Form 10-K
period 2020-06-30
ROYAL GOLD INC
filed 2020-08-06
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-13357

Royal Gold, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-0835164 (I.R.S. Employer Identification No.)
1144 15th Street, Suite 2500
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Royal Gold common stock on December 31, 2019, as reported on the Nasdaq Global Select Market was $8.0 billion. There were 65,591,043 shares of Royal Gold common stock, par value $0.01 per share, outstanding as of July 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders scheduled to be held on November 18, 2020, and to be filed within 120 days after June 30, 2020, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

This report contains and incorporates by reference “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments. Actual results may differ, possibly materially, from forward-looking statements due to various factors. For a discussion of some of these factors, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this report.

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests, except for our interest in the Peak Gold, LLC joint venture (“Peak Gold JV”). Certain information provided in this Annual Report on Form 10-K about operating properties in which we hold interests, including information about reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission (the “SEC”). Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness, or fairness of, such third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Unless the context otherwise requires, references to “Royal Gold,” the “Company,” “we,” “us,” and “our” refer to Royal Gold, Inc. and its consolidated subsidiaries

PART I

ITEM 1.   BUSINESS

Overview

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. Please refer to Item 2, Properties, for a discussion of the development at our principal properties.

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2020, we owned seven stream interests, which are on six producing properties and two development stage properties. Our stream interests accounted for approximately 72% of our total revenue for each of the fiscal years ended June 30, 2020 and 2019. We expect stream interests to continue representing a significant portion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2020, we owned royalty interests on 35 producing properties, 14 development stage properties and 130 exploration stage properties, of which we consider 49 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for approximately 28% of our total revenue for each of the fiscal years ended June 30, 2020 and 2019.

We do not conduct mining operations on the properties in which we hold stream and royalty interests. Except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs, or other operating costs on those properties.

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

As discussed in further detail throughout this report, some highlights of our business during fiscal year 2020 were as follows:

●	Our revenue increased 18% to $498.8 million, compared to $423.1 million during fiscal 2019.
●	We made several key leadership changes due to retirements and used our management succession planning to fill those roles.
●	We increased our calendar year dividend to $1.12 per basic share, which is paid in quarterly installments throughout calendar year 2020. This represents a 6% increase compared with the dividend paid during calendar year 2019.

Certain Definitions

Dollar or “$”: Refers to U.S. dollars. We refer to Canadian dollars as C$.

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

Net value royalty (NVR): A defined percentage of the gross revenue from a resource extraction operation less certain contract-defined costs.

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

Reserve: That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

Royalty: The right to receive a percentage or other denomination of mineral production from a mining operation.

Ton: A unit of weight equal to 2,000 pounds or 907.2 kilograms.

Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Fiscal 2020 Business Developments

Please refer to Item 7, MD&A, for discussion on recent liquidity and capital resource developments.

Alturas royalty acquisition

On January 29, 2020, we entered into an agreement with various private individuals for the acquisition of an NSR royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions included as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by Compañia Minera Salitrales Limitada, a subsidiary of Barrick Gold Corporation (“Barrick”). Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020. A future payment of up to $20 million is conditioned based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision. A further future payment of up to $10 million will be made upon first production from the mining concessions.

Castelo de Sonhos royalty acquisition

In August 2019, we entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% NSR royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar. Total consideration was $7.5 million, of which $4.5 million was paid in August 2019, $1.5 million was paid in November 2019, and $1.5 million was paid in March 2020.

Aggregate funds we invested with TriStar will be used primarily to advance CDS to the feasibility stage, including advancing permitting activities. A preliminary economic assessment for CDS was prepared by TriStar in calendar 2018 and was based on a total of 2.0 million ounces of mineralized material at an average gold grade of approximately 1.0 gram per tonne. Since August 2019, TriStar has completed reverse circulation drilling, which will support the preparation of a preliminary feasibility study. Refer to Note 3 of our notes to consolidated financial statements for further discussion.

Covid-19 and current economic environment

Several of our operating counterparties previously announced temporary operational curtailments or the withdrawal or review of previously disclosed guidance due to the ongoing COVID-19 pandemic. The economic and societal impacts associated with COVID-19 are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impacts on our results of operations and financial condition. We will continue to monitor any further developments that the COVID-19 pandemic may have on stream or royalty interests as part of our regular asset impairment analysis.

Leadership changes

We made several key leadership changes as a result of our ongoing management succession planning. After a thorough search process, our Board of Directors appointed William Heissenbuttel as our President and Chief Executive Officer and a member of the Board of Directors, effective January 2, 2020. Mr. Heissenbuttel most recently served as our Chief Financial Officer and Vice President Strategy. In addition, the Board of Directors promoted the following executives effective January 2, 2020: Mark Isto, Executive Vice President and Chief Operating Officer; Paul Libner, Chief Financial Officer and Treasurer; and Randy Shefman, Vice President and General Counsel.

Our Operational Information

Reportable Segments and Financial Information

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of June 30, 2020			As of June 30, 2019
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$702,732	$189,855	$892,587	$767,749	$200,251	$968,000
Dominican Republic	406,469	—	406,469	451,585	—	451,585
Chile	277,661	223,922	501,583	301,507	214,226	515,733
Africa	215,463	321	215,784	89,556	321	89,877
Mexico	—	75,951	75,951	—	83,748	83,748
United States	—	159,445	159,445	—	163,398	163,398
Australia	—	30,006	30,006	—	31,944	31,944
Rest of world	12,038	25,050	37,088	12,038	22,993	35,031
Total	$1,614,363	$704,550	$2,318,913	$1,622,435	$716,881	$2,339,316

Our reportable segments for purposes of assessing performance for our fiscal years ended June 30, 2020, and 2019 are shown below (amounts are in thousands):

	Year Ended June 30, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit(3)
Stream interests	$359,868	$83,890	$—	$144,678	$131,300
Royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

	Year Ended June 30, 2019
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Canada	$81,021	$23,393	$—	$—	$57,628
Dominican Republic	37,717	17,675	—	—	20,042
Chile	35,378	7,684	—	—	27,694
Africa	17,611	5,012	—	—	12,599
Total stream interests	171,727	53,764	—	-	117,963

Royalty interests	117,232	—	4,112	35,086	78,034
Canada	$17,717	$—	$—	$ $-	$17,717
United States	14,340	—	—	—	14,340
Mexico	15,833	—	—	—	15,833
Australia	6,217	—	—	—	6,217
Africa	1,024	—	—	—	1,024
Chile	$-	—	—	—	-
Rest of world	4,738	—	—	—	4,738
Total royalty interests	59,869	—	-	-	59,869
Total	$423,056	$77,535	$4,112	$162,856	$178,553
(1)	Excludes depreciation, depletion and amortization.

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income (loss).
(3)	Refer to Note 14 to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income (loss) before income taxes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our producing-stage stream and royalty interests. During the fiscal year ended June 30, 2020, we derived approximately 88% of our revenue from precious metals (including 79% from gold and 9% from silver), 9% from copper, and 3% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

Competition

The mining industry in general, and streaming and royalty segments in particular, are very competitive. We compete with other streaming and royalty companies, mine operators, and financial buyers in efforts to acquire existing streaming and royalty interests. We also compete with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new streaming and royalty interests. Our competitors may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico, Botswana, Australia and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

Corporate Information

We were incorporated under the laws of the State of Delaware on January 5, 1981. Our executive offices are located at 1144 15th Street, Suite 2500, Denver, Colorado 80202. Our telephone number is (303) 573-1660.

SEC Filings

We file periodic and current reports, proxy statements, and other information with the SEC. This includes our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those forms. These reports are available free of charge on our website at www.royalgold.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports also can be obtained on the SEC’s website at www.sec.gov. The information on our website is not part of this or any other report filed with or furnished to the SEC.

Employees

We currently have 27 employees, 18 of which work out of our office in Denver, Colorado. The remainder work out of our offices in Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our overall employee relations to be good.

Our global offices are adhering by the guidelines provided to the local health authorities during the COVID-19 pandemic.  The adoption of a remote work environment has not caused any material interruptions to the day-to-day activities of the Company.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in this section. Our future performance is subject to risks and uncertainties that could have a material adverse effect on our business, results of operations, and financial condition and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us. In addition, please see our note about forward-looking statements included in Part II, Item 7, MD&A of this Annual Report on Form 10-K.

Risks Relating to our Business

Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.

Market prices for gold, silver, copper, nickel, and other metals may fluctuate widely over time and are affected by numerous factors beyond our control. These factors include metal supply and demand, industrial and jewelry fabrication, investment demand, central banking actions, inflation expectations, currency values, interest rates, forward sales by metal producers, and political, trade, economic, or banking conditions.

Our revenue is directly tied to metal prices. Under our stream agreements, we purchase metal at a fixed price or a stated percentage of the market price and then sell the metal in the open market. If market prices decline, our revenue and cash flow from metal sales decline. A price decline can also impact our revenue under certain sliding-scale royalty agreements as we may receive a lower royalty rate when prices fall below specified thresholds. In addition, some of our royalty agreements are based on the operator’s concentrate sales to smelters and allow for price adjustments between the operator and the smelter based on metals prices on a future date, typically three to five months after shipment of concentrate. These price adjustments can decrease our revenue in future periods if metal prices decline following shipment.

Price declines could cause an operator to reduce, suspend, or terminate production or development at a project, which would impact our future revenue from the project. These production or development decisions could prevent us from recovering our initial investment in the project or result in an impairment to the value of our initial investment.

We own passive interests in mining properties and cannot ensure properties are developed or operated in our best interests.

Our revenue is derived entirely from stream and royalty interests in properties owned and operated by third parties. In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations. We generally are not entitled to compensation if operations are shut down. This creates risk for us because operators may at times have business interests that are inconsistent with our interests or may act contrary to our interests.

Our revenue is subject to operational and other risks faced by operators of the properties in which we hold stream or royalty interests.

We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following:

●	insufficient ore reserves
●	increased capital or operating costs
●	declines in the price of gold, silver, copper, nickel, or other metals
●	construction or development delays
●	operational disruptions, including those caused by pandemics or other global or local health crises
●	inability to obtain or maintain necessary permits
●	inability to replace or increase reserves as properties are mined
●	inability to maintain, or challenges to, exploration or mining rights
●	changes in mining taxes and royalties payable to governments
●	significant changes to environmental, permitting, or other regulatory requirements
●	challenges to operations, permits, or mining rights by local communities, indigenous populations, non-government organizations, or others
●	litigation between operators and third parties relating to the properties
●	community or civil unrest, including protests and blockades
●	labor shortages, increased labor costs, labor disputes, strikes, or work stoppages
●	unavailability of mining, drilling, or other equipment
●	unanticipated geological conditions or metallurgical characteristics
●	unanticipated ground or water conditions, including lack of access to sufficient water
●	inadequate supplies of power or other raw materials
●	pit wall or tailings dam failures or underground stability issues
●	fires, explosions, or other industrial accidents
●	injuries to humans, property, or the environment
●	natural catastrophes and environmental hazards such as earthquakes, droughts, floods, forest fires, hurricanes, weather, or climate events
●	physical effects of climate change and regulatory changes designed to reduce the effects of climate change;
●	uncertain political and economic environments
●	economic downturns
●	insufficient financing or inability to obtain financing
●	default by an operator on its obligations to us or its other creditors
●	insolvency, bankruptcy, or other financial difficulty of the operator
●	changes in laws or regulations or the enforcement of laws or regulations

The occurrence of any of these events could negatively impact operations at the properties in which we hold stream or royalty interests, which in turn could have a material adverse effect on our revenue and cash flow.

The current COVID-19 pandemic has adversely affected, and may continue to adversely affect, operations at some properties in which we have stream or royalty interests, which could have a material adverse effect on our results of operations and financial condition.

The world is currently experiencing a deadly outbreak of the coronavirus disease 2019, or COVID-19. Public health and government authorities have recommended and mandated precautions to mitigate the spread of COVID-19, including in some cases quarantines, shelter-in-place orders, and restrictions on mining-related activities. As a result, several of our operating counterparties, including at our principal properties, have had temporary operational curtailments. There may be additional curtailments. The COVID-19 pandemic could also disrupt operators’ supply or distribution chains or access to workers, which in turn could adversely impact their production or sales. In addition, development and exploration activities at some properties may be delayed or suspended. Any of these events could have a material adverse impact on our results of operations and financial condition in future periods. We are unable to predict the nature or extent of any impact the COVID-19 pandemic may have on our future results of operations and financial condition.

The current COVID-19 pandemic has significantly impacted the global economy and markets over the past several months and may continue to do so, which could adversely affect our business or the trading price of our stock.

The global economy, metal prices, and financial markets have experienced significant volatility and uncertainty due to COVID-19. Our revenue is directly related to the market price of gold and other metals. Metal price volatility causes our revenue to fluctuate from period to period. This price volatility could also cause operators or developers to defer or forgo projects, which could adversely impact our future revenue. Moreover, in the ordinary course of business, we review opportunities to acquire new stream and royalty interests and currently have acquisition opportunities at various stages of review. Reduced economic and travel activities or illness among our management team as a result of COVID-19 could limit or delay acquisition opportunities or other business activities. In addition, economic volatility, disruptions in the financial markets, or severe price declines for gold or other metals could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms. Government efforts to counter the economic effects of COVID-19 through liquidity and stimulus programs may be insufficient or ineffective in preventing or reducing the effects of a recession. It is difficult to determine the extent of the economic and market impacts from COVID-19 and the many ways in which they may negatively affect our business and the trading price of our stock.

A significant portion of our revenue comes from a small number of operating properties, which means that adverse developments at these properties could have a more significant or lasting impact on our results of operations than if our revenue was less concentrated.

Approximately 75% of our revenue for fiscal year 2020 came from six properties: Mount Milligan, Andacollo, Pueblo Viejo, Wassa, Peñasquito, and Cortez. We expect these properties to continue to represent a significant portion of revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these properties could have a more significant or longer-term impact on our results of operations than if our revenue was less concentrated.

Operators may fail to comply with their contractual arrangements with us or may interpret their obligations in a manner adverse to us, which could decrease our revenue or increase our costs.

At times, operators may be unable or unwilling to fulfill their contractual obligations to us. In addition, we often rely on the operators for the calculation of our stream deliveries or royalty payments. When we enter into new stream or royalty interests, we attempt to secure contractual rights that allow us to monitor operators’ compliance with their obligations to us, such as audit or access rights. However, these rights may not be sufficient to ensure compliance. In addition, our stream and royalty agreements are often complex and may be subject to interpretation or uncertainties. Operators and other counterparties may interpret our interests in a manner adverse to us. For these or other reasons, we could be forced to expend resources or take legal action to enforce our contractual rights. We may not be successful in enforcing our contractual rights. As a result, our revenue relating to the disputed interests could be adversely affected. We may also need to expend significant monetary and human resources to defend our position, which could adversely affect our results of operations. In addition, we may be required to make retroactive revenue adjustments in future periods relating to past period revenue as a result of information that we learn through audit or access rights.

We often have limited access to data about operating properties, which may make it difficult for us to project or assess the performance of our stream and royalty interests.

We often do not have the contractual right to receive production, operating, and other data from the operators of the properties in which we hold stream and royalty interests. As a result, it may be difficult for us to project or assess the performance of a stream or royalty interest. This could result in delays in, or reductions of, our cash flow from the amounts that we anticipate based on the stage of development of or production from the properties, which could have an adverse impact on our results of operations or financial condition.

Our stream and royalty interests may not result in the anticipated returns or may not otherwise ultimately benefit our business.

We are continually reviewing opportunities to acquire new stream and royalty interests, and we have acquisition opportunities at various stages of review. Any acquisition could be material to us. At times, we also consider opportunities to restructure our existing stream or royalty interests where we believe the restructuring would provide a long-term benefit to us, even though it could reduce near-term revenues or result in the incurrence of transaction-related costs. The success of our stream and royalty interests is based in part on our ability to make accurate assumptions at the time of acquisition about the amount and timing of revenue to be derived from those interests. These assumptions are based on a variety of factors, including the geological, metallurgical, permitting, environmental, and other aspects of the project. For development projects, we also make assumptions about the cost, timing, and conduct of development. If an operator fails to bring a project into production as expected or if actual performance otherwise falls short of our assumptions, our revenue derived from the project may not be sufficient to yield an adequate, or any, return on our investment. In addition, we could be required to decrease the carrying value of our investment, which could have a material adverse effect on our results of operations or financial condition. We cannot ensure that any acquisition or other transaction will ultimately benefit Royal Gold.

We may not be able to acquire additional stream or royalty interests at appropriate valuations.

Our future success depends largely on our ability to acquire additional stream and royalty interests at appropriate valuations. We may not be able to identify and complete acquisitions of additional interests at appropriate prices or terms. We may not have sufficient liquidity or may not be able to obtain debt or equity financing to fund acquisitions due to economic volatility, credit crises, declines in metal prices, or other reasons. Certain of our competitors are larger and have greater financial resources than we do, and we may not be able to compete effectively against them. In addition, changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make streams or royalties less attractive to counterparties. Any of these factors could adversely affect our ability to acquire new stream or royalty interests, which would adversely affect our future results of operations and financial condition.

Some of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenue generated from those interests.

Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery, or payment milestones are achieved. For example, our stream interests at Pueblo Viejo, Andacollo, Wassa, and Khoemacau, and certain of our royalty interests at other properties, contain these types of limitations. As a result, past production and revenue relating to these interests may not be indicative of future results.

If the assumptions underlying operators’ production, reserve, or mineralized material estimates are inaccurate or if future events cause operators to negatively adjust their previous estimates, our future revenue or the value of our investments could be adversely affected.

The operators of the properties in which we hold stream and royalty interests generally prepare production and reserve estimates for the properties. We do not independently prepare or verify this information. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production and reserve estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data, geologic and mining conditions, metallurgical recovery, metal prices, operating costs, capital expenditures, development and reclamation costs, mining technology improvements, and the effects of government regulation.  If any of the assumptions that operators make in connection with production or reserve estimates are incorrect, actual production could be significantly lower than the production or reserve estimates, which could adversely affect our future revenue and the value of our investments. In addition, if operators’ estimates with respect to the timing of production are incorrect, we may experience variances in expected revenue from period to period.

Some operators also report publicly or to us estimates of mineralized material. The term “mineralized material” does not indicate proven or probable reserves as defined by the SEC. Mineralized material is subject to future exploration and development and associated risks and may never convert to future reserves.  In addition, estimates of mineralized material are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

Our disclosures relating to operating properties will change as a result of new SEC disclosure rules, and we continue to face uncertainty around how some of these rules apply to a streaming and royalty company.

In 2018, the SEC adopted amendments to its disclosure requirements for mining companies, including streaming and royalty companies. We are required to comply with the new rules for our fiscal year beginning on July 1, 2021. Our disclosures about operating properties will change under the new rules, and, in some cases, we may be required to disclose in our SEC filings more or less information than we currently disclose about these properties. There continues to be uncertainty about how the rules will apply to a streaming and royalty company with significant investments in properties run by international operators that are not required to report under SEC rules.

Most of our revenue is derived from properties outside the United States, and risks associated with conducting business in foreign countries or other sovereign jurisdictions could adversely affect our results of operations or financial condition.

Over 90% of our revenue comes from properties outside of the United States, and many of our operators are organized outside of the United States. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations. Our and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:

●	expropriation or nationalization of mining property or other government takings
●	seizure of mineral production
●	exchange and currency controls and fluctuations
●	limitations on foreign exchange or repatriation of earnings
●	restrictions on mineral production or price controls
●	import or export regulations, including trade wars and sanctions and restrictions on metal exports
●	changes in government taxation, royalties, tariffs, or duties
●	changes in economic, trade, diplomatic, or other relationships between countries or the effects on global and economic conditions, the stability of global financial markets, or the ability of key market participants to operate in certain financial markets
●	high rates of inflation
●	unfamiliar or uncertain foreign real estate, mineral tenure, safety, or environmental rules
●	war, crime, terrorism, sabotage, blockades, or other forms of civil unrest
●	uncertain political or economic environments
●	corruption
●	exposure to liabilities under anti-corruption or anti-money laundering laws
●	suspension of the enforcement of creditors’ or stockholders’ rights
●	loss of access to government-controlled infrastructure, such as roads, bridges, rails, ports, power sources, and water supplies

These risks may limit or disrupt the development or operation of properties in which we hold stream and royalty interests or impair our rights or interests in these properties, which could adversely affect our results of operations or financial condition.

We and our operating properties may be subject to environmental risks, including risks associated with climate change, which could have a material adverse effect on our financial condition or the value of our investments.

Mining operations are subject to extensive laws and regulations governing land use and the protection of the environment. In addition, many countries have implemented laws and regulations designed to address the effects of climate change, including rules to reduce industrial emissions and increase energy efficiency. These laws and regulations are constantly evolving in a manner generally expected to result in stricter standards, more liability, and increased costs. Compliance with these laws and regulations can impose substantial costs and burdens on operators of properties subject to our interests. In addition, an operator’s failure to comply with these laws and regulations could result in injunctive action, orders to suspend or cease operations, damages, or civil or criminal penalties on the operator. If any of these events were to occur, our revenue or the value of our investment could be adversely affected.

Further, due to expansive environmental laws, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in lease and underlying unpatented mining claims. These liabilities could have a material adverse effect on our results of operations or financial condition.

Unknown defects in our stream or royalty interests or the bankruptcy or insolvency of an operator could have a material adverse effect on the value of our investments.

Despite our due diligence practices, it is possible that unknown defects or problems will exist relating to the existence, validity, enforceability, terms, or geographic extent of our stream and royalty interests. Similarly, stream interests and, in many jurisdictions, royalty interests are contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. If our stream or royalty interests were set aside through judicial or administrative proceedings, the value of our investments could be adversely affected.

Anti-corruption laws and regulations could subject us to liability and require us to incur costs.

We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other laws that prohibit improper payments or offers of payments to third parties, including foreign governments and their officials, for the purpose of obtaining or retaining business. In some cases, we invest in mining operations in jurisdictions that have experienced corruption in the past. Our international investment activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees or agents in violation of our policies. In addition, the operators of the properties in which we own stream and royalty interests may fail to comply with anti-corruption laws and regulations. Although we are passive investors in these properties, enforcement authorities could deem us to have some culpability for the operators’ actions. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties to us and could have an adverse effect on our reputation.

A significant disruption to our information technology systems could adversely affect our business and operating results.

We rely on a variety of information technology and automated operating systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational and investment management, and email. These systems contain our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks. Any security breach could compromise our networks, and the information stored on them could be improperly accessed, disclosed, lost, or stolen. The steps that we have taken to secure our systems and electronic information may not be adequate to prevent a disruption. Any unauthorized activities could disrupt our operations, damage our reputation, or result in legal claims or proceedings, any of which could adversely affect our business, reputation, or operating results.

We depend on the services of our executives and other key employees, and the loss of one or more members of our management team could harm our business.

We believe that our success depends on retaining qualified executives and other key employees. Our management team has significant industry and company-specific experience. If we are unsuccessful at retaining or attracting qualified personnel, our business could be disrupted and our ability to achieve our business objectives and grow effectively could be jeopardized. We do not currently maintain key person life insurance on any of our directors or employees.

Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of June 30, 2020, we had $305 million outstanding and $695 million available under our revolving credit facility. We may incur additional indebtedness in the future. Current and future indebtedness could have important consequences, including the following:

●	require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, or dividends
●	limit our flexibility in planning for, or reacting to, changes in our business
●	restrict us from exploiting business opportunities
●	make us more vulnerable to a downturn in our business or the economy
●	place us at a competitive disadvantage compared to our competitors with less indebtedness
●	require the consent of our existing lenders to incur additional indebtedness
●	limit our ability to borrow additional funds for acquisitions, working capital, or debt-service requirements

Our credit facility contains financial and other restrictive covenants. For example, the agreement includes financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio (as these terms are defined under the agreement). These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. Our credit facility expires in June 2024. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.

The proposed phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our results of operations or financial condition.

In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to phase out LIBOR by the end of calendar 2021. The Federal Reserve Board has convened a group of private-market participants to identify a proposed alternative rate and address the transition from LIBOR to an alternative rate. In 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. Under the agreement governing the facility, if LIBOR is phased out, we are required to negotiate in good faith to establish an alternative rate under the facility. There is currently no definitive information regarding the future use of LIBOR or a replacement rate. We are unable to predict whether and to what extent a LIBOR change would impact our future results of operations and financial condition.

Risks Related to our Common Stock

Our stock price may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during fiscal year 2020, the market price of our common stock ranged from a low of $59.78 to a high of $139.63. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:

●	economic, market, or political conditions, including the effects of COVID-19
●	market prices of gold, silver, copper, nickel, and other metals
●	developments relating to operating properties
●	interest rates and expectations about inflation
●	currency values
●	credit market conditions

These market fluctuations, regardless of cause, may materially and adversely affect our stock price. As a result, you could lose all or part of your investment.

We may issue additional equity securities, which would dilute our existing stockholders and reduce our per-share financial measures and could reduce the market price of our common stock.

We may issue additional equity in the future in connection with acquisitions, strategic transactions, or for other purposes. If we issue additional equity securities, our existing stockholders would be diluted and our per-share financial measures would be reduced. In addition, shares of common stock that we issue in connection with an acquisition may not be subject to resale restrictions. The market price of our common stock could decline if our stockholders sell substantial amounts of our common stock or are perceived by the market as intending to sell these shares other than in an orderly manner.

We may change our practice of paying dividends, which could reduce the value of your investment.

We have paid a cash dividend on our common stock since calendar year 2000. Our board of directors has discretion in determining whether to declare a dividend based on a number of factors, including metal prices, economic or market conditions, earnings, cash flow, financial condition, and funding requirements for future opportunities or operations. In addition, corporate law limitations or future contractual restrictions could limit our ability to pay dividends in the future. If our board of directors reduces or eliminates future dividends, our stock price could fall, and the success of your investment would depend largely on any future stock price appreciation. We have increased our dividend in prior years. There can be no assurance, however, that we will continue to do so or that we will pay any dividends.

Provisions of Delaware law and our organizational documents could delay or prevent a third party from acquiring us.

The anti-takeover provisions of Delaware law impose barriers to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. Among other things, these provisions provide for the following:

●	allow our board of directors to issue shares of common stock and preferred stock without stockholder approval, except as may be required by Nasdaq rules
●	allow our board of directors to establish the rights and preferences of authorized and unissued preferred stock
●	provide for a classified board, whereby our board of directors is divided into three classes of directors serving staggered three-year terms
●	prohibit stockholders from calling special meetings of stockholders
●	require advance notice of stockholder proposals and related information
●	require vacancies and newly created directorships on the board of directors to be filled only by affirmative vote of a majority of the directors then serving on the board

These provisions could increase the cost of acquiring us or discourage a third party from acquiring us or removing incumbent management, which could decrease the value of your investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own or operate the properties on which we hold stream or royalty interests, except for our interest in the Peak Gold JV, and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of certain properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage streams and royalties, as well their respective reserves, are summarized in Table 1 “Operators’ Estimated Proven and Probable Gold Reserves” below within this Item 2. More information is available to the public regarding certain properties in which we have stream or royalty interests, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. The description of our principal streams and royalties set forth below includes the location, operator, stream or royalty rate, access and any material current developments at the property. For any reported production amounts discussed below, we consider reported production to relate to the amount of metal sales subject to our stream and royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing stage properties.

Principal Producing Properties

We consider both historical and future potential revenues to determine which stream and royalty interests in our portfolio are principal to our business. Estimated future potential revenues from producing properties are based on a number of factors, including reserves subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal price assumptions, mine life, legal status and other factors and assumptions, any of which could change and could cause us to conclude that one or more of such stream and royalty interests are no longer principal to our business. Currently, we consider the properties discussed below (listed alphabetically by stream and royalty interest) to be principal to our business. Based on the factors discussed above, we no longer consider Rainy River to be a principal property.

Principal Producing Properties
Streams:
Andacollo 1
Mount Milligan 2
Pueblo Viejo 3
Wassa 4
Royalties:
Cortez 5
Peñasquito 6
Principal Development Properties
Streams:
Khoemacau 7
1
2
3
4
5
6
7

Stream Interests

Andacollo (Region IV, Chile)

The Company’s wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”) owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter.  The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of June 30, 2020, approximately 237,100 ounces of payable gold have been delivered to RGLD Gold.

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

Stream deliveries from Andacollo were approximately 43,900 ounces of gold during the fiscal year ended June 30, 2020, compared to approximately 51,900 ounces of gold during the fiscal year ended June 30, 2019.  Stream deliveries decreased as a result of the temporary suspension of operations during the quarter ended December 31, 2019, due to a workers’ strike from October 14, 2019 through December 5, 2019, which was resolved with the ratification of a new 36-month collective agreement.

Teck expects grades to continue to decline towards reserve grades in calendar year 2020 and future years. The current life of mine for Andacollo is expected to continue until calendar year 2035. Additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project (Botswana)

In February 2019, RGLD Gold entered into a silver stream with Khoemacau Copper Mining (Pty.) Limited (“KCM”) for the purchase of silver produced from the Khoemacau Project (“Khoemacau”). Under the purchase and sale agreement, subject to the satisfaction of certain conditions, RGLD Gold will make advance payments totaling $212 million toward the purchase of 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Base Silver Stream”). At KCM’s option and subject to various conditions, RGLD Gold will make up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced from Khoemacau (the “Option Silver Stream”). The stream rate will drop to 40% of silver produced from Khoemacau following delivery to RGLD Gold of 32 million silver ounces under the Base Silver Stream, or to 50% of the silver produced from Khoemacau following delivery of 40 million silver ounces to RGLD Gold should KCM exercise the entire Option Silver Stream. RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered under the Base Silver Stream and Option Silver Stream; however, if KCM achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price under the Base Silver Stream and Option Silver Stream for silver ounces delivered in excess of specific annual thresholds.

Khoemacau is a copper-silver development project located within the North West and Ghanzi Districts of Botswana owned by KCM. The license area is generally southwest of the town of Maun and northeast of the town of Ghanzi. Khoemacau is accessed from the city of Maun, approximately 40 miles southwest to the town of Toteng on a major travel route, Botswana’s A3 highway, a paved road and then approximately 16 miles on gravel road to reach the Boseto plant site. The Zone 5 mining area is connected to the Boseto plant by a 20-mile gravel road.

According to KCM, progress continued at Khoemacau during the June 2020 quarter and the project reached approximately 54% of construction completion as of June 30, 2020 with 81% of the capital committed. According to KCM, activities are focused on refurbishment of the Boseto mill, underground development, completion of accommodation, power and water infrastructure at Zone 5 and completing construction of the haul road between Zone 5 and the Boseto mill. Also, according to KCM, underground development has cumulatively advanced 2,360 meters in the five declines, which is in line with planned development rates.

On July 5, 2020, RGLD Gold made its fourth advance payment of $11.1 million, which brings the total contribution to $146.8 million. RGLD Gold expects to commit approximately $35 - $45 million during the remainder of calendar year 2020, and assuming the midpoint of this range, the total remaining commitment in calendar year 2021 is expected to range from approximately $25 million for the Base Silver Stream up to approximately $78 million should KCM elect to fully exercise the Option Silver Stream. Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.

According to KCM, although a six-month state of emergency has been declared by the Government of Botswana to help prevent the spread of COVID-19, mining has been designated an “essential service” and general development activity at Khoemacau is continuing. However, due to the impacts experienced from travel restrictions, some activities have been slowed or rescheduled.  Barring any potential further impacts caused by COVID-19 considerations, we now expect the first shipment of concentrate to occur late in the third calendar quarter of 2021.

Mount Milligan (British Columbia, Canada)

RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price.  As of June 30, 2020, approximately 516,500 ounces of payable gold and 34.71 million pounds of payable copper have been delivered to RGLD Gold.

Mount Milligan is an open-pit mine and is located within the Omenica Mining Division in North Central British Columbia, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie. The Mount Milligan project is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George.

Gold stream deliveries from Mount Milligan were approximately 59,900 ounces during the fiscal year ended June 30, 2020, compared to approximately 68,500 ounces during the fiscal year ended June 30, 2019. The decrease reflects differences in the timing of shipments and settlements during the periods, in addition to lower gold grades processed and lower gold recovery, slightly offset by increased tonnage processed.

Copper stream deliveries from Mount Milligan were approximately 12.7 million pounds during the fiscal year ended June 30, 2020, compared to approximately 9.1 million pounds during the fiscal year ended June 30, 2019. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods, in addition to higher tonnage and higher copper grades processed, slightly offset by lower copper recovery.

On March 26, 2020, Centerra published an updated National Instrument 43-101 (“NI 43-101”) technical report for the Mount Milligan mine, which provided a detailed update to the life of mine plan contained in the previous NI 43-101 report for Mount Milligan published by Centerra in calendar 2017.

Centerra reported a reduction in proven and probable reserves due to increased costs, lower expected productivities, and lower process plant throughput compared to their calendar 2017 technical report, as well as an update to the resource model and re-estimation of metallurgical recoveries. Details for the reserves and updated mine plan, which does not contemplate any growth capital or inclusion of additional mineralized material, were reported by Centerra as follows:

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

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for our stream and royalty interests. As part of our regular asset impairment analysis during the quarter ended March 31, 2020, we determined that an impairment of our stream interest at Mount Milligan was not necessary as (i) the earlier financial impairment taken by Centerra does not impact the mine operating performance, and (ii) the reduction in reserves and mineralized material at Mount Milligan resulted in updated gold and copper depletion rates that remain well below current and long-term consensus gold and copper prices. Due to the reduction in gold and copper reserves, as reported by Centerra, the depletion rate of our investment at Mount Milligan increased from $402 to $764 per ounce of gold and from $0.81 to $1.48 per pound of copper.

On April 1, 2020, Centerra announced that reductions of manpower and throughput at Mount Milligan would occur as a result of actions implemented to combat the COVID-19 pandemic. Centerra has since reported that workforce numbers returned to normal over the month of May resulting in mining and plant tonnages returning to planned levels. According to Centerra, process plant throughput averaged approximately 60% of target levels and mining operations experienced a four week partial shutdown during the reduction period, and during April, the process plant was shut down for eleven days to perform routine maintenance and reline the SAG mill.

Centerra also reported that stored water inventory at Mount Milligan, which is critical to the ability to process ore through the mill on a sustainable basis, was in excess of six million cubic meters as at June 30, 2020. Centerra reported that spring water pumping started in April, and substantial snowpack and a wet spring led to volumes pumped as of the end of June that exceeded those of the entire 2019 pumping season.  In addition, Centerra reported that Mount Milligan continued to access ground water from the Lower Rainbow Valley wellfield and other groundwater wells near the tailings storage facility during the quarter ended June 30, 2020. Centerra also reported that it continued exploration activities focused on extending the groundwater capacity in the vicinity of the existing infrastructure, and these activities will continue for the remainder of 2020. Further, Centerra reported that it continues to pursue a longer-term solution to its water requirements at Mount Milligan.

On July 31, 2020, Centerra confirmed that there is no change to the previously issued production guidance for Mount Milligan for calendar year 2020 of 140,000 to 160,000 payable ounces of gold and 80 to 90 million pounds of copper.

Pueblo Viejo (Sanchez Ramirez, Dominican Republic)

RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter.  The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter.  The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of June 30, 2020, approximately 226,400 ounces of payable gold and 7.9 million ounces of payable silver have been delivered to RGLD Gold.

The Pueblo Viejo mine is located in the province of Sanchez Ramirez, Dominican Republic, approximately 60 miles northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont Corporation holds a 40% interest.  Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 48 miles to Piedra Blanca and proceeding east for approximately 14 miles on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

Gold stream deliveries from Pueblo Viejo were approximately 45,000 ounces of gold during the fiscal year ended June 30, 2020, compared to approximately 41,200 ounces of gold during the fiscal year ended June 30, 2019.  Silver stream deliveries were approximately 1.7 million ounces of silver during the fiscal year ended June 30, 2020, compared to approximately 2.0 million ounces of silver during the fiscal year ended June 30, 2019.

Barrick reports that it continues to advance engineering and evaluation work towards a feasibility study for the process plant expansion and proposed tailings storage facility that could extend the mine life at Pueblo Viejo to beyond calendar year 2040. Barrick estimates that the process plant and tailings expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar year 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert approximately 11 million ounces of mineralized material to reserves (on a 100% basis).

Barrick expects the proportion of lower grade stockpile ore in the feed blend to steadily increase until the mine expansion pits are fully developed as part of the decision on the proposed plant and tailings expansion project. Barrick also reported lower gold production during the June 2020 quarter as a result of a planned maintenance shutdown. For calendar year 2020, Barrick indicated production attributable to their interest at Pueblo Viejo is expected to be between 530,000 and 580,000 ounces of gold.

Wassa (Western Region, Ghana)

RGLD Gold owns the right to purchase 10.5% of the gold produced from the Wassa, Prestea and Bogoso mines, operated by Golden Star Resources Ltd. (“Golden Star”), until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5%. The cash purchase price for gold is 20%

of the spot price per ounce delivered until 240,000 ounces of gold have been delivered, and 30% of the spot price per ounce delivered thereafter. As of June 30, 2020, approximately 110,500 ounces of payable gold have been delivered from Wassa, Prestea and Bogoso mines, of that 69,700 ounces of payable gold have been delivered from Wassa to RGLD Gold.

The Wassa underground mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra.  The main access to the site is from the east, via the Cape Coast to Twifo-Praso road, then over the combined road-rail bridge on the Pra River.  There is also an access road from Takoradi in the south via Mpohor.  An airport at Takoradi is capable of handling jet aircraft and is serviced by several commercial flights each day.

Stream deliveries from Wassa were approximately 16,500 ounces of gold during the fiscal year ended June 30, 2020, compared to approximately 16,600 ounces of gold during the fiscal year ended June 30, 2019.

On March 27, 2020, Golden Star reported that deep drilling in calendar year 2019 successfully extended the mineralization at Wassa by approximately 700 feet to the south where the deposit remains open to the south and down dip. Golden Star further reported that the exploration strategy during calendar year 2020 would transition away from growth of the overall resource to infill drilling to help define the potential mine plans for the southern extension of the operation. According to Golden Star, as of December 31, 2019 the proven mineral reserve at Wassa increased 87% over the prior year period to 1.4 million ounces of gold, and total underground mineralized material at Wassa contained approximately 11.2 million ounces of gold.

On July 27, 2020, Golden Star announced that it had signed a binding agreement with Future Global Resources Limited (“FGR”) for the sale of the Prestea and Bogoso mines. This transaction will require the separation of the RGLD Gold stream agreement into separate stream agreements for each of Wassa and Prestea/Bogoso, which is conditional on, among other things, the approval of the board of directors of Royal Gold. Further, on July 28, 2020, Golden Star announced that, if approved, the separated Wassa stream agreement would require Golden Star to deliver 10.5% of the gold produced from Wassa in return for a cash purchase price for gold of 20% of the spot price per ounce delivered, until the delivery of 240,000 ounces, after which the obligation would decrease to 5.5% of the gold produced from Wassa in return for a cash purchase price for gold of 30% of the spot price per ounce delivered.

On July 28, 2020, Golden Star reported calendar year 2020 gold production guidance for Wassa of between 165,000 to 170,000 ounces, up from the previous guidance range of 155,000 to 165,000 ounces.

Royalty Interests

Cortez (Nevada, USA)

Cortez is a series of large open-pit and underground mines, utilizing mill and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont Corporation (“Newmont”) with respect to their Nevada operations.  The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County.  The site is reached by driving west from Elko on Interstate 80 approximately 46 miles and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline and South Pipeline deposits, part of the Gap pit and the Crossroads deposit.

The royalty interests we hold at Cortez include:

(a)Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all products from an area originally known as the “Reserve Claims,” which includes the majority of the Pipeline and South Pipeline deposits. The GSR1 royalty rate is tied to the price of gold and does not include indexing for inflation or deflation.  The GSR1 royalty rate is 5.0% at a gold price of $470 per ounce and higher.
(b)GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all products from an area outside of the Reserve Claims, originally known as the “GAS Claims,” which encompasses approximately 50% of the Gap deposit and all of the Crossroads deposit. The GSR2 royalty rate is tied to the gold price, without indexing for inflation or deflation.  The GSR2 royalty rate is 5.0% at a gold price of $470 per ounce and higher.
(c)Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2, except mining claims that comprise the undeveloped Crossroads deposit.
(d)Net Value Royalty (“NVR1”) and Net Value Royalty (Crossroads) (“NVR1C”). The NVR1 royalty is a fixed royalty of 4.91% NVR that covers the area of the GAS Claims, excluding the majority of the Crossroads deposit. The NVR1C royalty, which covers the majority of the Crossroads deposit, is a fixed royalty of 4.52% NVR.

On average, above a gold price of $470 per ounce after the relevant deductions, the combined royalty interests of GSR1, GSR2, GSR3, NVR1 and NVR1C are equivalent to an approximate 8.2% gross smelter return royalty to Royal Gold.

We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Production attributable to our royalty interest at Cortez increased to 173,300 ounces of gold over the prior fiscal year of 96,700 ounces of gold, as a result of production ramping up at the Crossroads deposit, which is subject to our NVR1 (Crossroads) and GSR2 royalty interests and portions of the NVR1 and GSR3 royalty interests.

During the quarter ended March 31, 2020, Barrick provided us with an updated reserve statement and life of mine plan for Cortez. According to Barrick, as of December 31, 2019, total proven and probable reserves subject to our royalty interests contained 3.5 million ounces of gold (consisting of 87.0 million tonnes of ore at a grade of 1.26 grams per tonne). Reserves were calculated at a gold price of $1,200 per ounce.

Further according to Barrick, total gold production at Cortez from the regions subject to our interests is expected to be approximately 175,000 ounces in calendar year 2020, increasing to an approximate average of 425,000 ounces from calendar 2021 through calendar 2026. The expected production increase from calendar year 2020 to calendar year 2021 is primarily due to higher contribution from the Crossroads deposit, which is expected to ramp up through calendar year 2023 and offset declining production from the other royalty regions.

Peñasquito (Zacatecas, Mexico)

We own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Newmont. The Peñasquito mine is located approximately 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico. The mine, composed of two main deposits called Peñasco and Chile Colorado, hosts large gold, silver, zinc and lead reserves. The deposits contain both oxide and sulfide material, resulting in heap leach and mill processing.  There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by-pass road from Highway 54 approximately 16 miles south of Concepción del Oro. There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey.

For fiscal 2020, gold production attributable to our royalty interest at Peñasquito increased to 312,200 ounces over the prior fiscal year of 158,800 ounces; silver production increased to 27.8 million ounces over the prior fiscal year of 16.4 million ounces; lead increased to 182.3 million pounds over the prior fiscal year of 117.4 million pounds; and zinc increased to 393.9 million pounds over the prior fiscal year of 216.2 million pounds.

The increase in production is attributable to higher grades and recoveries and tons processed compared to the prior fiscal year, as well as the suspension of operations during the June 2019 quarter, resulting in significantly lower sales from Peñasquito during the prior fiscal year.

On April 22, 2020, Newmont announced Peñasquito reached a definitive agreement with the San Juan de Cedros community (one of 25 neighboring communities) in Zacatecas, Mexico on land use, water availability, infrastructure and social investments, which includes access to 10,000 hectares for exploration and operational purposes, and resolves all outstanding issues with the community.

On May 5, 2020, Newmont announced that operations at Peñasquito were placed on care and maintenance on April 12 due to a Mexican federal government decree to temporarily suspend all non-essential activities in Mexico as part of a nationwide effort to help slow the spread of COVID-19. According to Newmont, a phased ramp-up began in mid-May with milling and mining activities ramping up at the beginning of June, and production in the plant was back to pre-COVID levels by mid-June.

On July 30, Newmont provided full year 2020 production guidance for Peñasquito of 510,000 ounces of gold, 28 million ounces of silver, 360 million pounds of zinc, and 190 million pounds of lead.

Reserve Information

Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead and cobalt that are subject to our stream and royalty interests as of December 31, 2019, as reported to us by the operators of the mines. Properties are currently in production unless noted as development (“DEV”) within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2019. Please refer to pages 22-26 for the footnotes to Table 1.

Operators’ Estimated Proven and Probable Gold Reserves

As of December 31, 2019(1)

Gold(2)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average	Gold
				Tons of	Gold	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	18.950	0.023	0.436
Cortez GSR1	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	17.277	0.020	0.347
Cortez GSR2	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	78.662	0.040	3.168
Cortez GSR3	0.71% GSR	Nevada Gold Mines LLC	United States	26.714	0.017	0.466
Cortez NVR1	4.91% NVR	Nevada Gold Mines LLC	United States	16.065	0.016	0.262
Cortez NVR1C	4.52% NVR (9)	Nevada Gold Mines LLC	United States	69.225	0.044	3.049
Gold Hill	1.0 - 2.0% NSR(10,11)	Kinross	United States	4.897	0.016	0.080
	0.6 - 0.9% NSR(12)
Goldstrike (SJ Claims)	0.9% NSR	Nevada Gold Mines LLC	United States	27.254	0.081	2.218
Hasbrouck Mountain (DEV)	1.5% NSR	West Vault Mining/Clover Nevada	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Nevada Gold Mines LLC	United States	4.729	0.288	1.364
Marigold	2.0% NSR	SSR Mining	United States	173.425	0.014	2.356
Pinson (DEV)	3.0% NSR(13,14)	Waterton Precious Metals Fund	United States	7.557	0.064	0.483
	2.94% NSR(13,15)
Relief Canyon (DEV)	3.0% NSR(16)	Americas Silver	United States	20.665	0.022	0.451
Robinson	3.0% NSR	KGHM	United States	84.310	0.005	0.413
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Twin Creeks	2.0% GPR	Nevada Gold Mines LLC	United States	0.768	0.060	0.046
Wharf	0.0 - 2.0% GSR(17)	Coeur Mining	United States	32.850	0.026	0.855
Back River - Goose Lake (DEV)	1.95% GSR(18)	Sabina Gold & Silver	Canada	13.623	0.184	2.503
Canadian Malartic	1.0 - 1.5% NSR(19)	Agnico Eagle/Yamana	Canada	43.531	0.028	1.239
Holt	0.00013 x quarterly avg. gold price	Kirkland Lake	Canada	4.829	0.116	0.562
Kutcho Creek (DEV)	2.0% NSR	Capstone Mining	Canada	11.509	0.009	0.100
LaRonde Zone 5	2.0% NSR	Agnico Eagle	Canada	10.237	0.067	0.686
Mount Milligan	35% of payable gold(20)	Centerra Gold	Canada	210.572	0.011	2.407
Pine Cove	7.5% NPI	Anaconda Mining	Canada	0.979	0.037	0.036
Rainy River	6.5% of gold produced(21)	New Gold	Canada	85.507	0.031	2.636
Williams	0.97% NSR	Barrick	Canada	18.017	0.059	1.068
Dolores	3.25% NSR	Pan American	Mexico	48.171	0.024	1.178
Peñasquito	2.0% NSR	Newmont	Mexico	486.670	0.017	8.080
Andacollo	100% of payable gold(22)	Teck	Chile	346.814	0.003	1.040
La Fortuna (DEV)	1.4% NSR(23)	Newmont	Chile	198.103	0.013	2.674
Don Mario	3.0% NSR	Orvana	Bolivia	2.240	0.054	0.121
Don Nicolas	2.0% NSR	Cerrado Gold	Argentina	1.327	0.148	0.196
Pueblo Viejo	7.5% of payable gold(24)	Barrick/Newmont	Dominican Republic	78.264	0.072	5.670
El Limon	3.0% NSR	Calibre	Nicaragua	2.253	0.127	0.286
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	2.75% NSR	Amarillo Gold	Brazil	26.235	0.034	0.902
Balcooma	1.5% NSR	Consolidated Tin	Australia	0.762	0.002	0.001
Gwalia Deeps	1.5% NSR	St. Barbara	Australia	14.007	0.170	2.380
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.008	0.010
King of the Hills	1.5% NSR	Red 5	Australia	39.683	0.036	1.448
Meekatharra	1.5% NSR(25)	Westgold Resources	Australia	5.524	0.082	0.454
South Laverton	1.5% NSR	Saracen	Australia	25.144	0.071	1.786
Southern Cross	1.5% NSR	Shandong Tianye	Australia	10.538	0.096	1.010
Wembley Durack (DEV)	1.0% NSR	Westgold Resources	Australia	0.362	0.055	0.020
Inata	2.5% GSR	Balaji Group	Burkina Faso	6.352	0.054	0.340
Taparko(26)	2.0% GSR	Nord Gold	Burkina Faso	6.504	0.074	0.483
Prestea	10.5% of payable gold (27)	Golden Star Resources	Ghana	0.856	0.353	0.302
Wassa	10.5% of payable gold (27)	Golden Star Resources	Ghana	18.406	0.077	1.410

Operators’ Estimated Proven and Probable Silver Reserves

As of December 31, 2019(1)

Silver(28)
				PROVEN +		RESERVES
				PROBABLE		(3)(4)(5)
					Average	Silver
				Tons of	Silver	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Gold Hill	1.0 - 2.0% NSR(10,11)	Kinross	United States	4.897	0.251	1.230
	0.6 - 0.9% NSR(12)
Hasbrouck Mountain (DEV)	1.5% NSR	West Vault Mining/Clover Nevada	United States	35.616	0.297	10.569
Relief Canyon (DEV)	3.0% NSR(16)	Americas Silver	United States	20.665	0.037	0.760
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	1.008	11.600
Rainy River	60% of silver produced (21)	New Gold	Canada	85.507	0.073	6.266
Dolores	2.0% NSR	Pan American	Mexico	48.171	0.762	36.700
Peñasquito	2.0% NSR	Newmont	Mexico	486.670	0.969	471.360
Don Mario	3.0% NSR	Orvana	Bolivia	2.240	1.438	3.221
Don Nicolas	2.0% NSR	Cerrado Gold	Argentina	1.327	0.302	0.401
Pueblo Viejo	75% of payable silver(24)	Barrick/Newmont	Dominican Republic	78.264	0.469	36.700
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Balcooma	1.5% NSR	Consolidated Tin	Australia	0.762	0.498	0.380
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	2.268	3.000
Khoemacau (DEV)	80% of payable silver(29)	Khoemacau Copper Mining	Botswana	33.521	0.567	19.011

Operators’ Estimated Proven and Probable Base Metal Reserves

As of December 31, 2019(1)

Copper(30)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(%)	(M)
Robinson	3.0% NSR	KGHM	United States	84.310	0.41%	692.343
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	2.01%	463.000
Mount Milligan	18.75% of payable copper(20)	Centerra Gold	Canada	210.572	0.23%	959.000
Voisey’s Bay	2.7% NVR	Vale	Canada	31.857	0.93%	590.221
Don Mario	3.0% NSR	Orvana	Bolivia	2.240	1.89%	84.723
La Fortuna (DEV)	1.4% NSR(23)	Newmont	Chile	198.103	0.49%	1,959.099
Balcooma	1.5% NSR	Consolidated Tin	Australia	0.762	2.13%	32.466
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.42%	11.023
Las Cruces	1.5% NSR	First Quantum	Spain	1.874	4.82%	180.757

Lead(31)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Peñasquito	2.0% NSR	Newmont	Mexico	483.474	0.34%	3,261.055
Balcooma	1.5% NSR	Consolidated Tin	Australia	0.762	0.52%	7.879

Zinc(32)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	3.19%	734.000
Peñasquito	2.0% NSR	Newmont	Mexico	483.474	0.76%	7,389.628
Balcooma	1.5% NSR	Consolidated Tin	Australia	0.762	1.92%	29.274
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	6.25%	165.347

Nickel(33)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
				Tons of	Average	Base Metal
				Ore	Base Metal	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	Grade (%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	31.857	2.11%	1,345.172

Cobalt(34)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	31.857	0.12%	79.410

1.	Reserves have been reported by the operators of record as of December 31, 2019, with the exception of the following properties where reserves have been reported by the operators of record or their predecessors in interest and are unadjusted for production since these dates: Mara Rosa - May 31, 2020; Don Mario - September 30, 2019; Dolores, Gwalia Deeps, King of the Hills, Meekatharra, Relief Canyon and South Laverton - June 30, 2019; La India - January 25, 2019; Wharf - December 31, 2018; Wembley Durack - June 30, 2018; Khoemacau - April 17, 2018; Pine Cove, Taparko and Williams - December 31, 2017; Jaguar Nickel - June 30, 2017; Kutcho Creek - June 15, 2017; Bald Mountain, Gold Hill, Inata and Robinson - December 31, 2016; Southern Cross - July 24, 2016; Back River - August 15, 2015; Hasbrouck Mountain - June 3, 2015; La Fortuna, Pinson and Ruby Hill - December 31, 2014; Don Nicolas - December 31, 2011; and Balcooma - June 30, 2011.

2.	Gold reserves were calculated by the operators at the following per ounce prices: A$1,800 - King of the Hills; A$1,725 - Meekatharra; A$1,600 - Southern Cross and South Laverton; $1,600 - Pine Cove; $1,500 - Don Mario; A$1,350 - Gwalia Deeps; $1,350 - El Limon; $1,300 - Andacollo, Dolores, La Fortuna, Mara Rosa, Pinson, Prestea, Relief Canyon and Wassa; $1,275 - Rainy River; $1,250 - Back River, Holt, Inata, La India, Marigold, Mount Milligan, Robinson, Taparko and Wharf; $1,225 - Hasbrouck Mountain; $1,200 - Bald Mountain, Canadian Malartic, Cortez, Gold Hill, Goldstrike, LaRonde Zone 5, Leeville, Peñasquito, Pueblo Viejo, Twin Creeks and Williams; and $1,100 - Don Nicolas and Ruby Hill. No gold price was reported for Balcooma, Jaguar Nickel, Kutcho Creek, or Wembley Durack.

3.	Set forth below are the definitions of proven and probable reserves used by the SEC. “Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established. “Probable (Indicated) Reserves” are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

4.	Certain reserve estimates are provided by operators that are foreign issuers and are not based on the SEC's definitions for proven and probable reserves. For Canadian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. For Australian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform with the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia, as amended ("JORC Code"). We do not reconcile the reserve estimates provided by the operators with definitions of reserves used by the SEC.

5.	The reserves reported are either estimates received from the various operators or are based on documentation provided to us or are derived from publicly available information from the operators of the various properties or various National Instrument 43-101 or JORC Code reports filed by operators. We are not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the SEC.

6.	“Contained ounces” or “contained pounds” do not take into account recovery losses in mining and processing the ore.

7.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $375 - 1.75%; >$375 to $400 - 2.0%; >$400 to $425 - 2.25%; >$425 - 2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

8.	GSR1 and GSR 2 sliding-scale schedule (price of gold per ounce - royalty rate): Below $210 - 0.40%; $210 to $229.99 - 0.50%; $230 to $249.99 - 0.75%; $250 to $269.99 - 1.30%; $270 to $309.99 - 2.25%; $310 to $329.99 - 2.60%; $330 to $349.99 - 3.00%; $350 to $369.99 - 3.40%; $370 to $389.99 - $3.75%; $390 to $409.99 - 4.0%; $410 to $429.99 - 4.25%; $430 to $449.99 - 4.50%; $450 to $469.99 - 4.75%; $470 and higher - 5.00%.

9.	NVR1C is the Crossroads portion of NVR1.

10.	The royalty is capped at $10 million. As of June 30, 2020, royalty payments of approximately $7.78 million have been received.

11.	The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $300 - 0.6%; $300 to $350 - 0.7%; > $350 to $400 - 0.8%; > $400 - 0.9%. The silver royalty rate is based on the price of gold.

12.	The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.

13.	Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property.

14.	A Cordilleran royalty of 5% NSR applies to a portion of Section 28.

15.	Different Rayrock royalty rates apply to Sections 28, 32 and 33; these rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2020, approximately 103,000 ounces have been produced.

16.	Reserves represent our interest based on our royalty ground covering approximately 69% of the resource footprint by area.

17.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to under $350 - 0.0%; $350 to under $400 - 0.5%; $400 to under $500 - 1.0%; $500 or higher - 2.0%.

18.	Goose Lake royalty applies to production above 400,000 ounces.

19.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to $350 - 1.0%; above $350 - 1.5%.

20.	Centerra Gold will deliver 35% of payable gold produced, subject to a fixed payable percentage of 97%, and 18.75% of payable copper produced, subject to a minimum payable percentage of 95%. The purchase price for gold is equal to the lesser of $435 per ounce delivered or the prevailing market price and the purchase price for copper is 15% of the spot price per metric tonne delivered. As of June 30, 2020, approximately 516,500 ounces of payable gold and 34.7 million pounds of payable copper have been delivered.

21.	New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered. As of June 30, 2020, approximately 38,700 ounces of payable gold and 410,500 ounces of payable silver have been delivered.

22.	Teck will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered. As of June 30, 2020, approximately 237,100 ounces of payable gold have been delivered.

23.	The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to our royalty represent 3/7 of Newmont's reporting of 70% of the total reserve.

24.	Barrick will deliver: (a) gold in amounts equal to 7.50% of Barrick’s 60% interest in gold produced until 990,000 ounces have been delivered, and 3.75% of Barrick’s 60% interest in gold produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 550,000 ounces have been delivered, and 60% of the spot price per ounce delivered thereafter; and (b) silver in amounts equal to 75% of Barrick’s 60% interest in silver produced, subject to a fixed silver recovery of 70%, until 50 million ounces have been delivered, and 37.50% of Barrick’s 60% interest in silver produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce delivered thereafter. As of June 30, 2020, approximately 226,400 ounces of payable gold and 7.93 million ounces of payable silver have been delivered.

25.	At Paddy's Flat an additional royalty of A$10 per ounce applies on production above 50,000 ounces; At Reedy's an additional 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12-month period and at a rate of 2.5% on production above 75,000 ounces during that 12-month period and a 1.0% NSR royalty applies to the Rand area only. At Yaloginda the royalty is 0.45% NSR.

26.	There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

27.	Golden Star will deliver 10.5% of payable gold produced until 240,000 ounces have been delivered from Wassa and Prestea, and 5.5% of payable gold produced thereafter. The purchase price for gold ounces delivered is 20% of the spot gold price until the threshold has been met, and 30% of the spot gold price thereafter. As of June 30, 2020, approximately 110,500 ounces of payable gold have been delivered from Wassa and Prestea.

28.	Silver reserves were calculated by the operators at the following prices per ounce: $25.00 - Don Nicolas; $20.00 - Gold Hill; $17.50 - Hasbrouck Mountain; $17.00 - Don Mario, Dolores and Rainy River; $16.50 - Pueblo Viejo; $16.00 - Peñasquito; and $15.00 - Khoemacau. No silver price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

29.	When production commences, KCM will deliver 80% of payable silver produced, subject to a fixed payable percentage of 90%. At KCM’s option and subject to various conditions, Royal Gold will make an additional advance payment for the right to purchase up to an additional 20% of the payable silver. The stream rate will drop by 50% upon the delivery of 32 million ounces of silver at the 80% stream level, and 40 million ounces of silver at the 100% stream level if the option is fully exercised. The purchase price is 20% of the spot price of silver. Depending on the achievement by Cupric of mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), we will pay higher ongoing cash payments for ounces delivered in excess of specific annual thresholds.

30.	Copper reserves were calculated by the operators at the following prices per pound: $3.00 - Andacollo, La Fortuna and Mount Milligan; $2.95 - Robinson; $2.83 - Voisey's Bay; $2.75 - Las Cruces; and $2.50 - Don Mario and Khoemacau. No copper reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

31.	Lead reserve price was calculated by the operators at the following prices per pound: $0.95 - Peñasquito. No lead reserve price was reported for Balcooma.

32.	Zinc reserve price was calculated by the operators at the following prices per pound: $1.15 - Peñasquito. No zinc reserve price was reported for Balcooma, Jaguar Nickel or Kutcho Creek.

33.	Nickel reserve price was calculated by the operator at the following price per pound: $5.66 - Voisey's Bay.
34.	Cobalt reserve price was calculated by the operator at the following price per pound: $26.25 - Voisey's Bay.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “RGLD.” As of July 30, 2020, we had 773 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Sales of Unregistered Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016

	(Amounts in thousands, except per share data)
Revenue(1)	$498,819	$423,056	$459,042	$440,814	$359,790
Operating income (loss)(2)	$198,945	$140,707	$(74,535)	$145,942	$4,816
Net income (loss)	$196,250	$89,079	$(119,351)	$92,425	$(82,438)
Net income (loss) attributable to Royal Gold common stockholders	$199,343	$93,825	$(113,134)	$101,530	$(77,149)
Net income (loss) per share attributable to Royal Gold common stockholders:
Basic	$3.04	$1.43	$(1.73)	$1.55	$(1.18)
Diluted	$3.03	$1.43	$(1.73)	$1.55	$(1.18)
Dividends declared per common share(3)	$1.11	$1.05	$0.99	$0.95	$0.91

	As of June 30,
	2020	2019	2018	2017	2016

	(Amounts in thousands)
Stream and royalty interests, net	$2,318,913	$2,339,316	$2,501,117	$2,892,256	$2,848,087
Total assets	$2,766,287	$2,544,151	$2,682,016	$3,094,065	$3,069,729
Debt	$300,439	$214,554	$351,027	$586,170	$600,685
Total liabilities	$464,168	$373,698	$540,747	$773,801	$783,844
Total Royal Gold stockholders’ equity	$2,272,217	$2,136,681	$2,102,167	$2,275,377	$2,229,016
(1)	Please refer to Item 7, MD&A, of this report for a discussion of recent developments that contributed to our 18% increase in revenue during fiscal year 2020 when compared to fiscal year 2019.

(2)	Please refer to Note 4 of the notes to consolidated financial statements for discussion on the impairment recognized at Pascua-Lama, which was attributable for the operating loss during our fiscal year 2018.
(3)	The 2020, 2019, 2018, 2017 and 2016 calendar year dividends were $1.12, $1.06, $1.00, $0.96, and $0.92, respectively, as approved by our board of directors.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the changes in our financial condition and results of operations for the fiscal years ended June 30, 2019, and 2018, has been omitted from this Annual Report, but may be found in Item 7, MD&A, of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 8, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.

Overview

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2020, we owned seven stream interests, which are on six producing properties and two development stage properties. Our stream interests accounted for approximately 72% of our total revenue for each of the fiscal years ended June 30, 2020, and 2019. We expect stream interests to continue representing a significant portion of our total revenue.

Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2020, we owned royalty interests on 35 producing properties, 15 development stage properties and 129 exploration stage properties, of which we consider 48 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for approximately 28% of our total revenue for each of the fiscal years ended June 30, 2020, and 2019.

We do not conduct mining operations on the properties in which we hold stream and royalty interests. Except for our interest in the Peak Gold JV, we are not required to contribute to capital costs, exploration costs, environmental costs, or other operating costs on those properties.

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

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our producing stage stream and royalty interests. For the fiscal years ended June 30, 2020 and 2019, gold, silver, and copper price averages and percentage of revenue by metal were as follows:

	Fiscal Year ended
	June 30, 2020		June 30, 2019
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,560	79%	$1,263	78%
Silver ($/ounce)	$16.90	9%	$15.00	9%
Copper ($/pound)	$2.57	9%	$2.79	9%
Other	N/A	3%	N/A	4%

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2020

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2020. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows such production estimates for our principal producing properties for calendar 2020 as well as the actual production reported to us by the various operators through June 30, 2020. The estimates and production reports are prepared by the operators. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2020

Principal Producing Properties

	Calendar 2020 Operator’s Production			Calendar 2020 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	53,000			27,500
Mount Milligan(4)	140,000 - 160,000			69,300
Copper			80 - 90 Million			39.1 Million
Pueblo Viejo(5)	530,000 - 580,000	N/A		254,000	N/A
Wassa(6)	165,000 - 170,000			85,100
Royalty:
Cortez GSR1	66,500			61,800
Cortez GSR2	109,000			48,300
Cortez GSR3	145,700			52,400
Cortez NVR1	113,200			88,700
Cortez NVR1C	29,900			400
Peñasquito(7)	510,000	28 million		185,000	13.1 Million
Lead			190 million			84 Million
Zinc			360 million			178 Million
(1)	Production estimates received from our operators are for calendar 2020. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.
(2)	Actual production figures shown are from our operators and cover the period January 1, 2020 through June 30, 2020, unless otherwise noted in footnotes to this table.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.
(6)	The estimated and actual production figures shown for Wassa is payable gold in doré.
(7)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

COVID-19 and current economic environment

Several of our operating counterparties announced temporary operational curtailments or the withdrawal or review of previously disclosed guidance due to the ongoing COVID-19 pandemic. The economic and societal impacts associated with COVID-19 are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impact on our results of operations and financial condition. We will continue to monitor any further developments that the COVID-19 pandemic may have on stream or royalty interests as part of our regular asset impairment analysis.

Historical Production

The following table discloses historical production for the past two fiscal years for the principal producing properties that are subject to our stream and royalty interests, as reported to us by the operators of the mines. We do not participate in the preparation or calculation of the operators’ production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of such information.

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

For the Fiscal Years Ended June 30, 2020 and 2019

Stream/Royalty	Metal	2020		2019
Stream:
Mount Milligan	Gold	63,700	oz.	61,700	oz.
	Copper	12.7	Mlbs.	8.3	Mlbs.
Andacollo	Gold	48,100	oz.	55,000	oz.
Pueblo Viejo	Gold	43,300	oz.	41,000	oz.
	Silver	1.8	Moz.	2.1	Moz.
Wassa	Gold	15,000	oz.	17,500	oz.
Royalty:
Peñasquito	Gold	312,200	oz.	158,800	oz.
	Silver	27.8	Moz.	16.4	Moz.
	Lead	182.3	Mlbs.	117.4	Mlbs.
	Zinc	393.9	Mlbs.	216.2	Mlbs.
Cortez GSR1	Gold	91,300	oz.	84,600	oz.
Cortez GSR2	Gold	82,000	oz.	12,100	oz.
Cortez GSR3	Gold	171,800	oz.	96,700	oz.
Cortez NVR1	Gold	146,500	oz.	77,400	oz.
(1)	Historical production for our stream interests relates to the amount of stream metal sales for each fiscal year presented and may differ from stream deliveries discussed in Item 2, Properties, or from the operators’ public reporting. For our royalty interests, historical production relates to the payable metal amounts as reported to us by the operators of the mines subject to our royalty rate for each fiscal year presented.

Critical Accounting Policies

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to Note 2 of the notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

Use of Estimates

The preparation of our financial statements, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under U.S. GAAP.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 to consolidated financial statements for a discussion of the impairment assessment results for the fiscal year ended June 30, 2020.

Revenue

Under U.S. GAAP, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Metal Sales

Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts. The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales activity in effect at the time) commencing shortly after receipt and purchase of the metal. Temporary modifications may be made to our metal sales guidelines from time to time as required to meet our needs. Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

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

Exploration Costs

Exploration costs are specific to our Peak Gold JV for exploration and advancement of the Peak Gold project as discussed further in Note 2 to consolidated financial statements. Exploration costs associated with the exploration and advancement of Peak Gold are expensed when incurred.

Income Taxes

Our annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates. Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

Our deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

Our operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Liquidity and Capital Resources

Overview

At June 30, 2020, we had current assets of $362.2 million compared to current liabilities of $43.6 million resulting in working capital of $318.6 million and a current ratio of 8 to 1. This compares to current assets of $154.7 million and current liabilities of $33.6 million at June 30, 2019, resulting in working capital of $121.1 million and a current ratio of approximately 5 to 1. The increase in our current ratio was primarily attributable to an increase in our cash and equivalents, which is discussed further below under “Summary of Cash Flows.”

During the fiscal year ended June 30, 2020, liquidity needs were met from $340.8 million in net cash provided by operating activities and our available cash resources. As of June 30, 2020, we had $695 million available and $305 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1 billion of total liquidity at June 30, 2020. Refer to Note 6 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt. On July 2, 2020, we repaid $30 million of the outstanding borrowings under the credit facility. This payment increased the amount available under our revolving credit facility to $725 million and decreased the amount outstanding to $275 million.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the remaining conditional funding schedule in connection with the Khoemacau silver stream acquisition. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Drawdown

On April 3, 2020, we drew an additional $200 million on our revolving credit facility. There is no immediate requirement for the additional funds. However, due to the uncertain environment caused by the COVID-19 pandemic, and the impact on certain operations where we hold a stream or royalty interest, we believe the drawdown was a prudent precautionary measure to help ensure cash is readily available to support continued business activities.  We remain committed to reducing our debt, and absent the requirement to fund any new business opportunities, we expect to further manage our debt levels once the operating environment returns to normal.

Dividend Increase

On November 19, 2019, we announced an increase in our annual dividend for calendar 2020 from $1.06 to $1.12, payable on a quarterly basis of $0.28 per share. The newly declared dividend is 6% higher than the dividend paid during calendar 2019. We have steadily increased our annual dividend since calendar 2001.

Revolving Credit Facility Amendment

On September 20, 2019, we entered into a third amendment to our revolving credit facility dated as of June 2, 2017. Under the amendment, our Swiss subsidiary RGLD Gold was added as a co-borrower and joint and several obligor, certain of the Company’s Canadian subsidiaries were added as guarantors, and certain equity pledges that previously had been granted in favor of the lenders to support the facility were released, with the result that the facility is now unsecured.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $340.8 million for the fiscal year ended June 30, 2020, compared to $253.2 million for the fiscal year ended June 30, 2019. The increase was primarily due to an increase in proceeds received from our stream interests, net of cost of sales, of approximately $49.5 million and lower income taxes paid of $12.9 million.

Investing Activities

Net cash used in investing activities totaled $152.9 million for the fiscal year ended June 30, 2020, compared to cash used in investing activities of $5.6 million for the fiscal year ended June 30, 2019. The increase in cash used in investing activities was due to an increase in acquisitions of stream and royalty interests. During the fiscal year ended June 30, 2020, we made advance payments totaling $135.7 million for the Khoemacau silver stream acquisition.

Financing Activities

Net cash provided by financing activities totaled $11.8 million for the fiscal year ended June 30, 2020, compared to cash used in financing activities of $216.9 million for the fiscal year ended June 30, 2019. The decrease in cash used in financing activities is primarily due to a decrease in debt repayments (net of borrowings) when compared to the prior fiscal year.

Contractual Obligations

Our contractual obligations as of June 30, 2020, are as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Revolving credit facility(1)	$325,972	$4,258	$12,775	$308,939	$—
Operating leases	$9,210	$901	$1,854	$1,931	$4,524
Total	$335,182	$5,159	$14,629	$310,870	$4,524
(1)	Amounts represent principal ($305 million) and estimated interest payments ($21.0 million) assuming no early extinguishment.

For information on our revolving credit facility, see Note 6 to consolidated financial statements. The above table does not include stream commitments as discussed in Note 15 to consolidated financial statements. We believe we will be able to fund all current obligations from net cash provided by operating activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended June 30, 2020, Compared with Fiscal Year Ended June 30, 2019

For the fiscal year ended June 30, 2020, we recorded net income attributable to Royal Gold stockholders of $199.3 million, or $3.04 per basic share and $3.03 per diluted share, as compared to net income attributable to Royal Gold stockholders of $93.8 million, or $1.43 per basic and diluted share, for the fiscal year ended June 30, 2019. The increase in our earnings per share was primarily attributable to (i) an increase in revenue, (ii) a decrease in our interest expense and (iii) discrete income tax benefits recognized, primarily attributable to recent Swiss tax reform during the quarter ended September 30, 2019 and the release of an uncertain tax liability resulting from a settlement agreement with a foreign tax authority. Each are discussed further below.

For the fiscal year ended June 30, 2020, we recognized total revenue of $498.8 million, which is comprised of stream revenue of $359.9 million and royalty revenue of $138.9 million, at an average gold price of $1,560 per ounce, an average silver price of $16.90 per ounce and an average copper price of $2.57 per pound, compared to total revenue of $423.1 million, which is comprised of stream revenue of $305.8 million and royalty revenue of $117.2 million, at an average gold price of $1,263 per ounce, an average silver price of $15.00 per ounce and an average copper price of $2.79 per pound, for the fiscal year ended June 30, 2019.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2020 and 2019

(In thousands, except reported production in ozs. and lbs.)

		Year Ended			Year Ended
		June 30, 2020			June 30, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$131,425			$101,010
	Gold		63,700	oz.		61,700	oz.
	Copper		12.7	Mlbs.		8.3	Mlbs.
Pueblo Viejo		$96,978			$82,844
	Gold		43,300	oz.		41,000	oz.
	Silver		1.8	Moz.		2.1	Moz.
Andacollo	Gold	$74,219	48,100	oz.	$69,264	55,000	oz.
Wassa	Gold	$23,203	15,000	oz.	$22,098	17,500	oz.
Other(3)		$34,043			$30,608
	Gold		20,300	oz.		22,600	oz.
	Silver		188,800	oz.		144,700	oz.
Total stream revenue		$359,868			$305,824

Royalty(2):
Peñasquito		$25,498			$13,865
	Gold		312,200	oz.		158,800	oz.
	Silver		27.8	Moz.		16.4	Moz.
	Lead		182.3	Mlbs.		117.4	Mlbs.
	Zinc		393.9	Mlbs.		216.2	Mlbs.
Cortez	Gold	$22,342	173,300	oz.	$11,383	96,700	oz.
Other(3)	Various	$91,111	N/A		$91,984	N/A
Total royalty revenue		$138,951			$117,232
Total revenue		$498,819			$423,056
(1)	Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the fiscal years ended June 30, 2020 and 2019, and may differ from the operators’ public reporting.
(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, with the exception of the Rainy River stream (5.5% in fiscal year 2020 and 5.2% in fiscal year 2019), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the fiscal year ended June 30, 2020, compared with the fiscal year ended June 30, 2019, resulted primarily from an increase in our stream revenue and an increase in the average gold and silver prices. The increase in our stream revenue was primarily attributable to an increase in gold and copper sales at Mount Milligan and gold sales at Pueblo Viejo. These increases were partially offset by lower gold sales at Andacollo which was due to a decrease in deliveries resulting from a temporary suspension of operations during the December 2019 quarter due to a worker’s strike.

Gold and silver ounces and copper pounds purchased and sold during the fiscal years ended June 30, 2020 and 2019, as well as gold, silver and copper in inventory as of June 30, 2020 and 2019, for our stream interests were as follows:

	Year Ended		Year Ended		As of	As of
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	59,900	63,700	68,500	61,700	3,300	7,100
Andacollo	43,900	48,100	51,900	55,000	100	4,300
Pueblo Viejo	45,000	43,300	41,200	41,000	11,100	9,500
Wassa	16,500	15,000	16,600	17,500	2,900	1,500
Other	19,500	20,300	22,500	22,600	1,500	2,200
Total	184,800	190,400	200,700	197,800	18,900	24,600

	Year Ended		Year Ended		As of	As of
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,726,100	1,750,400	2,007,000	2,071,700	451,200	475,600
Other	175,700	188,800	148,900	144,700	23,400	36,500
Total	1,901,800	1,939,200	2,155,900	2,216,400	474,600	512,100

	Year Ended		Year Ended		As of	As of
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	12.6	12.7	9.1	8.3	0.8	0.8

Our royalty revenue increased during the fiscal year ended June 30, 2020, compared with the fiscal year ended June 30, 2019, primarily due to an increase in production at Peñasquito and Cortez and an increase in the average gold and silver prices. Refer to Part I, Item 2, Properties, for discussion and any updates on our principal producing properties.

Cost of sales increased to $83.9 million for the fiscal year ended June 30, 2020, from $77.5 million for the fiscal year ended June 30, 2019. The increase was primarily due to increased gold and copper sales from Mount Milligan and an increase in gold sales from Pueblo Viejo, partially offset by a decrease in silver sales from Pueblo Viejo. Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of RGLD Gold’s purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper spot price near the date of metal delivery.

Depreciation, depletion and amortization increased to $175.4 million for the fiscal year ended June 30, 2020, from $163.1 million for the fiscal year ended June 30, 2019.  The increase was primarily attributable to higher gold and copper sales at Mount Milligan and an increase in gold sales at Pueblo Viejo. An increase in depletion rates at Mount Milligan as a result of updated reserves, as discussed in Part I, Item 2, Properties, also contributed to the increase in our depletion expense during the current period.

We recognized a gain in fair value changes in equity securities of $1.4 million for the fiscal year ended June 30, 2020, compared to a loss in fair value changes in equity securities of $6.8 million for the fiscal year ended June 30, 2019. The change was primarily due to an increase in the fair value of marketable equity securities as discussed further in Note 5 to the consolidated financial statements.

Interest and other expense decreased to $9.8 million for the fiscal year ended June 30, 2020, from $29.7 million for the fiscal year ended June 30, 2019. The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding during the current period when compared to the prior period.  During the prior period, we settled the $370 million aggregate principal amount due under our convertible senior notes that matured in June 2019. Refer to Note 6 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the fiscal year ended June 30, 2020, we recognized an income tax benefit totaling $3.7 million compared with an expense of $17.5 million during the fiscal year ended June 30, 2019. This resulted in an effective tax rate of (1.9%) during the current period, compared with 16.4% in the prior period. The effective tax rate for the fiscal year ended June 30, 2020 was primarily impacted by a net step-up of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing in Switzerland and the release of an uncertain tax liability resulting from a settlement agreement with a foreign tax authority.  The effective tax rate for the fiscal year ended June 30, 2019 was primarily impacted by true-ups related to the Tax Cuts and Jobs Act partially offset by the implementation of the global intangible low-taxed income tax regime.

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

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a low-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19; risks associated with doing business in foreign countries; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control.

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

During the fiscal year ended June 30, 2020, we reported revenue of $498.8 million, with an average gold price for the period of $1,560 per ounce, an average silver price for the period of $16.90 per ounce and an average copper price of $2.57 per pound. Approximately 79% of our total recognized revenues for the fiscal year ended June 30, 2020 were attributable to gold sales from our gold producing interests, as shown within the MD&A. For the fiscal year ended June 30, 2020, if the price of gold had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenue of approximately $41.6 million.

Approximately 9% of our total reported revenue for the fiscal year ended June 30, 2020 was attributable to silver sales from our silver producing interests. For the fiscal year ended June 30, 2020, if the price of silver had averaged 10% higher or lower per ounce, we would have recorded an increase or decrease in revenues of approximately $4.4 million.

Approximately 9% of our total reported revenue for the fiscal year ended June 30, 2020 was attributable to copper sales from our copper producing interests. For the fiscal year ended June 30, 2020, if the price of copper had averaged 10% higher or lower per pound, we would have recorded an increase or decrease in revenues of approximately $5.0 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 6, 2020 expressed an unqualified opinion thereon.

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

At June 30, 2020, the Company’s stream and royalty interest balance totaled $2.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests will not likely occur or may be significantly reduced in the future.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process over the impairment assessment. For example, we tested controls over the Company’s process for identifying and evaluating potential impairment triggers and related significant assumptions and judgments. To test the Company’s impairment assessment, our audit procedures included, among others, evaluating the significant assumptions, judgments and operating data used in the Company’s analysis. Specifically, we compared forecasted gold, silver, copper and other metal prices to available market information, and we corroborated reserve information to available operator or publicly available information. We involved our specialist and searched for and evaluated other publicly available information that corroborates or contradicts the reserve estimates or indicates that production from mineral interests will not likely occur or may be significantly reduced in the future. We also considered the professional qualifications and objectivity of management’s specialists and the reputation of the third-party operators. Further, we evaluated the reasonableness of changes to estimated proven and probable reserves using our experience with the Company’s stream and royalty interests and industry knowledge.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010.

Denver, Colorado

August 6, 2020

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands, except share data)

	June 30,	June 30,
	2020	2019
ASSETS
Cash and equivalents	$319,128	$119,475
Royalty receivables	27,689	20,733
Income tax receivable	2,435	2,702
Stream inventory	11,671	11,380
Prepaid expenses and other	1,227	389
Total current assets	362,150	154,679
Stream and royalty interests, net (Note 4)	2,318,913	2,339,316
Other assets	85,224	50,156
Total assets	$2,766,287	$2,544,151
LIABILITIES
Accounts payable	$2,484	$2,890
Dividends payable	18,364	17,372
Income tax payable	13,323	6,974
Other current liabilities	9,384	6,374
Total current liabilities	43,555	33,610
Debt (Note 6)	300,439	214,554
Deferred tax liabilities	86,439	88,961
Uncertain tax positions	25,427	36,573
Other long-term liabilities	8,308	-
Total liabilities	464,168	373,698
Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,531,288 and 65,440,492 shares outstanding, respectively	655	655
Additional paid-in capital	2,210,429	2,201,773
Accumulated earnings (losses)	61,133	(65,747)
Total Royal Gold stockholders’ equity	2,272,217	2,136,681
Non-controlling interests	29,902	33,772
Total equity	2,302,119	2,170,453
Total liabilities and equity	$2,766,287	$2,544,151

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended June 30,

(In thousands, except share data)

	For The Year Ended
	June 30,	June 30,	June 30,
	2020	2019	2018
Revenue (Note 7)	$498,819	$423,056	$459,042

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	83,890	77,535	83,839
General and administrative	30,195	30,488	35,464
Production taxes	3,824	4,112	2,268
Exploration costs	5,190	7,158	8,946
Depreciation, depletion and amortization	175,434	163,056	163,696
Impairment of royalty interests	1,341	—	239,364
Total costs and expenses	299,874	282,349	533,577

Operating income (loss)	198,945	140,707	(74,535)

Fair value changes in equity securities	1,418	(6,800)	—
Interest and other income	2,046	2,320	4,170
Interest and other expense	(9,813)	(29,650)	(34,214)
Income (loss) before income taxes	192,596	106,577	(104,579)

Income tax benefit (expense)	3,654	(17,498)	(14,772)
Net income (loss)	196,250	89,079	(119,351)
Net loss attributable to non-controlling interests	3,093	4,746	6,217
Net income (loss) attributable to Royal Gold common stockholders	$199,343	$93,825	$(113,134)

Net income (loss)	$196,250	$89,079	$(119,351)
Adjustments to comprehensive income (loss), net of tax
Unrealized change in market value of available-for-sale securities	—	—	(2,080)

Comprehensive income (loss)	196,250	89,079	(121,431)
Comprehensive loss attributable to non-controlling interests	3,093	4,746	6,217
Comprehensive income (loss) attributable to Royal Gold stockholders	$199,343	$93,825	$(115,214)

Net income (loss) per share attributable to Royal Gold common stockholders:
Basic earnings (loss) per share	$3.04	$1.43	$(1.73)
Basic weighted average shares outstanding	65,523,024	65,394,627	65,291,855
Diluted earnings (loss) per share	$3.03	$1.43	$(1.73)
Diluted weighted average shares outstanding	65,643,390	65,505,535	65,291,855
Cash dividends declared per common share	$1.11	$1.05	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2020, 2019 and 2018

(In thousands, except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2017	65,179,527	$652	$2,185,796	$879	$88,050	$44,887	$2,320,264
Stock-based compensation and related share issuances	180,514	2	4,236	—	—	—	4,238
Distributions from non-controlling interests	—	—	2,580	—	—	432	3,012
Net loss	—	—	—	—	(113,134)	(6,217)	(119,351)
Other comprehensive loss	—	—	—	(2,080)	—	—	(2,080)
Dividends declared	—	—	—	—	(64,814)	—	(64,814)
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	80,451	1	5,021	—	—	—	5,022
Distributions from (to) non-controlling interests	—	—	4,140	—	—	(584)	3,556
Net income (loss)	—	—	—	—	93,825	(4,746)	89,079
Other comprehensive income (loss)	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(68,473)	—	(68,473)
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	90,796	—	4,936	—	—	—	4,936
Distributions from (to) non-controlling interests	—	—	3,720	—	—	(777)	2,943
Net income (loss)	—	—	—	—	199,343	(3,093)	196,250
Dividends declared	—	—	—	—	(72,463)	—	(72,463)
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$—	$61,133	$29,902	$2,302,119

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	Year Ended
	June 30,	June 30,	June 30,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$196,250	$89,079	$(119,351)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	175,434	163,056	163,696
Amortization of debt discount and issuance costs	1,136	15,288	15,046
Non-cash employee stock compensation expense	9,116	6,617	8,279
Fair value changes in equity securities	(1,418)	6,800	—
Deferred tax benefit	(32,399)	(1,745)	(32,843)
Impairment of royalty interests	1,341	—	239,364
Other	(148)	(2)	(197)
Changes in assets and liabilities:
Royalty receivables	(6,957)	5,623	530
Stream inventory	(291)	(2,069)	(1,428)
Income tax receivable	268	(2,663)	22,130
Prepaid expenses and other assets	(7,828)	2,793	2,813
Accounts payable	(275)	(6,426)	5,173
Income tax payable	6,349	(11,281)	12,601
Uncertain tax positions	(11,146)	3,180	7,767
Other liabilities	11,320	(15,084)	5,244
Net cash provided by operating activities	$340,752	$253,166	$328,824

Cash flows from investing activities:
Acquisition of stream and royalty interests	(155,985)	(1,055)	(11,812)
Repayment of Golden Star term loan	—	—	20,000
Purchase of equity securities	(461)	(3,573)	(17,869)
Other	3,587	(967)	(909)
Net cash used in investing activities	$(152,859)	$(5,595)	$(10,590)

Cash flows from financing activities:
Repayment of debt	(115,000)	(370,000)	(250,000)
Borrowings from revolving credit facility	200,000	220,000	—
Net payments from issuance of common stock	(4,180)	(1,595)	(4,042)
Common stock dividends	(71,471)	(67,477)	(64,118)
Contributions from non-controlling interest	3,720	4,140	—
Other	(1,309)	(1,914)	2,829
Net cash provided by (used in) financing activities	$11,760	$(216,846)	$(315,331)
Net increase (decrease) in cash and equivalents	199,653	30,725	2,903
Cash and equivalents at beginning of period	119,475	88,750	85,847
Cash and equivalents at end of period	$319,128	$119,475	$88,750

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Summary of Significant Accounting Policies

Use of Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly owned subsidiaries and an entity over which control is achieved through means other than voting rights. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Peak Gold JV

Royal Gold, through its wholly owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly owned subsidiary CORE Alaska, LLC, entered into a limited liability company agreement for the Peak Gold JV, a joint venture for exploration and advancement of the Peak Gold Project located near Tok, Alaska. We have identified the Peak Gold JV as a Variable Interest Entity, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for the Peak Gold JV. We determined that the Peak Gold JV should be fully consolidated at fair value initially. The fair value of our non-controlling interest is $45.7 million and is based on the underlying value of the mineral property assigned to the Peak Gold JV, which is recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets.

As of June 30, 2020, and 2019, Royal Alaska held a 40% membership interest in the Peak Gold JV. Royal Alaska acts as the manager of the Peak Gold JV and will be responsible for managing, directing and controlling the overall operations

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unless Royal Alaska is unanimously removed or resigns that position in the manner provided in the Peak Gold JV limited liability company agreement.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2020 and 2019.

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset under U.S. GAAP.

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

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. When impairment indicators are identified, the recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2020, 2019 and 2018.

Revenue

Under U.S. GAAP, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed in Note 7.

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

Production Taxes

Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in our consolidated statements of operations and comprehensive income (loss).

Exploration Costs

Exploration costs are specific to the Peak Gold JV for the exploration and advancement of the Peak Gold Project, as discussed further above under Basis of Consolidation. Costs associated with the Peak Gold JV for the exploration and advancement of the Peak Gold Project are expensed when incurred.

Stock-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock and performance shares, in our financial statements based upon their fair values.

Income Taxes

Our annual tax rate is based on income, statutory tax rates in effect, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

Our deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

Our operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

ASU 2016-02, together with ASU 2018-11, was effective July 1, 2019. We adopted the new guidance using the modified retrospective approach set forth in ASU 2018-11, with the date of initial application on July 1, 2019. Comparative reporting periods were not adjusted upon adoption.

As permitted under the transition guidance, we elected to use the following practical expedients at transition:

●	To not reassess whether any expired or existing contracts were or contained leases; and
●	To not reassess the lease classification for any expired or existing leases.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we elected to use the following practical expedients at and subsequent to adoption in accordance with ASU 2016-02:

●	Not to separate non-lease from lease components, and instead account for each lease component and any associated non-lease components as a single lease component; and
●	Not to recognize right-of-use assets and associated liabilities for short-term contracts with lease terms of 12 months or less.

Our significant lease arrangements relate to our corporate office spaces and office equipment. Through the implementation process, we evaluated our lease arrangements, which included an analysis of contracts, and updating the internal controls and processes that are necessary to track and calculate the additional accounting and disclosure requirements as required upon adoption of ASU 2016-02.

We lease office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at June 30, 2020 (amounts in thousands):

	Classification	June 30, 2020
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$823
Right-of-use assets - non-current	Other assets	7,087
Total right-of-use assets		$7,910

Lease liabilities - current	Other current liabilities	$901
Lease liabilities - non-current	Other long-term liabilities	8,309
Total operating lease liabilities		$9,210

Maturities of operating lease liabilities at June 30, 2020 are as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2021	$1,121
2022	1,119
2023	1,106
2024	1,116
2025	1,091
Thereafter	4,799
Total lease payments	$10,352
Less imputed interest	(1,142)
Total	$9,210

Other information pertaining to leases consist of the following:

June 30, 2020
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	9
Weighted average discount rate	2.5%

We did not have any finance leases as of June 30, 2020. The adoption of ASU 2016-02 did not impact accumulated earnings (losses), our consolidated statements of operations and comprehensive income (loss), or our consolidated statements of cash flows.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective for annual periods beginning after December 15, 2019 (i.e. July 1, 2020 for Royal Gold) and interim financial statement periods within those years, with early adoption permitted. We are currently undergoing our assessment of the new guidance and the impact it will have on our consolidated financial statements and related disclosures. Based on procedures performed as of June 30, 2020, the adoption of the new guidance effective July 1, 2020 is not expected to have a material impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

Alturas royalty acquisition

On January 29, 2020, we entered into an agreement with various private individuals for the acquisition of a net smelter return (“NSR”) royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions included as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by Compañia Minera Salitrales Limitada, a subsidiary of Barrick Gold Corporation (“Barrick”). Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020.  The $11 million paid as part of the funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets. A future payment of up to $20 million is conditioned based on a project construction decision by Barrick and the size of the minable mineralized material on the date of the construction decision. A further future payment of up to $10 million will be made upon first production from the mining concessions.

Castelo de Sonhos royalty acquisition

In August 2019, we entered into an agreement with TriStar Gold Inc. and its subsidiaries (together “TriStar”) to acquire (i) up to a 1.5% NSR royalty on the Castelo de Sonhos gold project (“CDS”), located in Brazil, and (ii) warrants to purchase up to 19,640,000 common shares of TriStar. Total consideration is $7.5 million and is payable over three payments, of which $4.5 million was paid in August 2019, $1.5 million was paid in November 2019, and the final payment of $1.5 million was paid on March 30, 2020.

The CDS royalty acquisition has been accounted for as an asset acquisition. The $7.5 million paid as part of the aggregate funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest within Stream and royalty interests, net on our consolidated balance sheets.

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $4.0 million as of June 30, 2020. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model. Any change in fair value of the warrants at subsequent reporting periods will be recorded within Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. As of June 30, 2020, the Company holds 19,640,000 warrants at an exercise price of C$0.25 per common share with a term of approximately five years.

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), entered into a life of mine purchase and sale agreement with Khoemacau Copper Mining (Pty.) Limited (“KCM”) for the purchase of silver produced from the Khoemacau Project (“Khoemacau” or the “Project”) located in Botswana and owned by KCM.  Under the purchase and sale agreement, subject to the satisfaction of certain conditions, RGLD Gold will make advance payments totaling $212

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million toward the purchase of 80% of the silver produced from Khoemacau until certain delivery thresholds are met (the “Base Silver Stream”). At KCM’s option and subject to various conditions, RGLD Gold will make up to an additional $53 million in advance payments for up to the remaining 20% of the silver produced from Khoemacau (the “Option Silver Stream”). The stream rate will drop to 40% of silver produced from Khoemacau following delivery to RGLD Gold of 32 million silver ounces under the Base Silver Stream, or to 50% of the silver produced from Khoemacau following delivery of 40 million silver ounces to RGLD Gold should KCM exercise the entire Option Silver Stream. RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered under the Base Silver Stream and Option Silver Stream; however, if KCM achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price under the Base Silver Stream and Option Silver Stream for silver ounces delivered in excess of specific annual thresholds.

RGLD Gold made its first advance payment of $65.8 million on November 5, 2019, its second advance payment of $22.0 million on February 2, 2020, and its third advance payment of $47.9 million on April 3, 2020. On July 5, 2020, RGLD Gold made its fourth advance payment of $11.1 million, which brings the total contribution under the Base Silver Stream to $146.8 million. Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.

Separate from the Base Silver Stream and Option Silver Stream, and subject to various conditions, RGLD Gold will make up to $25 million available to KCM toward the end of development of Khoemacau under a subordinated debt facility. Any amounts drawn by KCM under the debt facility will carry interest at LIBOR + 11% and have a term of seven years. RGLD Gold will have the right to force repayment of the debt facility upon certain events.

We have accounted for the Silver Stream and Option Stream (if exercised by KCM) as an asset acquisition, consistent with the treatment of our other acquired streams. The $135.7 million in advance payments for the Base Silver Stream made during our fiscal year 2020, plus direct transaction costs, have been recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets as of June 30, 2020.  Further advance payments made under the Silver Stream or Option Stream (if exercised by KCM) will be recorded as a development stage interest within Stream and royalty interests, net on our consolidated balance sheets during the period the advance payment occurs.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes our stream and royalty interests as of June 30, 2020 and 2019:

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718
Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Holt	34,612	(23,851)	—	10,761
Cortez	80,681	(15,065)	—	65,616
Other	487,225	(403,080)	(1,341)	82,804
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037
Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(184,091)	$606,544
Pueblo Viejo	610,404	(158,819)	451,585
Andacollo	388,182	(86,675)	301,507
Rainy River	175,727	(14,522)	161,205
Wassa	146,475	(56,919)	89,556
Total production stage stream interests	2,111,423	(501,026)	1,610,397
Total production stage stream and royalty interests
Production stage royalty interests:
Voisey's Bay	205,724	(95,564)	110,160
Peñasquito	99,172	(40,659)	58,513
Holt	34,612	(22,570)	12,042
Cortez	20,878	(12,362)	8,516
Other	487,224	(386,501)	100,723
Total production stage royalty interests	847,610	(557,656)	289,954
Total production stage stream and royalty interests	2,959,033	(1,058,682)	1,900,351
Development stage stream interests:
Other	12,038	—	12,038

Development stage royalty interests:
Cortez	59,803	—	59,803
Other	70,952	—	70,952
Total development stage royalty interests	130,755	—	130,755
Total development stage stream and royalty interests	142,793	—	142,793

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	118,482	—	118,482
Total exploration stage royalty interests	296,172	—	296,172
Total stream and royalty interests, net	$3,397,998	$(1,058,682)	$2,339,316

Mount Milligan

RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The Company’s carrying value for its stream interest at Mount Milligan is $554.3 million as of June 30, 2020.

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

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for Royal Gold’s stream and royalty interests. As part of our regular asset impairment analysis during the quarter ended March

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2020, we determined that an impairment of our stream interest at Mount Milligan was not necessary as (i) the financial impairment taken by Centerra does not impact the mine operating performance, and (ii) the reduction in reserves and mineralized material at Mount Milligan resulted in updated gold and copper depletion rates that remain well below current and long-term consensus gold and copper prices. As of June 30, 2020, the gold and copper depletion rates at our Mount Milligan stream interest are $764 per ounce of gold and $1.48 per pound of copper. Depletion rates well below current and long-term consensus metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable.

Rainy River

RGLD Gold owns the right to purchase 6.50% of the gold produced from the Rainy River mine, which is located in northwestern Ontario, Canada and is operated by New Gold, Inc. (“New Gold”), until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River mine until 3.1 million silver ounces have been delivered, and 30% thereafter. As of June 30, 2020, approximately 38,700 ounces of gold and approximately 410,500 ounces of silver have been delivered to RGLD Gold. The Company’s carrying value for its stream interest at Rainy River is $148.5 million as of June 30, 2020.

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

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for the Company’s stream and royalty interests. As a result of the new information from New Gold, and as part of the Company’s regular asset impairment analysis, the Company determined that an impairment on its Rainy River stream interest was not necessary as of March 31, 2020 as the reduction in gold and silver reserves resulted in updated depletion rates that remain well below current and long-term consensus gold and silver prices. As of June 30, 2020, the gold and silver depletion rates at our Rainy River stream interest are $848 per ounce of gold and $11.27 per ounce of silver. Depletion rates well below current and long-term metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable.

COVID-19 and current economic environment

Several of our operating counterparties announced temporary operational curtailments or the withdrawal or review of previously disclosed guidance due to the ongoing COVID-19 pandemic. The economic and societal impacts associated with COVID-19 are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impact on our results of operations and financial condition. We will continue to monitor any further developments that the COVID-19 pandemic may have on stream or royalty interests as part of our regular asset impairment analysis.

Impairment of royalty interests

In accordance with our impairment accounting policy discussed in Note 1, impairments in the carrying value of each royalty interests are measured and recorded to the extent that the carrying value in each royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows. For our regular asset impairment analysis, we did not identify the presence of any impairment indicators and did not record any impairment

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charges for the fiscal year ended of June 30, 2019. We identified impairment indicators and recorded impairment charges for the fiscal year ended June 30, 2020, and 2018 as summarized in the following table and discussed in detail below:

	Fiscal Year Ended June 30,
	2020	2019	2018

	(Amounts in thousands)
Royalty:
Pascua-Lama	—	—	239,080
Other	1,341	—	284
Total impairment of royalty interests	$1,341	$—	$239,364

Other

During the quarter ended June 30, 2019, we were made aware of insolvency proceedings at one of our non-principal producing properties (El Toqui).  During the quarter ended June 30, 2020, we obtained new information regarding the insolvency proceedings and determined our carrying value for El Toqui was not recoverable and an impairment of $1.3 million was necessary. Our carrying value for El Toqui is zero as of June 30, 2020.

Pascua-Lama

We own a 0.78% to 5.45% sliding-scale NSR royalty on gold and silver production from the Chilean portion of the Pascua-Lama project, which straddles the border between Argentina and Chile, and is owned by Barrick. We own an additional royalty equivalent to 1.09% of proceeds from copper produced from the Chilean portion of the project, net of allowable deductions, sold on or after January 1, 2017.

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

As part of the impairment determination, the fair value for Pascua-Lama was estimated by calculating the net present value of the estimated future cash-flows, subject to our royalty interest, expected to be generated by the mining of the Pascua-Lama deposits. We applied a probability factor to our fair value calculation that Barrick will either proceed with an open-pit mine or an underground mine at Pascua. The estimates of future cash flows were derived from open-pit and underground mine models we developed using various information reported by Barrick. The metal price assumptions we used in the model were supported by consensus price estimates obtained by a number of industry analysts. The future cash flows were discounted using a discount rate which reflects specific market risk factors we associate with the Pascua-Lama royalty

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest. Following the impairment charge ($239.1 million) during the three months ended March 31, 2018, the Pascua-Lama royalty interest has a remaining carrying value of $177.7 million as of June 30, 2020. As a result of Barrick’s reclassification of Pascua-Lama’s reserves to mineralized material, our Pascua-Lama royalty interest was reclassified to exploration stage from development stage during our fiscal year ended June 30, 2018.

5. MARKETABLE EQUITY SECURITIES

As of June 30, 2020, our marketable equity securities include 809,744 common shares of Contango Ore, Inc., 3,949,575 common shares of Battle North Gold Corporation (formerly Rubicon Minerals Corporation), and warrants to purchase up to 19,640,000 common shares of TriStar. Our marketable equity securities are measured at fair value (Note 12) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities increased $1.4 million and decreased $6.8 million for the years ended June 30, 2020 and 2019, respectively, and these changes are included in Fair value changes in equity securities on our consolidated statements of operation and comprehensive income (loss). The carrying value of our marketable equity securities as of June 30, 2020 and June 30, 2019 was $17.9 million and $16.0 million, respectively, and is included in Other assets on our consolidated balance sheets.

6. DEBT

The Company’s debt as of June 30, 2020 and 2019 consists of the following:

	As of June 30, 2020			As of June 30, 2019
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$305,000	$(4,561)	$300,439	$220,000	$(5,446)	$214,554
Total debt	$305,000	$(4,561)	$300,439	$220,000	$(5,446)	$214,554

Revolving Credit Facility

On September 20, 2019, we entered into a third amendment to our revolving credit facility dated as of June 2, 2017. Under the amendment, our Swiss subsidiary RGLD Gold was added as a co-borrower and joint and several obligor, certain of the Company’s Canadian subsidiaries were added as guarantors, and certain equity pledges that previously had been granted in favor of the lenders to support the facility were released, with the result being the facility is now unsecured.

As of June 30, 2020, we had $305 million outstanding and $695 million available under our revolving credit facility. As of June 30, 2020, the interest rate on borrowings under the revolving credit facility was LIBOR plus 1.10% for an all-in rate of 1.29%. Interest expense recognized on the revolving credit facility for the fiscal years ended June 30, 2020, 2019 and 2018 was approximately $7.0 million, $1.7 million and $5.7 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of June 30, 2020.

Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty. The Company’s revolving credit facility matures on June 3, 2024.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. REVENUE

Revenue Recognition

Under U.S. GAAP, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in Note 2. For the quarter ended June 30, 2020, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2020, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 14.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Year Ended
	June 30,	June 30,
	2020	2019
Stream revenue:
Gold	$294,490	$249,496
Silver	32,744	33,282
Copper	32,634	23,046
Total stream revenue	$359,868	$305,824
Royalty revenue:
Gold	$98,153	$78,570
Silver	9,996	5,497
Copper	13,528	13,808
Other	17,274	19,357
Total royalty revenue	$138,951	$117,232
Total revenue	$498,819	$423,056

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

		Year Ended
		June 30,	June 30,
	Metal(s)	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$131,425	$101,010
Pueblo Viejo	Gold & Silver	96,978	82,844
Andacollo	Gold	74,219	69,264
Wassa	Gold	23,203	22,098
Other	Gold & Silver	34,043	30,608
Total stream revenue		$359,868	$305,824
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$25,498	$13,865
Cortez	Gold	22,342	11,383
Other	Various	91,111	91,984
Total royalty revenue		$138,951	$117,232
Total revenue		$498,819	$423,056

Refer to Note 14 for the geographical distribution of our revenue by reportable segment.

8. STOCK-BASED COMPENSATION

In November 2015, our shareholders approved the 2015 Omnibus Long-Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, 2,500,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2015 LTIP provides for the grant of stock options, unrestricted stock, restricted stock, dividend

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equivalent rights, SSARs and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2015 LTIP may be non-qualified stock options or incentive stock options.

We recognized stock-based compensation expense as follows:

	Fiscal Year Ended June 30,

	2020	2019	2018

	(Amounts in thousands)
Stock options	$163	$221	$318
Stock appreciation rights	2,545	2,025	1,988
Restricted stock	5,117	3,336	4,487
Performance stock	1,291	1,035	1,486
Total stock-based compensation expense	$9,116	$6,617	$8,279

Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income (loss).

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10 year contractual terms.

To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions in order to determine fair value. Those key assumptions during the fiscal year 2020, 2019 and 2018 grants are noted in the following table:

	Stock Options			SSARs
	2020	2019	2018	2020	2019	2018
Weighted-average expected volatility	34.4%	36.5%	42.2%	34.6%	37.6%	42.4%
Weighted-average expected life in years	4.5	4.5	5.5	4.7	5.2	5.4
Weighted-average dividend yield	1.0%	1.1%	1.1%	1.0%	1.1%	1.1%
Weighted-average risk free interest rate	1.6%	2.7%	1.8%	1.6%	2.7%	1.8%

Our expected volatility is based on the historical volatility of our stock over the expected option term. Our expected option term is determined by historical exercise patterns along with other known employee or company information at the time of grant. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond at the time of grant with a term approximate to the expected option term.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

A summary of stock option activity for the fiscal year ended June 30, 2020, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2019	42,298	$70.65
Granted	1,604	$124.60
Exercised	(24,199)	$72.92
Forfeited	(802)	$124.60
Outstanding at June 30, 2020	18,901	$70.38	6.0	$1,020
Exercisable at June 30, 2020	15,623	$65.96	5.5	$912

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2020, 2019 and 2018, was $17.42, $24.12 and $27.12, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2020, 2019 and 2018, were $1.3 million, $0.7 million, and $1.4 million, respectively.

As of June 30, 2020, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

SSARs

A summary of SSARs activity for the fiscal year ended June 30, 2020, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2019	175,599	$79.20
Granted	53,616	$124.15
Exercised	(101,823)	$81.02
Forfeited	(4,788)	$124.60
Outstanding at June 30, 2020	122,604	$95.57	7.8	$3,536
Exercisable at June 30, 2020	42,386	$73.48	6.3	$2,155

The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2020, 2019 and 2018 was $32.33, $26.37 and $29.17, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2020, 2019 and 2018, was $4.6 million, $2.8 million, and $6.4 million, respectively.

As of June 30, 2020, there was approximately $1.5 million of total unrecognized stock-based compensation expense related to unvested SSARs, which is expected to be recognized over a weighted-average period of 1.9 years.

Other Stock-based Compensation

Performance Shares

During fiscal 2020, officers and certain employees were granted shares of restricted common stock that can only be earned upon the achievement of certain pre-defined performance measures. Specifically, for performance shares granted in fiscal

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020, one-half of the shares awarded may vest upon our achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”). The second one-half of performance shares granted in fiscal 2020 may vest based on our total shareholder return (“TSR”) compared to the TSRs of other members of the Market Vectors Gold Miners ETF (GDX) (“TSR Shares”). GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

We measure the fair value of the GEO Shares based upon the market price of our common stock as of the date of grant. The measurement date for the GEO Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned.

We measured the grant date fair value using a Monte Carlo valuation model. The fair value of the TSR Shares ($77.50 per share) is multiplied by the target number (100%) of TSR Shares granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR Shares is amortized on a straight-line basis over the requisite service period, or three years. Stock-based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied. We will reverse previously recognized stock-based compensation expense attributable to the TSR Shares only if the requisite service period is not met.

A summary of the status of our unvested Performance Shares at maximum (200%) attainment for the fiscal year ended June 30, 2020, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2019	155,022	$68.35
Granted	32,840	$100.48
Vested	(15,753)	$53.65
Forfeited	(15,525)	$98.15
Non-attainment	(11,672)	$52.79
Outstanding at June 30, 2020	144,912	$80.59

As of June 30, 2020, total unrecognized stock-based compensation expense related to Performance Shares was approximately $1.5 million, which is expected to be recognized over the average remaining vesting period of 2.2 years.

Restricted Stock

Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During fiscal 2020, officers and certain employees were granted 17,710 shares of Restricted Stock. Restricted Stock granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also, our non-executive directors were granted 8,316 shares of Restricted Stock during fiscal year 2020. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service.

A summary of the status of our unvested Restricted Stock for the fiscal year ended June 30, 2020, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2019	142,969	$77.13
Granted	26,026	$123.72
Vested	(63,054)	$92.90
Forfeited	(9,894)	$121.12
Outstanding at June 30, 2020	96,047	$90.40

As of June 30, 2020, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $3.3 million, which is expected to be recognized over the weighted-average vesting period of 3.1 years.

9. EARNINGS PER SHARE (“EPS”)

Basic earnings (loss) per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. Our unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. Our unexercised stock options, unexercised SSARs and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings (loss) used to determine basic earnings (loss) per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings (loss) per common share.

The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Fiscal Year Ended June 30,
	June 30,	June 30,	June 30,
	2020	2019	2018
Net income (loss) attributable to Royal Gold common stockholders	$199,343	$93,825	$(113,134)
Weighted-average shares for basic EPS	65,523,024	65,394,627	65,291,855
Effect of other dilutive securities	120,366	110,908	—
Weighted-average shares for diluted EPS	65,643,390	65,505,535	65,291,855
Basic earnings (loss) per share	$3.04	$1.43	$(1.73)
Diluted earnings (loss) per share	$3.03	$1.43	$(1.73)

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

For financial reporting purposes, Income (loss) before income taxes includes the following components:

	Fiscal Year Ended June 30,
	2020	2019	2018

	(Amounts in thousands)
United States	$35,446	$(3,776)	$(39,662)
Foreign	157,150	110,353	(64,917)
	$192,596	$106,577	$(104,579)

Our Income tax (benefit) expense consisted of:

	Fiscal Year Ended June 30,
	2020	2019	2018

	(Amounts in thousands)
Current:
Federal	$18,320	$(6,974)	$24,621
State	347	(13)	253
Foreign	10,078	26,230	22,741
	$28,745	$19,243	$47,615
Deferred and others:
Federal	$(1,047)	$916	$(2,253)
State	(19)	17	(223)
Foreign	(31,333)	(2,678)	(30,367)
	$(32,399)	$(1,745)	$(32,843)
Total income tax (benefit) expense	$(3,654)	$17,498	$14,772

The provision for income taxes for the fiscal years ended June 30, 2020, 2019 and 2018, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Year Ended June 30,
	2020	2019	2018

	(Amounts in thousands)
Total expense (benefit) computed by applying federal rates	$40,445	$22,381	$(29,343)
State and provincial income taxes, net of federal benefit	304	135	(104)
Excess depletion	(1,291)	(867)	(1,440)
Estimates for uncertain tax positions	(11,146)	3,180	8,574
Statutory tax attributable to non-controlling interest	654	1,013	1,736
Effect of foreign earnings	(8,249)	(6,921)	1,230
Effect of foreign earnings indefinitely reinvested	—	—	(19,004)
Realized foreign exchange gains	—	—	18,330
Unrealized foreign exchange gains	(286)	(38)	(1,610)
Effects of US income tax reform	—	—	30,675
Effects of Swiss income tax reform	(72,669)	—	—
Changes in estimates	24	(1,538)	(70)
Valuation allowance	47,840	(47)	6,337
Other	720	200	(539)
Total income tax (benefit) expense	$(3,654)	$17,498	$14,772

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The current year effective tax rate includes the impact of the Federal Act on Tax Reform and AHV Financing in Switzerland and the release of an uncertain tax position resulting from a settlement agreement with a foreign tax authority.

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2020 and 2019, are as follows:

	2020	2019

	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$1,313	$1,118
Net operating losses	104	56
Foreign tax credits	17,159	11,125
Amortizable tax goodwill	67,287	—
Other	7,713	7,960
Total deferred tax assets	93,576	20,259
Valuation allowance	(60,604)	(12,764)
Net deferred tax assets	$32,972	$7,495
Deferred tax liabilities:
Mineral property basis	$(67,639)	$(74,360)
Unrealized foreign exchange gains	(582)	(582)
Investment in Peak Gold joint venture	(3,955)	(4,353)
Other	(346)	(150)
Total deferred tax liabilities	(72,522)	(79,445)
Total net deferred taxes	$(39,550)	$(71,950)

We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized.  As of June 30, 2020, and 2019, we recorded a valuation allowance of $60.6 million and $12.8 million, respectively. The valuation allowance remaining at June 30, 2020 is attributable to US foreign tax credits, Swiss amortizable tax goodwill, capital loss and other tax attribute carryforwards in non-US subsidiaries.

At June 30, 2020 and 2019, we had $0.4 million and $0.2 million of net operating loss carry forwards, respectively. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty-year carry forward period. As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

As of June 30, 2020, and 2019, we had $25.4 million and $36.5 million of unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact our effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2020	2019	2018

	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$36,547	$36,346	$28,542
Additions / Reductions for tax positions of current year	537	1,709	1,624
Additions / Reductions for tax positions of prior years	(694)	(912)	6,180
Reductions due to settlements with taxing authorities	(11,001)	(596)	—
Total amount of gross unrecognized tax benefits at end of year	$25,389	$36,547	$36,346

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fiscal years before 2014. As a result of possible settlements with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits may decrease by $24 million in the next 12 months.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. At June 30, 2020 and 2019, the amount of accrued income-tax-related interest and penalties was $12.6 million. The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties and are not reduced by advanced deposits of $12.6 million made to taxing authorities.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Our supplemental cash flow information for the fiscal years ended June 30, 2020, 2019 and 2018 is as follows:

	2020	2019	2018

	(Amounts in thousands)
Cash paid (received) during the period for:
Interest	$4,900	$10,638	$16,049
Income taxes, net of refunds	$31,555	$44,435	$(3,058)
Non-cash investing and financing activities:
Dividends declared	$72,463	$68,473	$64,814

12. FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table sets forth our financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	As of June 30, 2020
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$17,863	$17,863	$13,858	$4,005	$—
(1)	Included in Other assets on our consolidated balance sheets.

Our marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held. The carrying value of our revolving credit facility (Note 6) approximates fair value as of June 30, 2020. The warrants issued by TriStar (Note 5) classified within Level 2 of the fair

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

As of June 30, 2020, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs. Refer to Note 4 for discussion of inputs used to develop fair value for those stream and royalty interests that were determined to be impaired during the fiscal years ended June 30, 2020.

13. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of our total revenue for any of fiscal years 2020, 2019 or 2018 were as follows (revenue amounts in thousands):

	Fiscal Year Ended June 30, 2020		Fiscal Year Ended June 30, 2019		Fiscal Year Ended June 30, 2018
		Percentage of		Percentage of		Percentage of
		total		total		total
Operator	Revenue	revenue	Revenue	revenue	Revenue	revenue
Centerra	$131,425	26.3%	$101,011	23.9%	$133,534	29.1%
Barrick	125,458	25.2%	99,283	23.5%	108,285	23.6%
Teck	74,219	14.9%	69,264	16.4%	57,413	12.5%

14. SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) as of June 30, 2020 and 2019 are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2020			As of June 30, 2019
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$702,732	$189,855	$892,587	$767,749	$200,251	$968,000
Dominican Republic	406,469	—	406,469	451,585	—	451,585
Chile	277,661	223,922	501,583	301,507	214,226	515,733
Africa	215,463	321	215,784	89,556	321	89,877
Mexico	—	75,951	75,951	—	83,748	83,748
United States	—	159,445	159,445	—	163,398	163,398
Australia	—	30,006	30,006	—	31,944	31,944
Rest of world	12,038	25,050	37,088	12,038	22,993	35,031
Total	$1,614,363	$704,550	$2,318,913	$1,622,435	$716,881	$2,339,316

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Year Ended June 30, 2020
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$359,868	$83,890	$—	$144,678	$131,300
Royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 30, 2019
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Royalty interests	117,232	—	4,112	35,086	78,034
Total	$423,056	$77,535	$4,112	$162,856	$178,553

	Year Ended June 30, 2018
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$324,516	$83,839	$—	$129,662	$111,015
Royalty interests	134,526	—	2,268	33,924	98,334
Total	$459,042	$83,839	$2,268	$163,586	$209,349

A reconciliation of total segment gross profit to the consolidated Income (loss) before income taxes is shown below (amounts in thousands):

	Year Ended June 30,
	2020	2019	2018
Total segment gross profit	$236,058	$178,553	$209,349

Costs and expenses
General and administrative expenses	30,195	30,488	35,464
Exploration costs	5,190	7,158	8,946
Depreciation	387	200	110
Impairment of royalty interests	1,341	—	239,364
Operating income (loss)	198,945	140,707	(74,535)
Fair value changes in equity securities	1,418	(6,800)	—
Interest and other income	2,046	2,320	4,170
Interest and other expense	(9,813)	(29,650)	(34,214)
Income (loss) before income taxes	$192,596	$106,577	$(104,579)

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our revenue by reportable segment for the fiscal year’s ended June 30, 2020, 2019, and 2018 is geographically distributed as shown in the following table (amounts in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Stream interests:
Canada	$158,736	$123,152	$142,244
Dominican Republic	96,978	82,844	95,055
Chile	74,219	69,264	57,413
Africa	29,935	30,564	29,804
Total stream interests	$359,868	$305,824	$324,516

Royalty interests:
United States	$48,692	$34,845	$39,496
Canada	30,524	32,602	24,254
Mexico	32,731	27,224	42,959
Australia	15,252	12,806	13,710
Africa	2,575	1,416	2,098
Chile	—	—	473
Rest of world	9,177	8,339	11,536
Total royalty interests	$138,951	$117,232	$134,526
Total revenue	$498,819	$423,056	$459,042

15. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Pursuant to its Khoemacau silver stream transaction in February 2019, RGLD Gold made its first advance payment of $65.8 million on November 5, 2019, its second advance payment of $22.0 million on February 2, 2020, and its third advance payment of $47.9 million on April 3, 2020. As of June 30, 2020, our conditional funding schedule for $76.3 million up to $129.3 million pursuant to our Khoemacau silver stream acquisition remains subject to certain conditions. On July 5, 2020, RGLD Gold made its fourth advance payment of $11.1 million.

Ilovica Gold Stream Acquisition

As of June 30, 2020, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition in October 2014, remains subject to certain conditions.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of selected quarterly financial information (unaudited). Some amounts in the below table may not sum-up in total as a result of rounding.

			Net income
			attributable to
		Operating	Royal Gold	Basic earnings	Diluted earnings
	Revenue	income	stockholders	per share	per share

	(Amounts in thousands except per share data)
Fiscal year 2020 quarter-ended:
September 30,	$118,774	$48,781	$70,453	$1.07	$1.07
December 31,	123,643	53,307	41,321	0.63	0.63
March 31,	136,437	52,281	38,554	0.59	0.59
June 30,	119,965	44,576	49,015	0.75	0.75
	$498,819	$198,945	$199,343	$3.04	$3.03

Fiscal year 2019 quarter-ended:	(Amounts in thousands except per share data)
September 30,	$99,992	$25,333	$15,008	$0.23	$0.23
December 31,	97,592	31,449	23,586	0.36	0.36
March 31,	109,778	43,201	28,772	0.44	0.44
June 30,	115,694	40,724	26,459	0.40	0.40
	$423,056	$140,707	$93,825	$1.43	$1.43

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Royal Gold have been detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Royal Gold, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and our report dated August 6, 2020 expressed an unqualified opinion thereon.

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

August 6, 2020

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2020 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2020, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2020 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2020, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for our 2020 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2020, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2020 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2020, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2020 Annual Stockholders Meeting to be filed with the SEC within 120 days after June 30, 2020, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements

(b)     Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 3, 2018, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as amended on August 28, 2014 (filed as Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K on September 4, 2014, and incorporated herein by reference)

3.3

Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Royal Gold, Inc. (filed as Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K on September 10, 2007, and incorporated herein by reference)

3.4

Certificate of Designations, Preferences and Rights of the Special Voting Preferred Stock of Royal Gold, Inc. (filed as Exhibit 4.1 to Royal Gold’s Current Report on Form 8-K on February 23, 2010, and incorporated herein by reference)

4.1	Description of capital stock (filed as Exhibit 4.2 to Royal Gold’s Quarterly Report on Form 10-Q on November 7, 2019, and incorporated herein by reference)

10.1▲	2004 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013, and incorporated herein by reference)

10.2▲	2015 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

10.3▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

10.4▲

Form of Employment Agreement by and between Royal Gold, Inc. and William Heissenbuttel, dated January 2, 2020 (filed as Exhibit 10.1 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 3, 2020, and incorporated herein by reference).

10.5▲

Employment Agreement by and between Royal Gold Corporation and Mark Isto effective January 2, 2020 (filed as Exhibit 10.2 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, and incorporated herein by reference).

10.6▲

Employment Contract effective January 1, 2019, by and between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on January 7, 2019, and incorporated herein by reference)

10.7▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of Paul Libner and Randy Shefman (filed as Exhibit 10.1 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, and incorporated herein by reference).

Exhibit Number	Description
10.8▲

Form of Amended and Restated Indemnification Agreement entered into between Royal Gold, Inc. or certain subsidiaries and the directors and executive officers thereof (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on September 4, 2014, and incorporated herein by reference)

10.9▲

Retirement Agreement by and between Royal Gold, Inc. and Tony Jensen, dated January 1, 2020 (filed as Exhibit 10.2 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 3, 2020, and incorporated herein by reference)

10.10▲

Retirement Agreement by and between Royal Gold, Inc. and Bruce Kirchhoff, dated January 1, 2020 (filed as Exhibit 10.3 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, and incorporated herein by reference)

10.11▲

Form of Employment Agreement by and between Royal Gold, Inc. and Tony Jensen (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 8, 2016, and incorporated herein by reference)

10.12▲

Form of Employment Agreement by and between Royal Gold, Inc. and Bruce Kirchhoff (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on July 8, 2016, and incorporated herein by reference)

10.13▲

Form of First Amendment to Employment Agreement by and between Royal Gold, Inc. and each of Tony Jensen and Bruce Kirchhoff (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on February 8, 2018, and incorporated herein by reference)

10.14▲

Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019, and incorporated herein by reference)

10.15▲

Performance Share Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019, and incorporated herein by reference)

10.16▲

Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019, and incorporated herein by reference)

10.17▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.18▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.19▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

Exhibit Number	Description
10.20▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.21▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.22▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.7 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.23▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.24▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.58 to Royal Gold’s Annual Report on Form 10-K on August 10, 2017, and incorporated herein by reference)

10.25▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.59 to Royal Gold’s Annual Report on Form 10-K on August 10, 2017, and incorporated herein by reference)

10.26▲

Form of Amendment to Equity Award Agreements under Royal Gold's 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on April 27, 2016, and incorporated herein by reference)

10.27▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.57 to Royal Gold’s Annual Report on Form 10-K on August 10, 2016, and incorporated herein by reference)

10.28▲

Form of Restricted Stock Agreement under Royal Gold 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.58 to Royal Gold’s Annual Report on Form 10-K on August 10, 2016, and incorporated herein by reference)

10.29▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.59 to Royal Gold’s Annual Report on Form 10-K on August 10, 2016, and incorporated herein by reference)

10.30▲

Form of Performance Share Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.60 to Royal Gold’s Annual Report on Form 10-K on August 10, 2016, and incorporated herein by reference)

10.31▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.61 to Royal Gold’s Annual Report on Form 10-K on August 10, 2016, and incorporated herein by reference)

Exhibit Number	Description
10.32▲

Form of Incentive Stock Option Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013, and incorporated herein by reference)

10.33▲

Form of Restricted Stock Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013, and incorporated herein by reference)

10.34▲

Form of Performance Share Agreement (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013, and incorporated herein by reference)

10.35▲

Form of Stock Appreciation Rights Agreement—Stock Settled (Officer) under Royal Gold’s 2004 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Current Report on Form 8-K filed on September 3, 2013, and incorporated herein by reference)

10.36

Royalty Agreement between Royal Gold, Inc. and the Cortez Joint Venture dated April 1, 1999 (filed as part of Item 5 of Royal Gold’s Current Report on Form 8-K on April 12, 1999, and incorporated herein by reference)

10.37

Firm offer to purchase royalty interest of “Idaho Group” between Royal Gold, Inc. and Idaho Group dated July 22, 1999 (filed as Attachment A to Royal Gold’s Current Report on Form 8-K on September 2, 1999, and incorporated herein by reference)

10.38

Royalty Deed and Agreement, dated effective as of April 15, 1991, between ECM, Inc. and Royal Crescent Valley, Inc. (filed as Exhibit 10(1) to Royal Gold’s Annual Report on Form 10-K for the year ended June 30, 1991, and incorporated herein by reference)

10.39

Form of Agreement for Assignment of Partnership Interest in Crescent Valley Partners, L.P. (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on January 8, 2014, and incorporated herein by reference)

10.40

Purchase and Sale Agreement for Peñasquito and Other Royalties among Minera Kennecott S.A. DE C.V., Kennecott Exploration Company and Royal Gold, Inc., dated December 28, 2006 (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q on February 9, 2007, and incorporated herein by reference)

10.41

Contract for Assignment of Rights Granted, by Minera Kennecott, S.A. de C.V. Represented in this Agreement by Mr. Dave F. Simpson, and Minera Peñasquito, S.A. de C.V., Represented in this Agreement by Attorney, Jose Maria Gallardo Tamayo (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q on February 9, 2007, and incorporated herein by reference)

10.42†

Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc., and Terrane Metals Corp. dated as of December 14, 2011 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on December 15, 2011, and incorporated herein by reference)

Exhibit Number	Description
10.43†

First Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc., and Terrane Metals Corp. dated as of August 8, 2012 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on August 9, 2012, and incorporated herein by reference)

10.44

Second Amendment to Amended and Restated Purchase and Sale Agreement by and among Royal Gold, Inc., RGLD Gold AG, Thompson Creek Metals Company Inc., and Terrane Metals Corp. dated as of December 11, 2014 (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q on January 29, 2015, and incorporated herein by reference).

10.45

Third Amendment to Amended and Restated Purchase and Sale Agreement, dated October 20, 2016, among RGLD Gold AG, Thompson Creek Metals Company Inc., and Royal Gold, Inc. (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q on November 3, 2016, and incorporated herein by reference)

10.46

Long Term Offtake Agreement, dated July 9, 2015, between Compania Minera Teck Carmen de Andacollo and RGLD Gold AG (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015, and incorporated herein by reference)

10.47

Precious Metals Purchase and Sale Agreement, dated August 5, 2015, among RGLD Gold AG, BGC Holdings Ltd., and Barrick Gold Corporation (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 5, 2015, and incorporated herein by reference)

10.48

Intercreditor Agreement, dated October 20, 2016, among The Bank of Nova Scotia for the Senior Debt Secured Parties identified therein, RGLD Gold AG and Thompson Creek Metals Company Inc. (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q on November 3, 2016, and incorporated herein by reference)

10.49

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2017, and incorporated herein by reference)

10.50

Revolving Facility Credit Agreement Amendment, dated May 15, 2018, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.38 to Royal Gold’s Annual Report on Form 10-K filed on August 9, 2018, and incorporated herein by reference)

10.51

Second Amendment to Revolving Facility Credit Agreement dated June 3, 2019, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc. RGLD UK Holdings Limited, the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2019, and incorporated herein by reference)

Exhibit Number	Description
10.52

Amendment No. 3 to Revolving Facility Credit Agreement dated as of September 20, 2019, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written Statement of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

▲	Identifies a management contract or compensation plan or arrangement.

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

ROYAL GOLD, INC.

Date: August 6, 2020	By:	/s/ WILLIAM H. HEISSENBUTTEL
William H. Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: August 6, 2020	By:	/s/ WILLIAM H. HEISSENBUTTEL
William H. Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ PAUL K. LIBNER
Paul K. Libner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 6, 2020	By:	/s/ WILLIAM M. HAYES
William M. Hayes
Chairman

Date: August 6, 2020	By:	/s/ C. KEVIN MCARTHUR
C. Kevin McArthur
Director

Date: August 6, 2020	By:	/s/ JAMIE C. SOKALSKY
Jamie C. Sokalsky
Director

Date: August 6, 2020	By:	/s/ CHRISTOPHER M.T. THOMPSON
Chris M.T. Thompson
Director

Date: August 6, 2020	By:	/s/ RONALD J. VANCE
Ronald J. Vance
Director

Date: August 6, 2020	By:	/s/ SYBIL E. VEENMAN
Sybil E. Veenman
Director