Form 10-Q
period 2020-09-30
ROYAL GOLD INC
filed 2020-11-05
CIK 85535

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 65,604,624 shares of the Company’s common stock, par value $0.01 per share, outstanding as of October 29, 2020.

Table of Contents

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	September 30,	June 30,
	2020	2020
ASSETS
Cash and equivalents	$413,116	$319,128
Royalty receivables	33,573	27,689
Income tax receivable	4,298	2,435
Stream inventory	17,159	11,671
Prepaid expenses and other	1,679	1,227
Total current assets	469,825	362,150
Stream and royalty interests, net (Note 3)	2,242,314	2,318,913
Other assets	85,048	85,224
Total assets	$2,797,187	$2,766,287
LIABILITIES
Accounts payable	$2,901	$2,484
Dividends payable	18,368	18,364
Income tax payable	25,730	13,323
Other current liabilities	9,140	9,384
Total current liabilities	56,139	43,555
Debt (Note 5)	270,696	300,439
Deferred tax liabilities	85,784	86,439
Uncertain tax positions	13,230	25,427
Other long-term liabilities	8,117	8,308
Total liabilities	433,966	464,168
Commitments and contingencies (Note 13)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,545,606 and 65,531,288 shares outstanding, respectively	656	655
Additional paid-in capital	2,199,705	2,210,429
Accumulated earnings	149,702	61,133
Total Royal Gold stockholders’ equity	2,350,063	2,272,217
Non-controlling interests	13,158	29,902
Total equity	2,363,221	2,302,119
Total liabilities and equity	$2,797,187	$2,766,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended
	September 30,	September 30,
	2020	2019
Revenue (Note 7)	$146,880	$118,774

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,902	20,111
General and administrative	7,454	7,443
Production taxes	1,355	1,099
Exploration costs	563	2,626
Depreciation, depletion and amortization	46,300	38,714
Total costs and expenses	77,574	69,993

Gain on sale of Peak Gold JV interest	33,906	—
Operating income	103,212	48,781

Fair value changes in equity securities	2,539	(1,375)
Interest and other income	421	775
Interest and other expense	(1,875)	(2,834)
Income before income taxes	104,297	45,347

Income tax benefit	2,377	23,525
Net income and comprehensive income	106,674	68,872
Net loss and comprehensive loss attributable to non-controlling interests	265	1,581
Net income and comprehensive income attributable to Royal Gold common stockholders	$106,939	$70,453
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.63	$1.07
Basic weighted average shares outstanding	65,537,714	65,465,611
Diluted earnings per share	$1.63	$1.07
Diluted weighted average shares outstanding	65,632,689	65,615,926
Cash dividends declared per common share	$0.280	$0.265

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	14,318	1	105	—	—	106
Sale of Peak Gold JV interest	—	—	(10,829)	—	(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(261)	(261)
Net income (loss) and comprehensive income (loss)	—	—	—	106,939	(265)	106,674
Dividends declared	—	—	—	(18,370)	—	(18,370)
Balance at September 30, 2020	65,545,606	$656	$2,199,705	$149,702	$13,158	$2,363,221

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	55,295	—	(323)	—	—	(323)
Distributions from (to) non-controlling interests	—	—	900	—	(192)	708
Net income (loss) and comprehensive income (loss)	—	—	—	70,453	(1,581)	68,872
Dividends declared	—	—	—	(17,382)	—	(17,382)
Balance at September 30, 2019	65,495,787	$655	$2,202,350	$(12,676)	$31,999	$2,222,328

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net income and comprehensive income	$106,674	$68,872
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	46,300	38,714
Gain on sale of Peak Gold JV interest	(33,906)	—
Non-cash employee stock compensation expense	1,493	2,101
Fair value changes in equity securities	(2,539)	1,375
Deferred tax benefit	(10,545)	(33,139)
Other	111	281
Changes in assets and liabilities:
Royalty receivables	(5,884)	(5,902)
Stream inventory	(5,488)	608
Income tax receivable	(1,864)	(995)
Prepaid expenses and other assets	260	(3,197)
Accounts payable	(235)	517
Income tax payable	12,408	(1,426)
Uncertain tax positions	(12,196)	1,748
Other liabilities	(437)	1,682
Net cash provided by operating activities	$94,152	$71,239

Cash flows from investing activities:
Acquisition of stream and royalty interests	(11,304)	(4,362)
Proceeds from sale of Peak Gold JV interest	49,154	—
Proceeds from sale of Contango shares	12,146	—
Other	(339)	4,858
Net cash provided by investing activities	$49,657	$496

Cash flows from financing activities:
Repayment of debt	(30,000)	(50,000)
Net payments from issuance of common stock	(1,389)	(2,423)
Common stock dividends	(18,365)	(17,373)
Other	(67)	556
Net cash used in financing activities	$(49,821)	$(69,240)
Net increase in cash and equivalents	93,988	2,495
Cash and equivalents at beginning of period	319,128	119,475
Cash and equivalents at end of period	$413,116	$121,970

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Royal Gold is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in a mining project that provide the right to revenue or metals produced from the project after deducting contractually specified costs, if any.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 6, 2020 (“Fiscal 2020 10-K”).

Recently Adopted Accounting Standards

Current Expected Credit Loss

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective for annual periods beginning after December 15, 2019 and interim financial statement periods within those years, with early adoption permitted. On July 1, 2020, we adopted the new guidance and, based on our assessment, the adoption of the new guidance did not have any impact on our consolidated financial statements.

2.    SALE OF PEAK GOLD JV INTEREST

On September 30, 2020, we entered into an agreement with an affiliate of Kinross Gold Corporation to sell our 40% membership interest in the Peak Gold Project for cash consideration of $49.2 million and to sell our 809,744 common shares in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC, for cash consideration of $12.1 million.

In addition to the total cash consideration of $61.3 million, we received the following royalty interests:

●	An incremental 28% net smelter royalty on silver produced from an area of interest which includes the current Peak Gold Project resource area, in respect of which Peak Gold, LLC retains the right to acquire 50% of this royalty; and
●	An incremental 1% net smelter return royalty on certain State of Alaska mining claims, increasing our royalty on this area from 2% to 3%.

The royalties are recorded as exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheets at September 30, 2020 and have a combined value of approximately $4.4 million. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Peak Gold Project. The mark-to-market increase of $3.6 million on the sale of our 809,744 common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of September 30, 2020 and June 30, 2020.

As of September 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(251,423)	$539,212
Pueblo Viejo	610,404	(215,824)	394,580
Andacollo	388,182	(116,328)	271,854
Rainy River	175,727	(30,480)	145,247
Wassa	146,475	(70,677)	75,798
Total production stage stream interests	2,111,423	(684,732)	1,426,691
Production stage royalty interests:
Voisey's Bay	205,724	(103,271)	102,453
Peñasquito	99,172	(45,741)	53,431
Holt	34,612	(23,867)	10,745
Cortez	80,681	(15,657)	65,024
Other	485,504	(406,226)	79,278
Total production stage royalty interests	905,693	(594,762)	310,931
Total production stage stream and royalty interests	3,017,116	(1,279,494)	1,737,622

Development stage stream interests:
Khoemacau	147,718	—	147,718
Other	12,037	—	12,037
Development stage royalty interests:
Other	70,952	—	70,952
Total development stage stream and royalty interests	230,707	—	230,707

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	96,295	—	96,295
Total exploration stage royalty interests	273,985	—	273,985
Total stream and royalty interests, net	$3,521,808	$(1,279,494)	$2,242,314

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718

Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Holt	34,612	(23,851)	—	10,761
Cortez	80,681	(15,065)	—	65,616
Other	487,225	(403,080)	(1,341)	82,804
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037

Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage royalty interests	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

Separation of the Wassa and Prestea and Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa, and Prestea and Bogoso gold stream agreements into separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea and Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, provides us the right to purchase 10.5% of the gold produced from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold is 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold produced from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

The material terms of both the Wassa stream agreement and the Prestea/Bogoso stream agreement, including security and the rights and obligations of both Royal Gold and Golden Star, remain substantially consistent with those terms in the original agreement. The Wassa, and Prestea and Bogoso streams are recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets and have a carrying value of $75.9 million as of September 30, 2020.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

COVID-19 and current economic environment

Earlier in calendar 2020, several of our operating counterparties announced temporary operational curtailments or the withdrawal or review of disclosed guidance due to the ongoing COVID-19 pandemic. The economic and societal impacts associated with COVID-19 remain fluid and continue to change rapidly. We continue to monitor any developments that the COVID-19 pandemic may have on our stream or royalty interests as part of our regular asset impairment analysis.

4.  MARKETABLE EQUITY SECURITIES

As of September 30, 2020, our marketable equity securities include 3,949,575 common shares of Battle North Gold Corporation, and warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. (“TriStar”). Our marketable equity securities are measured at fair value (Note 12) each reporting period with any changes in fair value recognized in net income.

As discussed in Note 2, on September 30, 2020, we sold 809,744 common shares of Contango for total consideration of $12.1 million and recorded a mark-to-market increase of $3.6 million on the sale, which is included in Fair value changes in equity securities in our consolidated statement of operations and comprehensive income.

The fair value of our marketable equity securities increased $2.5 million and decreased $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of September 30, 2020 and June 30, 2020 was $8.3 million and $17.9 million, respectively, and is included in Other assets on our consolidated balance sheets.

5.    DEBT

Our debt as of September 30, 2020 and June 30, 2020 consists of the following:

	As of September 30, 2020			As of June 30, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$275,000	$(4,304)	$270,696	$305,000	$(4,561)	$300,439
Total debt	$275,000	$(4,304)	$270,696	$305,000	$(4,561)	$300,439

Revolving credit facility

As of September 30, 2020, we had $275 million outstanding and $725 million available under our revolving credit facility. As of September 30, 2020, the interest rate on borrowings under our revolving credit facility was LIBOR plus 1.10% for an all-in rate of 1.40%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $1.3 million and $2.2 million for the three months ended September 30, 2020, and 2019, respectively. As discussed in Note 6 to the consolidated financial statements in our Fiscal 2020 10-K, we have financial covenants associated with our revolving credit facility. As of September 30, 2020, we were in compliance with each financial covenant.

On October 2, 2020, we repaid $75 million of the outstanding borrowings under our revolving credit facility. This increased the amount available under our revolving credit facility to $800 million and decreased the amount outstanding to $200 million.

Royal Gold may repay any borrowings under our revolving credit facility at any time without premium or penalty. Our revolving credit facility matures on June 3, 2024.

6.    LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at September 30, 2020 (amounts in thousands):

	Classification	September 30, 2020
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$829
Right-of-use assets - non-current	Other assets	6,878
Total right-of-use assets		$7,707

Lease liabilities - current	Other current liabilities	$918
Lease liabilities - non-current	Other long-term liabilities	8,118
Total operating lease liabilities		$9,036

Maturities of operating lease liabilities at September 30, 2020 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2021	$847
2022	1,127
2023	1,114
2024	1,125
2025	1,097
Thereafter	4,815
Total lease payments	$10,125
Less imputed interest	(1,089)
Total	$9,036

Other information pertaining to leases consist of the following:

September 30, 2020
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	9
Weighted average discount rate	2.5%

We did not have any finance leases as of September 30, 2020.

7.    REVENUE

Revenue Recognition

Under U.S. GAAP guidance, a performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2020 10-K. For the three months ended September 30, 2020, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2020, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 11.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2020	2019
Stream revenue:
Gold	$83,597	$72,224
Silver	10,898	8,436
Copper	12,008	6,321
Total stream revenue	$106,503	$86,981
Royalty revenue:
Gold	$26,904	$21,757
Silver	3,441	1,829
Copper	4,060	2,980
Other	5,972	5,227
Total royalty revenue	$40,377	$31,793
Total revenue	$146,880	$118,774

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
		September 30,	September 30,
	Metal(s)	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$34,620	$30,497
Pueblo Viejo	Gold & Silver	31,270	21,618
Andacollo	Gold	23,509	20,604
Wassa	Gold	9,108	5,319
Other	Gold & Silver	7,996	8,943
Total stream revenue		$106,503	$86,981
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$10,209	$4,420
Cortez	Gold	5,684	4,417
Other	Various	24,484	22,956
Total royalty revenue		$40,377	$31,793
Total revenue		$146,880	$118,774

Please refer to Note 11 for the geographical distribution of our revenue by reportable segment.

8.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows:

	Three Months Ended
	September 30,	September 30,
	2020	2019

	(Amounts in thousands)
Stock options	$15	$31
Stock appreciation rights	371	442
Restricted stock	997	1,243
Performance stock	110	385
Total stock-based compensation expense	$1,493	$2,101

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2020 and 2019, we granted the following stock-based compensation awards:

	Three Months Ended
	September 30,	September 30,
	2020	2019

	(Number of shares)
Stock options	2,860	1,604
Stock appreciation rights	64,100	46,726
Restricted stock	26,104	23,976
Performance stock (at maximum 200% attainment)	35,380	28,560
Total equity awards granted	128,444	100,866

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$138	2.5
Stock appreciation rights	3,552	2.5
Restricted stock	5,499	3.6
Performance stock	2,120	2.6

9.    EARNINGS PER SHARE (“EPS”)

Basic earnings per common share were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. Our unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. Our unexercised stock option awards, unexercised stock-settled stock appreciation rights and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.

The following tables summarize the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Three Months Ended
	September 30,	September 30,
	2020	2019
Net income attributable to Royal Gold common stockholders	$106,939	$70,453
Weighted-average shares for basic EPS	65,537,714	65,465,611
Effect of other dilutive securities	94,975	150,315
Weighted-average shares for diluted EPS	65,632,689	65,615,926
Basic earnings per share	$1.63	$1.07
Diluted earnings per share	$1.63	$1.07

10.    INCOME TAXES

	Three Months Ended
	September 30,	September 30,
	2020	2019

	(Amounts in thousands, except rate)
Income tax benefit	$(2,377)	$(23,525)
Effective tax rate	(2.3%)	(51.9%)

The effective tax rate for the three months ended September 30, 2020, included discrete tax benefits ($24.5 million) attributable to the settlement of an uncertain tax position with a foreign jurisdiction and the release of a valuation allowance related to deferred tax assets. The effective tax rate for the three months September 30, 2019 included a discrete tax benefit ($32.3 million) primarily related to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of Swiss Tax Reform.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

11.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of September 30, 2020			As of June 30, 2020
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$684,459	$186,958	$871,417	$702,732	$189,855	$892,587
Dominican Republic	394,580	—	394,580	406,469	—	406,469
Chile	271,854	224,116	495,970	277,661	223,922	501,583
Africa	223,515	321	223,836	215,463	321	215,784
Mexico	—	74,273	74,273	—	75,951	75,951
United States	—	116,723	116,723	—	159,445	159,445
Australia	—	29,649	29,649	—	30,006	30,006
Rest of world	12,038	23,828	35,866	12,038	25,050	37,088
Total	$1,586,446	$655,868	$2,242,314	$1,614,363	$704,550	$2,318,913

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$106,503	$21,902	$—	$39,027	$45,574
Royalty interests	40,377	—	1,355	7,187	31,835
Total	$146,880	$21,902	$1,355	$46,214	$77,409

	Three Months Ended September 30, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$86,981	$20,111	$—	$31,462	$35,408
Royalty interests	31,793	—	1,099	7,199	23,495
Total	$118,774	$20,111	$1,099	$38,661	$58,903

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2020	2019
Total segment gross profit	$77,409	$58,903

Costs and expenses
General and administrative expenses	7,454	7,443
Exploration costs	563	2,626
Depreciation and amortization	86	53
Gain on sale of Peak Gold member interest	33,906	—
Operating income	103,212	48,781
Fair value changes in equity securities	2,539	(1,375)
Interest and other income	421	775
Interest and other expense	(1,875)	(2,834)
Income before income taxes	$104,297	$45,347

Our revenue by reportable segment for the three months ended September 30, 2020 and 2019 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2020	2019
Stream interests:
Canada	$41,586	$37,663
Dominican Republic	31,270	21,618
Chile	23,509	20,604
Africa	10,138	7,096
Total stream interests	$106,503	$86,981

Royalty interests:
United States	$13,698	$10,602
Mexico	11,577	6,387
Canada	7,410	8,921
Australia	4,542	3,802
Africa	750	470
Rest of world	2,400	1,611
Total royalty interests	$40,377	$31,793
Total revenue	$146,880	$118,774

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

	As of September 30, 2020
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$8,256	$8,256	$5,274	$2,982	$—
(1) Included in Other assets on our consolidated balance sheets.

Our marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held. The carrying value of our revolving credit facility (Note 5) approximates fair value as of September 30, 2020. The TriStar Gold warrants classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

As of September 30, 2020, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

13.  COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Pursuant to our Khoemacau silver stream transaction in February 2019, we made the following advance payments under our conditional funding schedule:

●	$65.8 million – November 5, 2019
●	$22.0 million – February 2, 2020
●	$47.9 million – April 3, 2020
●	$11.1 million – July 5, 2020
●	$32.5 million – October 5, 2020

Including the fifth advance payment made on October 5, 2020, we have made total contributions of $179.3 million. We expect to commit the remaining $32.7 million in calendar year 2021 for the Base Silver Stream and $85.7 million should Khoemacau Copper Mining (Pty.) Limited elect to fully exercise the Option Silver Stream. Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses. Refer to our Fiscal 2020 10-K for further details on the Khoemacau silver stream acquisition.

Ilovica Gold Stream Acquisition

As of September 30, 2020, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2020 (“Fiscal 2020 10-K”).

This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.

We do not own, develop, or mine the properties on which we hold stream or royalty interests. Certain information provided in this Quarterly Report on Form 10-Q about operating properties in which we hold interests, including information about reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of, this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.

We refer to “GSR,” “NSR,” “NVR,” “metal stream (or “stream”)” and other types of royalty or similar interests throughout this MD&A. These terms are defined in our Fiscal 2020 10-K.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2020, we owned eight stream interests, which are on six producing properties and two development stage properties. Stream interests accounted for 73% of our total revenue for the three months ended September 30, 2020. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2020, we owned royalty interests on 34 producing properties, 15 development stage properties and 131 exploration stage properties, of which we consider 49 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for 27% of our total revenue for the three months ended September 30, 2020

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

We are continually reviewing opportunities to grow our portfolio, whether through the creation or acquisition of new or existing stream or royalty interests or other acquisition activity. We generally have acquisition opportunities in various stages of review. Our review process may include, for example, engaging consultants and advisors to analyze an opportunity; analysis of technical, financial, legal, and other confidential information of an opportunity; submission of indications of interest and term sheets; participation in preliminary discussions and negotiations; and involvement as a bidder in competitive processes.

Business Trends and Uncertainties

Metal Prices

Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years and we expect this volatility to continue. The marketability and the price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.

For the three months ended September 30, 2020, and 2019, average metal prices and percentages of revenue by metal were as follows:

	Fiscal Three months ended
	September 30, 2020		September 30, 2019
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,909	75%	$1,472	79%
Silver ($/ounce)	$24.26	10%	$16.98	9%
Copper ($/pound)	$2.96	11%	$2.63	8%
Other	N/A	4%	N/A	4%

COVID-19 and the Current Economic Environment

Since the beginning of calendar year 2020, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. The pandemic and resulting economic and societal impacts have also made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. In turn, our revenue and the value of our investments may be similarly impacted.  The effects of the pandemic are fluid and changing rapidly, and we are currently unable to predict the nature or extent of any impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Sale of Peak Gold JV Interest

On September 30, 2020, we announced we had entered into an agreement with Kinross Gold Corporation to sell our interest in the Peak Gold Project and our common share position in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC, the owner of the Peak Gold Project.  Consideration received for the sale of these interests included cash of $61.3 million, an incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Peak Gold Project resource area, and an incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction.  Peak Gold, LLC, retains the right to acquire 50% of the incremental 28% net smelter return royalty on silver for $4 million.

After this transaction, our interests in the Peak Gold Project and State of Alaska mining claim property owned by Contango consist solely of net smelter return royalties. Refer to Note 2 of our notes to consolidated financial statements for further discussion on the sale of the Peak Gold JV interest.

Separation of the Wassa and Prestea and Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa and Prestea and Bogoso gold stream agreement into separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea and Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, provides us the right to purchase 10.5% of the gold produced from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold is 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of October 1, 2020, approximately 124,800 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold produced from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2020

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2020, as well as actual production through September 30, 2020, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2020

Principal Producing Properties

	Calendar 2020 Operator’s Production			Calendar 2020 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	53,000			37,200
Mount Milligan(4)	140,000 - 160,000			119,200
Copper			80 - 90 Million			62.4 Million
Pueblo Viejo(5)	530,000 - 580,000	N/A		383,000	N/A
Wassa(6)	165,000 - 170,000			126,700
Royalty:
Cortez GSR1	66,900			88,000
Cortez GSR2	109,600			59,900
Cortez GSR3	146,300			143,100
Cortez NVR1	113,500			112,100
Cortez NVR1C	30,100			4,800
Peñasquito(7)	510,000	28 million		343,000	20.4 Million
Lead			190 million			130 Million
Zinc			360 million			281 Million
(1)	Production estimates received from our operators are for calendar 2020, unless otherwise noted in footnotes to this table. There can be no assurance that operators will achieve their production estimates.

(2)	Actual production figures are provided by our operators and cover the period from January 1, 2020, through September 30, 2020, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Wassa are payable gold in doré.

(7)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,500 ounces of gold for the three months ended September 30, 2020, compared to approximately 9,700 ounces of gold for the three months ended September 30, 2019.

Teck reported that Andacollo production in the September 2020 quarter was lower than the prior year quarter due to lower ore grades and mill recoveries as well as reduced mill throughput. According to Teck, a higher proportion of ore processed from stockpiles due to blasting constraints impacted copper grades and mill recoveries. In addition, mill throughput was impacted by several longer than planned maintenance shutdowns, which were performed by local contractors to comply with COVID-19 travel restrictions. Impacts to our gold stream deliveries are realized approximately six months after site production.

Teck expects grades to continue to decline towards reserve grades in calendar year 2020 and future years. The current life of mine for Andacollo is expected to continue until calendar year 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), progress continued at the Khoemacau Project (“Khoemacau”) during the September 2020 quarter, and the project reached approximately 70% of construction completion as of September 30, 2020, with 87% of the capital committed.  According to KCM, activities are focused on refurbishment and upgrading of the Boseto mill, underground development, completion of accommodation, power and water infrastructure at Zone 5 and completion of haul road construction between Zone 5 and the Boseto mill.  Also, according to KCM, underground development has cumulatively advanced 5,045 meters in the three mines.

The six-month state of emergency declared by the Government of Botswana in March 2020 to help prevent the spread of COVID-19 was extended on September 28, 2020, for an additional six months through March 2021. Mining remains designated as an “essential service” and KCM reports that general development activity at Khoemacau is continuing.  However, due to the impacts experienced from prior lockdowns and travel restrictions, KCM reports that some activities, largely related to the process plant refurbishment and upgrade, have been impacted or rescheduled.  Barring any potential further impacts caused by COVID-19 considerations, KCM continues to expect the first shipment of concentrate to occur late in the third calendar quarter of 2021.

On October 5, 2020, we made our fifth advance payment of $32.5 million, which brings the total contribution to $179.3 million. We expect to commit the remaining $32.7 million in calendar year 2021 for the Base Silver Stream and $85.7 million should KCM elect to fully exercise the Option Silver Stream. Further payments are subject to certain conditions and are scheduled to be made on a quarterly basis using an agreed formula and certification process as project spending progresses.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 19,600 ounces for the three months ended September 30, 2020, compared to approximately 14,000 ounces for the three months ended September 30, 2019.  Increased deliveries resulted from differences in the timing of shipments and settlements during the periods.

Copper stream deliveries from Mount Milligan were approximately 5.8 million pounds for the three months ended September 30, 2020, compared to approximately 2.4 million pounds for the three months ended September 30, 2019. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On November 4, 2020, Centerra confirmed that there is no change to the previously issued production guidance for Mount Milligan for calendar year 2020 of 140,000 to 160,000 payable ounces of gold and 80 to 90 million pounds of copper.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 9,400 ounces for the three months ended September 30, 2020, compared to approximately 10,500 ounces for the three months ended September 30, 2019.

Silver stream deliveries were approximately 408,600 ounces for the three months ended September 30, 2020, compared to 462,500 ounces for the three months ended September 30, 2019. The decrease in deliveries resulted from lower gold and silver production in addition to differences in the timing of refinery settlements.

Barrick reports that it continues to advance work on the project to expand the process plant and tailings storage facilities that could extend the mine life at Pueblo Viejo beyond calendar 2040.  Barrick estimates that the process plant and tailings expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert approximately 11 million ounces of mineralized material to reserves (on a 100% basis).  Barrick reported during the quarter that the environmental impact assessment for the plant has been submitted to the authorities, and orders have been placed for long lead items.  Barrick also reported that field work for the baseline environmental assessment of the additional tailings capacity has started and constructive discussions with the authorities regarding permitting are well underway.

Barrick expects the proportion of lower grade stockpile ore in the feed blend to steadily increase until the mine expansion pits are fully developed as part of the decision on the proposed plant and tailings expansion project.  For calendar year 2020, Barrick indicated gold production attributable to its interest (60% basis) at Pueblo Viejo is expected to be between 530,000 and 580,000 ounces.

Wassa

Gold stream deliveries from Wassa were approximately 4,000 ounces for the three months ended September 30, 2020, compared to approximately 2,900 ounces for the three months ended September 30, 2019.

We entered into a stream agreement with Golden Star on May 6, 2015, as amended (the “Original Stream Agreement”), which provided for the right to purchase 10.5% of the gold produced from Golden Star’s Wassa, and Prestea and Bogoso mines until an aggregate delivery of 240,000 ounces, after which the stream percentage would decrease to 5.5%.  The cash purchase price for gold was 20% of the spot price per ounce delivered until the aggregate delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter.

Effective September 30, 2020, the Wassa, and Prestea and Bogoso stream agreements were separated into two stream agreements to facilitate the sale by Golden Star of the Prestea and Bogoso mines.  The gold stream rates and cash purchase prices for the separated Wassa stream agreement remain consistent with the Original Stream Agreement, and the gold delivery threshold of 240,000 ounces will apply to the Wassa mine only.

From May 6, 2015, through September 30, 2020, approximately 115,200 ounces of payable gold were delivered by Golden Star from the Wassa, and Prestea and Bogoso mines, consisting of 73,700 ounces from Wassa and 41,500 ounces from Prestea and Bogoso.  Based on these deliveries, as of September 30, 2020, approximately 124,800 ounces remain to be delivered from Wassa before the 240,000 ounce delivery threshold is reached.

On July 28, 2020, Golden Star reported calendar year 2020 gold production guidance for Wassa of between 165,000 to 170,000 ounces, up from the previous guidance range of 155,000 to 165,000 ounces.

On October 28, 2020, Golden Star reported the underground operation had produced ore at a record average rate of 4,960 tonnes per day during the quarter and confirmed the capacity of the current ramp system to support a 5,000 tonnes per day rate. The underground mining rate has now exceeded 4,000 tonnes per day for five consecutive quarters. The ore processing rate exceeded an average of 6,000 tonnes per day with the addition of low-grade stockpiled material.

Golden Star reported the advancement of several projects to support continued increase in the mining rate with the new paste fill plan achieving 98% construction completion and the completion of a new 11kV surface substation.

According to Golden Star, work on a preliminary economic assessment on the development of the Southern Extension of the Wassa ore body commenced during Q3 2020. The study is intended to lay out a roadmap for the infrastructure and investment required for the potential expansion of the mining operation into the inferred resource areas. The study is expected to be completed later this year for announcement to the market in early 2021.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was approximately 37,600 ounces of gold for the three months ended September 30, 2020, compared to approximately 35,100 ounces of gold for the three months ended September 30, 2019.

Barrick expects production to increase from calendar year 2020 to calendar year 2021 primarily due to higher contribution from the Crossroads deposit, which is expected to ramp up through calendar year 2023 and offset declining production from the other royalty regions.

Peñasquito

Gold, silver and zinc production attributable to our royalty interest at Peñasquito increased approximately 269%, 38% and 40%, respectively, when compared to the prior year quarter, while lead production decreased 9% when compared to the prior year quarter.

According to Newmont, the increase in production was attributable to higher mill throughput and higher recoveries, partially offset by lower grades, with the exception of a higher gold grade. Mill throughput was negatively impacted by the suspension of operations in the September 2019 quarter. Newmont reported positive improvements in mill throughput from their full potential program, which has focused on the front end of the milling operation. Blast fragmentation in the open pit is also receiving focus from the full potential program, which Newmont expects to contribute to improved throughput.

On July 30, Newmont provided full year 2020 production guidance for Peñasquito of 510,000 ounces of gold, 28 million ounces of silver, 360 million pounds of zinc, and 190 million pounds of lead.

Results of Operations

Quarter Ended September 30, 2020, Compared to Quarter Ended September 30, 2019

For the quarter ended September 30, 2020, we recorded net income of $106.9 million, or $1.63 per basic and diluted share, as compared to net income of $70.5 million, or $1.07 per basic and diluted share, for the quarter ended September 30, 2019. The increase in net income was primarily attributable to an increase in revenue, a one-time gain attributable to the sale of our Peak Gold JV interest and various discrete income tax benefits, each discussed below. These increases were partially offset by an increase in our cost of sales and an increase in depreciation, depletion and amortization expense, each discussed below.

For the quarter ended September 30, 2020, we recognized total revenue of $146.9 million, comprised of stream revenue of $106.5 million and royalty revenue of $40.4 million at an average gold price of $1,909 per ounce, an average silver price of $24.26 per ounce and an average copper price of $2.96 per pound. This is compared to total revenue of $118.8 million for the three months ended September 30, 2019, comprised of stream revenue of $87.0 million and royalty revenue of $31.8 million, at an average gold price of $1,472 per ounce, an average silver price of $16.98 per ounce and an average copper price of $2.63 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended September 30, 2020 and 2019

(Amounts in thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2020			September 30, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$34,620			$30,497
	Gold		11,800	oz.		16,600	oz.
	Copper		4.1	Mlbs.		2.4	Mlbs.
Pueblo Viejo		$31,270			$21,618
	Gold		11,100	oz.		9,500	oz.
	Silver		451,200	oz.		475,600	oz.
Andacollo	Gold	$23,509	12,200	oz.	$20,604	14,000	oz.
Wassa	Gold	$9,108	4,900	oz.	$5,319	3,600	oz.
Other(3)		$7,996			$8,943
	Gold		4,000	oz.		5,800	oz.
	Silver		23,200	oz.		34,500	oz.
Total stream revenue		$106,503			$86,981

Royalty(2):
Peñasquito		$10,209			$4,420
	Gold		130,700	oz.		35,500	oz.
	Silver		6.4	Moz.		4.6	Moz.
	Lead		41.7	Mlbs.		29.7	Mlbs.
	Zinc		98.0	Mlbs.		107.1	Mlbs.
Cortez	Gold	$5,684	37,600	oz.	$4,417	35,100	oz.
Other(3)	Various	$24,484	N/A		$22,956	N/A
Total royalty revenue		$40,377			$31,793
Total Revenue		$146,880			$118,774
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended September 30, 2020, and 2019, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for Rainy River which contributed 6% of total revenue for the three months ended September 30, 2019, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2020 and 2019, and gold and silver ounces and copper pounds in inventory as of September 30, 2020, and June 30, 2020, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2020		September 30, 2019		September 30, 2020	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	19,600	11,800	14,000	16,600	11,000	3,300
Pueblo Viejo	9,400	11,100	10,500	9,500	9,400	100
Andacollo	13,700	12,200	9,700	14,000	1,600	11,100
Wassa	4,000	4,900	2,900	3,600	2,000	2,900
Other	4,400	4,000	5,800	5,800	1,900	1,500
Total	51,100	44,000	42,900	49,500	25,900	18,900

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2020		September 30, 2019		September 30, 2020	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	408,600	451,200	462,500	475,600	408,600	451,200
Other	52,700	23,200	49,400	34,500	52,900	23,400
Total	461,300	474,400	511,900	510,100	461,500	474,600

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2020		September 30, 2019		September 30, 2020	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	5.8	4.1	2.4	2.4	2.5	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $21.9 million for the three months ended September 30, 2020 from $20.1 million for the three months ended September 30, 2019. The increase was primarily due to an increase in the gold, silver and copper prices when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Explorations costs decreased to $0.6 million for the three months ended September 30, 2020, from $2.6 million for the three months ended September 30, 2019. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. Due to COVID-19, exploration activities and corresponding costs decreased compared to the prior period. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 2 of our notes to consolidated financial statements.

Depreciation, depletion and amortization increased to $46.3 million for the three months ended September 30, 2020 from $38.7 million for the three months ended September 30, 2019. The increase was primarily due to higher copper sales at Mount Milligan and higher gold sales at Pueblo Viejo. An increase in depletions rates at Mount Milligan, as previously discussed in our FY 2020 10-K, also contributed to the increase. The increase was partially offset by a decrease in gold sales at Andacollo when compared to the prior period.

We recognized an increase in fair value changes in equity securities of $2.5 million for the three months ended September 30, 2020, compared to a decrease of $1.4 million for the three months ended September 30, 2019. The increase was primarily due to a $3.6 million mark-to-market increase on the sale of 809,744 Contango common shares as part of the sale of our interest in the Peak Gold JV. Refer to Note 4 of our notes to consolidated financial statements for further discussion on our marketable equity securities.

Interest and other expense decreased to $1.9 million for the three months ended September 30, 2020, from $2.8 million for the three months ended September 30, 2019. The decrease was primarily attributable to lower interest expense as a result of lower interest rates on our outstanding debt when compared to the prior period. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

During the three months ended September 30, 2020, we recorded an income tax benefit totaling $(2.4) million, compared with an income tax benefit of $(23.5) million during the three months ended September 30, 2019. The income tax benefit resulted in an effective tax rate of (2.3%) in the current period, compared with (51.9%) in the quarter ended September

30, 2019. The three months ended September 30, 2020 effective tax rate included income tax benefits ($24.5 million) resulting primarily from the release of an uncertain tax position due to a settlement agreement with a foreign tax authority and a change to the realizability of certain deferred tax assets.  The three months ended September 30, 2019 effective tax rate included an income tax benefit ($32.3 million) primarily related to the enactment of the Federal Act on Tax Reform and AHV Financing in Switzerland (Swiss Tax Reform).

Liquidity and Capital Resources

Overview

At September 30, 2020, we had current assets of $469.8 million compared to current liabilities of $56.1 million resulting in working capital of $413.6 million and a current ratio of 8 to 1. This compares to current assets of $362.2 million and current liabilities of $43.6 million at June 30, 2020, resulting in working capital of $318.6 million and a current ratio of approximately 8 to 1. The increase in working capital was primarily due to proceeds from the sale of our Peak Gold JV interest and increased revenue.

During the three months ended September 30, 2020, liquidity needs were met from $94.2 million in net cash provided by operating activities and our available cash resources. As of September 30, 2020, we had $725 million available and $275 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.1 billion of total liquidity at September 30, 2020. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2020. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt. On October 2, 2020, we repaid $75 million of the outstanding borrowings under the credit facility. This increased the amount available under our revolving credit facility to $800 million and decreased the amount outstanding to $200 million.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future.  Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including the conditional funding schedule in connection with the Khoemacau silver stream. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2020 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $94.2 million for the three months ended September 30, 2020, compared to $71.2 million for the three months ended September 30, 2019. The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $20.1 million.

Investing Activities

Net cash provided by investing activities totaled $49.7 million for the three months ended September 30, 2020, compared to net cash provided by investing activities of $0.5 million for the three months ended September 30, 2019. The increase was primarily due to $49.2 million received for the sale of our Peak Gold JV investment and $12.1 million for the sale of our Contango shares. This increase was partially offset by an advance payment of $11.1 million for the Khoemacau silver stream acquisition during the current period.

Financing Activities

Net cash used in financing activities totaled $49.8 million for the three months ended September 30, 2020, compared to $69.2 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in repayments on our revolving credit facility. We repaid $30.0 million on our revolving credit facility during the three months ended September 30, 2020, compared to $50.0 million during the three months ended September 30, 2019.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to our Fiscal 2020 10-K for discussion on our critical accounting policies.

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

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19; risks associated with doing business in foreign countries; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described in Item 1A. Risk Factors of our Fiscal 2020 10-K. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.” under Part I, Item 1A of our Fiscal 2020 10-K, for more information about risks associated with metal price volatility.

During the three months ended September 30, 2020, we reported revenue of $146.9 million, with an average gold price for the period of $1,909 per ounce, an average silver price of $24.26 per ounce, and an average copper price of $2.96 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended September 30, 2020:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	75%	$11.2 million
Copper	10%	$1.5 million
Silver	11%	$1.7 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Fiscal 2020 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2020	—	—	—	N/A
August 2020	6,527	$136.59	6,527	N/A
September 2020	—	—	—	N/A
Total	6,527	$136.59	6,527	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 5, 2020
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)