Form 10-Q
period 2020-12-31
ROYAL GOLD INC
filed 2021-02-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

There were 65,606,496 shares of the Company’s common stock, par value $0.01 per share, outstanding as of January 28, 2021.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	December 31,	June 30,
	2020	2020
ASSETS
Cash and equivalents	$381,859	$319,128
Royalty receivables	44,316	27,689
Income tax receivable	8,939	2,435
Stream inventory	13,900	11,671
Prepaid expenses and other	1,477	1,227
Total current assets	450,491	362,150
Stream and royalty interests, net (Note 3)	2,231,980	2,318,913
Other assets	81,263	85,224
Total assets	$2,763,734	$2,766,287
LIABILITIES
Accounts payable	$2,587	$2,484
Dividends payable	19,680	18,364
Income tax payable	23,318	13,323
Other current liabilities	11,569	9,384
Total current liabilities	57,154	43,555
Debt (Note 5)	195,983	300,439
Deferred tax liabilities	85,017	86,439
Uncertain tax positions	13,267	25,427
Other liabilities	7,634	8,308
Total liabilities	359,055	464,168
Commitments and contingencies (Note 13)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,548,415 and 65,531,288 shares outstanding, respectively	656	655
Additional paid-in capital	2,201,076	2,210,429
Accumulated earnings	189,910	61,133
Total Royal Gold stockholders’ equity	2,391,642	2,272,217
Non-controlling interests	13,037	29,902
Total equity	2,404,679	2,302,119
Total liabilities and equity	$2,763,734	$2,766,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Revenue (Note 7)	$158,360	$123,643	$305,240	$242,417

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	24,859	21,077	46,760	41,188
General and administrative	6,789	6,665	14,244	14,108
Production taxes	1,401	984	2,756	2,083
Exploration costs	—	1,514	563	4,140
Depreciation, depletion and amortization	47,945	40,096	94,245	78,810
Total costs and expenses	80,994	70,336	158,568	140,329

Gain on sale of Peak Gold JV interest	—	—	33,906	—
Operating income	77,366	53,307	180,578	102,088

Fair value changes in equity securities	(382)	222	2,158	(1,153)
Interest and other income	613	226	1,034	1,001
Interest and other expense	(1,578)	(2,217)	(3,454)	(5,051)
Income before income taxes	76,019	51,538	180,316	96,885

Income tax (expense) benefit	(16,031)	(11,124)	(13,654)	12,401
Net income and comprehensive income	59,988	40,414	166,662	109,286
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(99)	907	166	2,488
Net income and comprehensive income attributable to Royal Gold common stockholders	$59,889	$41,321	$166,828	$111,774
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.91	$0.63	$2.55	$1.70
Basic weighted average shares outstanding	65,546,938	65,495,907	65,542,326	65,480,759
Diluted earnings per share	$0.91	$0.63	$2.54	$1.70
Diluted weighted average shares outstanding	65,619,241	65,611,567	65,625,965	65,613,406
Cash dividends declared per common share	$0.300	$0.280	$0.580	$0.545

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended December 31, 2020 and 2019

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at September 30, 2020	65,545,606	$656	$2,199,705	$149,702	$13,158	$2,363,221
Stock-based compensation and related share issuances	2,809	—	1,371	—	—	1,371
Distributions to non-controlling interests	—	—	—	—	(220)	(220)
Net income and comprehensive income	—	—	—	59,889	99	59,988
Dividends declared	—	—	—	(19,681)	—	(19,681)
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at September 30, 2019	65,495,787	$655	$2,202,350	$(12,676)	$31,999	$2,222,328
Stock-based compensation and related share issuances	217	—	1,214	—	—	1,214
Distributions from (to) non-controlling interests	—	—	1,800	—	(187)	1,613
Net income (loss) and comprehensive income (loss)	—	—	—	41,321	(907)	40,414
Dividends declared	—	—	—	(18,355)	—	(18,355)
Balance at December 31, 2019	65,496,004	$655	$2,205,364	$10,290	$30,905	$2,247,214

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended December 31, 2020 and 2019

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	17,127	1	1,476	—	—	1,477
Sale of Peak Gold JV interest	—	—	(10,829)	—	(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(481)	(481)
Net income (loss) and comprehensive income (loss)	—	—	—	166,828	(166)	166,662
Dividends declared	—	—	—	(38,051)	—	(38,051)
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	55,512	—	891	—	—	891
Distributions from (to) non-controlling interests	—	—	2,700	—	(379)	2,321
Net income (loss) and comprehensive income (loss)	—	—	—	111,774	(2,488)	109,286
Dividends declared	—	—	—	(35,737)	—	(35,737)
Balance at December 31, 2019	65,496,004	$655	$2,205,364	$10,290	$30,905	$2,247,214

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net income and comprehensive income	$166,662	$109,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94,245	78,810
Gain on sale of Peak Gold JV interest	(33,906)	—
Non-cash employee stock compensation expense	2,892	3,639
Fair value changes in equity securities	(2,158)	1,153
Deferred tax benefit	(8,405)	(36,126)
Other	398	566
Changes in assets and liabilities:
Royalty receivables	(16,627)	(7,714)
Stream inventory	(2,229)	(3,956)
Income tax receivable	(6,504)	(6,968)
Prepaid expenses and other assets	900	(7,020)
Accounts payable	(549)	(929)
Income tax payable	9,995	7,392
Uncertain tax positions	(12,160)	3,230
Other liabilities	1,510	8,133
Net cash provided by operating activities	$194,064	$149,496

Cash flows from investing activities:
Acquisition of stream and royalty interests	(48,832)	(72,417)
Proceeds from sale of Peak Gold JV interest	49,154	—
Proceeds from sale of Contango shares	12,146	—
Other	(364)	4,363
Net cash provided by (used in) investing activities	$12,104	$(68,054)

Cash flows from financing activities:
Repayment of debt	(105,000)	(85,000)
Net payments from issuance of common stock	(1,415)	(2,747)
Common stock dividends	(36,735)	(34,755)
Other	(287)	2,089
Net cash used in financing activities	$(143,437)	$(120,413)
Net increase (decrease) in cash and equivalents	62,731	(38,971)
Cash and equivalents at beginning of period	319,128	119,475
Cash and equivalents at end of period	$381,859	$80,504

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These interim unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 6, 2020 (“Fiscal 2020 10-K”).

Recently Adopted Accounting Standards

Current Expected Credit Loss

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity records credit losses from an “incurred loss” approach to an “expected loss” approach. This update was effective for annual periods beginning after December 15, 2019 and interim financial statement periods within those years, with early adoption permitted. On July 1, 2020, we adopted the new guidance and, based on our assessment, the adoption of the new guidance did not have any impact on our consolidated financial statements.

2.    SALE OF PEAK GOLD JV INTEREST

On September 30, 2020, we entered into an agreement with an affiliate of Kinross Gold Corporation to sell our 40% membership interest in the Peak Gold Project for cash consideration of $49.2 million and to sell our 809,744 common shares in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC, for cash consideration of $12.1 million.

In addition to the total cash consideration of $61.3 million, we received the following royalty interests:

●	An incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Peak Gold Project resource area. Peak Gold, LLC retains the right to acquire 50% of this royalty for consideration of $4.0 million; and
●	An incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction, increasing our royalty on this area from 2% to 3%.

The royalties were recorded as exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheet as of December 31, 2020 and were assigned a combined value of approximately $4.4 million on the date of the transaction. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Peak Gold Project during the three months ended September 30, 2020. The mark-to-market increase of $3.6 million on the sale of our 809,744 common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income and was recognized during the three months ended September 30, 2020.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of December 31, 2020 and June 30, 2020.

As of December 31, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(270,370)	$520,265
Pueblo Viejo	610,405	(226,083)	384,322
Andacollo	388,182	(120,847)	267,335
Rainy River	175,727	(34,820)	140,907
Wassa	146,475	(72,839)	73,636
Total production stage stream interests	2,111,424	(724,959)	1,386,465
Production stage royalty interests:
Voisey's Bay	205,724	(104,850)	100,874
Peñasquito	99,172	(47,263)	51,909
Cortez	80,681	(16,418)	64,263
Other	521,289	(433,800)	87,489
Total production stage royalty interests	906,866	(602,331)	304,535
Total production stage stream and royalty interests	3,018,290	(1,327,290)	1,691,000

Development stage stream interests:
Khoemacau	180,220	—	180,220
Other	12,037	—	12,037
Development stage royalty interests:
Other	69,780	—	69,780
Total development stage stream and royalty interests	262,037	—	262,037

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	101,253	—	101,253
Total exploration stage royalty interests	278,943	—	278,943
Total stream and royalty interests, net	$3,559,270	$(1,327,290)	$2,231,980

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718

Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Cortez	80,681	(15,065)	—	65,616
Other	521,837	(426,931)	(1,341)	93,565
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037

Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage royalty interests	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

Separation of the Wassa and Prestea/Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa and Prestea/Bogoso gold stream agreement into separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea/Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, continues to provide us the right to purchase 10.5% of the gold produced from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of December 31, 2020, approximately 110,200 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea/Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold produced from the Prestea/Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

The material terms of both the Wassa stream agreement and the Prestea/Bogoso stream agreement, including security and the rights and obligations of both Royal Gold and Golden Star, remain substantially consistent with those terms in the original agreement. The Wassa stream is recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets and has a carrying value of $73.6 million as of December 31, 2020.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

COVID-19 and current economic environment

Throughout 2020 and into 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

4.  MARKETABLE EQUITY SECURITIES

As of December 31, 2020, our marketable equity securities include 3,949,575 common shares of Battle North Gold Corporation, and warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 12) each reporting period with any changes in fair value recognized in net income.

As discussed in Note 2, on September 30, 2020, we sold 809,744 common shares of Contango for total consideration of $12.1 million and recorded a mark-to-market increase of $3.6 million on the sale, which is included in Fair value changes in equity securities in our consolidated statement of operations and comprehensive income for the three months ended September 30, 2020.

The fair value of our marketable equity securities decreased $0.4 million and increased $2.2 million for the three and six months ended December 31, 2020, respectively, and are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of December 31, 2020 and June 30, 2020 was $7.9 million and $17.9 million, respectively, and is included in Other assets on our consolidated balance sheets.

5.    DEBT

Our debt as of December 31, 2020 and June 30, 2020 consists of the following:

	As of December 31, 2020			As of June 30, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$200,000	$(4,017)	$195,983	$305,000	$(4,561)	$300,439
Total debt	$200,000	$(4,017)	$195,983	$305,000	$(4,561)	$300,439

Revolving credit facility

As of December 31, 2020, we had $200 million outstanding and $800 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of December 31, 2020 was LIBOR plus 1.10% for an all-in rate of 1.33%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $1.0 million and $2.2 million for the three and six months ended December 31, 2020, respectively, and $1.6 million and $3.8 million for the three and six months ended December 31, 2019, respectively. As discussed in Note 6 to the consolidated financial statements in our Fiscal 2020 10-K, we have financial covenants associated with our revolving credit facility. As of December 31, 2020, we were in compliance with each financial covenant.

On January 4, 2021, we repaid $50 million of the outstanding borrowings under our revolving credit facility. This increased the amount available under our revolving credit facility to $850 million and decreased the amount outstanding to $150 million.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Royal Gold may repay any borrowings under our revolving credit facility at any time without premium or penalty. Our revolving credit facility matures on June 3, 2024.

6.    LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at December 31, 2020 (amounts in thousands):

	Classification	December 31, 2020
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$806
Right-of-use assets - non-current	Other assets	6,404
Total right-of-use assets		$7,210

Lease liabilities - current	Other current liabilities	$951
Lease liabilities - non-current	Other long-term liabilities	7,634
Total operating lease liabilities		$8,585

Maturities of operating lease liabilities at December 31, 2020 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2021	$574
2022	1,145
2023	1,121
2024	1,121
2025	1,082
Thereafter	4,524
Total lease payments	$9,567
Less imputed interest	(982)
Total	$8,585

Other information pertaining to leases consist of the following:

December 31, 2020
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	9
Weighted average discount rate	2.5%

We did not have any finance leases as of December 31, 2020.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2020 10-K. For the three and six months ended December 31, 2020, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2020, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 11.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Stream revenue:
Gold	$83,685	$69,111	$167,282	$141,335
Silver	11,128	8,929	22,026	17,365
Copper	12,906	11,585	24,914	17,906
Total stream revenue	$107,719	$89,625	$214,222	$176,606
Royalty revenue:
Gold	$36,471	$22,068	$63,375	$43,825
Silver	4,193	3,365	7,634	5,194
Copper	4,395	4,107	8,456	7,087
Other	5,582	4,478	11,553	9,705
Total royalty revenue	$50,641	$34,018	$91,018	$65,811
Total revenue	$158,360	$123,643	$305,240	$242,417

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Metal(s)	2020	2019	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$44,713	$30,629	$79,332	$61,126
Pueblo Viejo	Gold & Silver	27,554	23,614	58,824	45,232
Andacollo	Gold	17,766	20,665	41,275	41,269
Wassa	Gold	6,761	4,794	15,870	10,113
Other	Gold & Silver	10,925	9,923	18,921	18,866
Total stream revenue		$107,719	$89,625	$214,222	$176,606
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$12,952	$7,577	$23,161	$11,997
Cortez	Gold	8,128	3,292	13,812	7,709
Other	Various	29,561	23,149	54,045	46,105
Total royalty revenue		$50,641	$34,018	$91,018	$65,811
Total revenue		$158,360	$123,643	$305,240	$242,417

Please refer to Note 11 for the geographical distribution of our revenue by reportable segment.

8.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019

	(Amounts in thousands)		(Amounts in thousands)
Stock options	$17	$26	$33	$57
Stock appreciation rights	430	430	801	872
Restricted stock	588	697	1,585	1,940
Performance stock	363	385	473	770
Total stock-based compensation expense	$1,398	$1,538	$2,892	$3,639

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the six months ended December 31, 2020 and 2019, we granted the following stock-based compensation awards (note that no awards were granted during the three months ended December 31, 2020 and 2019):

	Six Months Ended
	December 31,	December 31,
	2020	2019

	(Number of shares)
Stock options	2,860	1,604
Stock appreciation rights	64,100	46,726
Restricted stock	26,104	23,976
Performance stock (at maximum 200% attainment)	35,380	28,560
Total equity awards granted	128,444	100,866

As of December 31, 2020, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$123	2.3
Stock appreciation rights	3,172	2.2
Restricted stock	4,993	3.5
Performance stock	2,367	1.9

9.    EARNINGS PER SHARE (“EPS”)

Basic EPS were computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. Our unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. Our unexercised stock option awards, unexercised stock-settled stock appreciation rights and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings used to determine basic EPS are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted EPS.

The following tables summarize the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Net income attributable to Royal Gold common stockholders	$59,889	$41,321	$166,828	$111,774
Weighted-average shares for basic EPS	65,546,938	65,495,907	65,542,326	65,480,759
Effect of other dilutive securities	72,303	115,660	83,639	132,647
Weighted-average shares for diluted EPS	65,619,241	65,611,567	65,625,965	65,613,406
Basic EPS	$0.91	$0.63	$2.55	$1.70
Diluted EPS	$0.91	$0.63	$2.54	$1.70

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

10.    INCOME TAXES

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019

	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense (benefit)	$16,031	$11,124	$13,654	$(12,401)
Effective tax rate	21.1%	21.6%	7.6%	(12.8%)

The effective tax rate for the six months ended December 31, 2020, included discrete tax benefits ($24.5 million) attributable to the settlement of an uncertain tax position with a foreign jurisdiction and the release of a valuation allowance related to deferred tax assets, both of which were recorded during the three months ended September 30, 2020. The effective tax rate for the six months ended December 31, 2019, included discrete benefits ($32.3 million) attributable to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform).

11.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2020			As of June 30, 2020
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$661,172	$184,601	$845,773	$702,732	$189,855	$892,587
Dominican Republic	384,322	—	384,322	406,469	—	406,469
Chile	267,334	224,116	491,450	277,661	223,922	501,583
Africa	253,856	321	254,177	215,463	321	215,784
Mexico	—	71,843	71,843	—	75,951	75,951
United States	—	115,427	115,427	—	159,445	159,445
Australia	—	29,161	29,161	—	30,006	30,006
Rest of world	12,038	27,789	39,827	12,038	25,050	37,088
Total	$1,578,722	$653,258	$2,231,980	$1,614,363	$704,550	$2,318,913

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended December 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$107,719	$24,859	$—	$40,226	$42,634
Royalty interests	50,641	—	1,401	7,635	41,605
Total	$158,360	$24,859	$1,401	$47,861	$84,239

	Three Months Ended December 31, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$89,625	$21,077	$—	$32,181	$36,367
Royalty interests	34,018	—	984	7,801	25,233
Total	$123,643	$21,077	$984	$39,982	$61,600

	Six Months Ended December 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$214,222	$46,760	$—	$79,253	$88,209
Royalty interests	91,018	—	2,756	14,822	73,440
Total	$305,240	$46,760	$2,756	$94,075	$161,649

	Six Months Ended December 31, 2019
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$176,606	$41,188	$—	$63,643	$71,775
Royalty interests	65,811	—	2,083	15,000	48,728
Total	$242,417	$41,188	$2,083	$78,643	$120,503

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Total segment gross profit	$84,239	$61,600	$161,649	$120,503

Costs and expenses
General and administrative expenses	6,789	6,665	14,244	14,108
Exploration costs	—	1,514	563	4,140
Depreciation and amortization	84	114	170	167
Gain on sale of Peak Gold JV interest	—	—	(33,906)	—
Operating income	77,366	53,307	180,578	102,088
Fair value changes in equity securities	(382)	222	2,158	(1,153)
Interest and other income	613	226	1,034	1,001
Interest and other expense	(1,578)	(2,217)	(3,454)	(5,051)
Income before income taxes	$76,019	$51,538	$180,316	$96,885

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our revenue by reportable segment for the three and six months ended December 31, 2020 and 2019 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Stream interests:
Canada	$54,302	$38,191	$95,888	$75,854
Dominican Republic	27,554	23,614	58,824	45,232
Chile	17,766	20,665	41,275	41,269
Africa	8,097	7,155	18,235	14,251
Total stream interests	$107,719	$89,625	$214,222	$176,606

Royalty interests:
United States	$17,090	$10,012	$30,788	$20,614
Mexico	15,174	9,376	26,751	15,763
Australia	8,314	3,546	12,856	7,348
Canada	6,047	8,037	13,458	16,958
Africa	744	911	1,494	1,606
Rest of world	3,272	2,136	5,671	3,522
Total royalty interests	$50,641	$34,018	$91,018	$65,811
Total revenue	$158,360	$123,643	$305,240	$242,417

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

	As of December 31, 2020
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$7,874	$7,874	$6,447	$1,427	$—
(1) Included in Other assets on our consolidated balance sheets.

Our marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held. The carrying value of our revolving credit facility (Note 5) approximates fair value as of December 31, 2020. The TriStar Gold Inc. warrants classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2020, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

13.  COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Pursuant to our Khoemacau silver stream transaction closed in February 2019, we made the following advance payments under our conditional funding schedule:

●	$65.8 million – November 5, 2019
●	$22.0 million – February 2, 2020
●	$47.9 million – April 3, 2020
●	$11.1 million – July 5, 2020
●	$32.5 million – October 5, 2020
●	$32.6 million – January 6, 2021

Including the sixth advance payment made on January 6, 2021, we have made total contributions of $212 million which completes the advance payments for the Base Silver Stream. We are further committed to up to $53.0 million in additional contributions should Khoemacau Copper Mining (Pty.) Limited elect to fully exercise the Option Silver Stream. Any further payments under the Option Silver Stream are subject to certain conditions and are scheduled to be made using an agreed formula and certification process as project spending progresses. Refer to our Fiscal 2020 10-K for further details on the Khoemacau silver stream acquisition.

Ilovica Gold Stream Acquisition

As of December 31, 2020, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition in October 2014, remains subject to certain conditions.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2020, we owned eight stream interests, which are on six producing properties and two development stage properties. Stream interests accounted for approximately 68% and 70% of our total revenue for the three and six months ended December 31, 2020, respectively, and 72% and 73% for the three and six months ended December 31, 2019, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2020, we owned royalty interests on 35 producing properties, 15 development stage properties and 131 exploration stage properties, of which we consider 49 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalty interests accounted for approximately 32% and 30% of our total revenue for the three and six months ended December 31, 2020, respectively, and 28% and 27% for the three and six months ended December 31, 2019, respectively.

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

For the three and six months ended December 31, 2020 and 2019, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,874	76%	$1,481	74%	$1,892	76%	$1,477	76%
Silver ($/ounce)	$24.39	10%	$17.32	10%	$24.32	10%	$17.15	9%
Copper ($/pound)	$3.25	11%	$2.67	13%	$3.10	11%	$2.65	10%
Other	N/A	3%	N/A	3%	N/A	3%	N/A	5%

COVID-19 and the Current Economic Environment

Throughout 2020 and into 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic are fluid and changing rapidly, including with respect to vaccine and treatment developments and deployment and potential mutations of COVID-19. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Sale of Peak Gold JV Interest

On September 30, 2020, we announced an agreement with Kinross Gold Corporation to sell our interest in the Peak Gold Project and our common share position in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC, the owner of the Peak Gold Project. Consideration received for the sale of these interests included cash of $61.3 million, an incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Peak Gold Project resource area, and an incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction.  Peak Gold, LLC, retains the right to acquire 50% of the incremental 28% net smelter return royalty on silver for $4 million.

After this transaction, our interests in the Peak Gold Project and State of Alaska mining claim property owned by Contango consist solely of net smelter return royalties. Refer to Note 2 of our notes to consolidated financial statements for further discussion on the sale of the Peak Gold JV interest.

Separation of the Wassa and Prestea/Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa and Prestea/Bogoso gold stream agreement into separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea/Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, continues to provide us the right to purchase 10.5% of the gold produced from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of December 31, 2020, approximately 110,200 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea/Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold produced from the Prestea/Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2020

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2020, as well as actual production through December 31, 2020, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2020

Principal Producing Properties

	Calendar 2020 Operator’s Production			Calendar 2020 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	53,000			49,200
Mount Milligan(4)	140,000 - 160,000			161,900
Copper			80 - 90 Million			82.8 Million
Pueblo Viejo(5)	530,000 - 580,000	N/A		542,000	N/A
Wassa(6)	165,000 - 170,000			168,000
Royalty:
Cortez GSR1	66,900			101,700
Cortez GSR2	109,600			103,900
Cortez GSR3	146,300			161,100
Cortez NVR1	113,500			121,600
Cortez NVR1C	30,100			44,500
Peñasquito(7)	510,000	28 million		343,000	20.4 Million
Lead			190 million			130 Million
Zinc			360 million			281 Million
(1)	Production estimates received from our operators are for calendar 2020, unless otherwise noted in footnotes to this table. There can be no assurance that production estimates received from the operators will be achieved.

(2)	Actual production figures are provided by our operators and cover the period from January 1, 2020, through December 31, 2020, unless otherwise noted in footnotes to this table.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent Barrick’s 60% interest in Pueblo Viejo. The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures shown for Wassa are payable gold in doré.

(7)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. The estimated production figures shown are for the period January 1, 2020 through December 31, 2020, while actual production figures shown are for the period January1, 2020 through September 30, 2020, per the operator. Full calendar year 2020 information was not available from the operator as of the date of this report.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 10,700 ounces for the three months ended December 31, 2020, compared to approximately 18,600 ounces for the three months ended December 31, 2019. Decreased deliveries during the current period resulted from operational impacts due to COVID-19 in July 2020, in addition to differences in the timing of shipments and settlements during the periods.

Teck expects grades to continue to decline towards reserve grades. The current life of mine for Andacollo is expected to continue until calendar year 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), progress continued at the Khoemacau Project (“Khoemacau”) during the three months ended December 31, 2020, and the project reached approximately 85% of construction completion as of December 31, 2020. According to KCM, activities are focused on refurbishment and upgrading of the Boseto mill, underground development, completion of accommodation, power and water infrastructure at Zone 5 and completion of haul road surfacing between Zone 5 and the Boseto mill. Also, according to KCM, underground development had cumulatively advanced 8,311 meters in the three mines and approximately 70,000 tonnes of ore were stockpiled on surface at the end of December 2020.

The six-month state of emergency declared by the Government of Botswana in March 2020 to help prevent the spread of COVID-19 was extended on September 28, 2020, for an additional six months through March 2021. Mining remains designated as an “essential service” and KCM reports that general development activity at Khoemacau is continuing without significant impact. In line with previous reporting, and barring any potential further impacts caused by COVID-19 considerations, KCM is targeting to begin commissioning activities late in the second calendar quarter of 2021 with first shipment of concentrate to occur late in the third calendar quarter of 2021.

On January 6, 2021, Royal Gold made the sixth advance payment of $32.6 million, which brings the total contribution to $212 million and completes the advance payment required to earn the full base silver stream. For any remaining funding required to complete construction, KCM may elect under the stream agreement to draw up to $53 million in additional stream financing, earning Royal Gold up to an additional 20% option silver stream, draw up to $25 million under a subordinated debt facility provided by Royal Gold, and/or seek at least $25 million in equity from project sponsors. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11%, and requires mandatory repayment upon certain events.

KCM currently anticipates that up to $50 million of this additional funding is required to complete construction and ramp up of Khoemacau to commercial production, largely a result of previously reported schedule impacts caused by COVID-19 considerations. The added funding mechanisms built into the stream agreement allow KCM to seamlessly access the additional capital required. KCM is currently reviewing its funding options in advance of the next funding draw, which may occur as early as April 2021, and does not anticipate requiring any further funding after this date to reach commercial production.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 9,700 ounces for the three months ended December 31, 2020, compared to approximately 18,800 ounces for the three months ended December 31, 2019.  Decreased deliveries were primarily a result of lower processed gold grades partially resulting from reduced open pit operations due to COVID-19 during the three months ended June 30, 2020, in addition to differences in the timing of shipments and settlements during the periods.

Copper stream deliveries from Mount Milligan were approximately 2.5 million pounds during the three months ended December 31, 2020, compared to approximately 4.4 million pounds during the three months ended December 31, 2019. Decreased deliveries resulted from differences in the timing of shipments and settlements during the periods.

On January 14, 2021, Centerra reported that Mount Milligan produced approximately 161,900 ounces of gold during calendar 2020, above previously issued gold production guidance of between 140,000 and 160,000 ounces. Centerra also reported that copper production for calendar year 2020 was 82.8 million pounds, in line with previously issued copper production guidance of between 80 and 90 million pounds.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 10,500 ounces for the three months ended December 31, 2020, compared to approximately 13,200 ounces for the three months ended December 31, 2019. The decrease in deliveries resulted from lower grade and recovery rates. On January 14, 2021, Barrick reported that its 60% share of Pueblo Viejo gold production during calendar year 2020 was 542,000 ounces, in line with previously issued guidance of between 530,000 and 580,000 ounces.

Silver stream deliveries were approximately 418,200 ounces for the three months ended December 31, 2020, compared to approximately 417,800 ounces for the three months ended December 31, 2019.

Barrick reported continued progress at Pueblo Viejo during the quarter to expand the process plant and tailings storage facilities. Barrick estimates that the expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert approximately 11 million ounces of mineralized material to reserves (on a 100% basis).

As reported by Barrick, the Environmental Impact Assessment for the process plant expansion has been approved and an amended environmental license has been issued, and progress continued with engineering, procurement of long lead equipment packages, earthworks and tendering of contracts for construction activities. Barrick also reported that studies and permitting discussions to support additional tailings capacity continued to progress.

Wassa

Gold stream deliveries from Wassa were approximately 4,700 ounces for the three months ended December 31, 2020, compared to approximately 4,900 ounces for the three months ended December 31, 2019.

On January 20, 2021, Golden Star reported full calendar year 2020 gold production from Wassa of 168,000 ounces, within the revised guidance range of 165,000 to 170,000 ounces, and a 7% increase over 2019 production.  Golden Star also provided full calendar year 2021 gold production guidance of 165,000 to 175,000 ounces.

Also according to Golden Star, work on a preliminary economic assessment of the expansion of the Wassa mine into the southern extension of the Wassa ore body is nearing completion, with release of the study results in conjunction with an updated reserve and resource estimate expected from Golden Star in February 2021.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was approximately 57,600 ounces of gold for the three months ended December 31, 2020, compared to approximately 28,000 ounces of gold for the three months ended December 31, 2019.

Barrick expects production in calendar year 2021 to increase from calendar year 2020  primarily due to higher contribution from the Crossroads deposit, which is expected to ramp up through calendar year 2023 and offset declining production from the other royalty regions.

Peñasquito

Production attributable to our royalty interest at Peñasquito for the three months ended December 31, 2020, increased by approximately 120% for gold and 30% for zinc, and decreased approximately 7% for silver and 15% for lead compared to the prior year quarter.

In December 2020, Newmont provided full year 2021 production guidance for Peñasquito of 660,000 ounces of gold, 30 million ounces of silver, 475 million pounds of zinc, and 190 million pounds of lead, compared to calendar 2020 production guidance, as reported by Newmont in July 2020, of 510,000 ounces of gold, 28 million ounces of silver, 360 million pounds of zinc and 190 million pounds of lead.

Results of Operations

Quarter Ended December 31, 2020, Compared to Quarter Ended December 31, 2019

For the quarter ended December 31, 2020, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $59.9 million, or $0.91 per basic and diluted share, as compared to net income of $41.3 million, or $0.63 per basic and diluted share, for the quarter ended December 31, 2019. The increase in net income was primarily attributable to an increase in revenue, discussed below. These increases were partially offset by an increase in our cost of sales and an increase in depreciation, depletion and amortization expense, each discussed below.

For the quarter ended December 31, 2020, we recognized total revenue of $158.4 million, comprised of stream revenue of $107.7 million and royalty revenue of $50.7 million at an average gold price of $1,874 per ounce, an average silver price of $24.39 per ounce and an average copper price of $3.25 per pound. This is compared to total revenue of $123.6 million for the three months ended December 31, 2019, comprised of stream revenue of $89.6 million and royalty revenue of $34.0 million, at an average gold price of $1,481 per ounce, an average silver price of $17.32 per ounce and an average copper price of $2.67 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended December 31, 2020, compared to the quarter ended December 31, 2019, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended December 31, 2020 and 2019

(Amounts in thousands, except reported production ozs. and lbs.)

		Three Months Ended			Three Months Ended
		December 31, 2020			December 31, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$44,713			$30,629
	Gold		16,900	oz.		12,900	oz.
	Copper		4.1	Mlbs.		4.3	Mlbs.
Pueblo Viejo		$27,554			$23,614
	Gold		9,400	oz.		10,500	oz.
	Silver		408,600	oz.		462,400	oz.
Andacollo	Gold	$17,766	9,500	oz.	$20,665	13,900	oz.
Wassa	Gold	$6,761	3,600	oz.	$4,794	3,300	oz.
Other(3)		$10,925			$9,923
	Gold		5,100	oz.		6,100	oz.
	Silver		52,000	oz.		20,500	oz.
Total stream revenue		$107,719			$89,625

Royalty(2):
Peñasquito		$12,952			$7,577
	Gold		210,600	oz.		95,800	oz.
	Silver		8.7	Moz.		9.3	Moz.
	Lead		52.1	Mlbs.		61.5	Mlbs.
	Zinc		93.8	Mlbs.		72.1	Mlbs.
Cortez	Gold	$8,128	57,600	oz.	$3,292	28,000	oz.
Other(3)	Various	$29,561	N/A		$23,149	N/A
Total royalty revenue		$50,641			$34,018
Total Revenue		$158,360			$123,643
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended December 31, 2020, and 2019, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for Rainy River which contributed 6% of total revenue for the three months ended December 31, 2020 and 2019, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period and an increase in production within our royalty segment. Gold and silver ounces and copper pounds purchased and sold during the three months ended December 31, 2020 and 2019, and gold and silver ounces and copper pounds in inventory as of December 31, 2020, and June 30, 2020, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	9,700	16,900	18,800	12,900	3,800	3,300
Pueblo Viejo	10,500	9,400	13,200	10,500	10,500	100
Andacollo	10,700	9,500	18,600	13,900	2,900	11,100
Wassa	4,700	3,600	4,900	3,300	3,100	2,900
Other	4,500	5,100	5,600	6,100	1,200	1,500
Total	40,100	44,500	61,100	46,700	21,500	18,900

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	418,200	408,600	417,700	462,400	418,200	451,200
Other	65,400	52,000	48,100	51,100	66,300	23,400
Total	483,600	460,600	465,800	513,500	484,500	474,600

	Three Months Ended		Three Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.5	4.1	4.4	4.3	1.0	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $24.9 million for the three months ended December 31, 2020, from $21.1 million for the three months ended December 31, 2019. The increase was primarily due to an increase in the gold, silver and copper prices when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Exploration costs decreased to zero for the three months ended December 31, 2020, from $1.5 million for the three months ended December 31, 2019. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 2 of our notes to consolidated financial statements.

Depreciation, depletion and amortization increased to $47.9 million for the three months ended December 31, 2020, from $40.1 million for the three months ended December 31, 2019. The increase was primarily due to higher gold sales at Mount Milligan and an increase in depletion rates at Mount Milligan, as previously discussed in our Fiscal 2020 10-K. These increases were partially offset by a decrease in gold sales at Andacollo when compared to the prior period.

Interest and other expense decreased to $1.6 million for the three months ended December 31, 2020, from $2.2 million for the three months ended December 31, 2019. The decrease was primarily attributable to lower interest expense as a result of lower interest rates on our outstanding debt when compared to the prior period. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

For the three months ended December 31, 2020, we recorded income tax expense totaling $16.0 million, compared with income tax expense of $11.1 million for the three months ended December 31, 2019. The income tax expense resulted in an effective tax rate of 21.1% in the current period, compared with 21.6% for the three months ended December 31, 2019.

Six Months ended December 31, 2020, Compared to Six Months Ended December 31, 2019

For the six months ended December 31, 2020, we recorded net income of $166.8 million, or $2.55 per basic share and $2.54 per diluted share, as compared to net income of $111.8 million, or $1.70 per basic and diluted share, for the six months ended December 31, 2019. The increase in our earnings per share was primarily attributable to an increase in revenue, a one-time gain attributable to the sale of our Peak Gold JV interest during the September 2020 quarter and various discrete income tax benefits recognized during the September 2020 quarter. Each item contributing to the increase in our earnings per share during the period is discussed below. These increases were partially offset by an increase in our cost of sales and an increase in depreciation, depletion and amortization expense, each discussed below.

For six months ended December 31, 2020, we recognized total revenue of $305.2 million, comprised of stream revenue of $214.2 million and royalty revenue of $91.0 million at an average gold price of $1,892 per ounce, an average silver price of $24.32 per ounce and an average copper price of $3.10 per pound. This is compared to total revenue of $242.4 million for the six months ended December 31, 2019, comprised of stream revenue of $176.6 million and royalty revenue of $65.8 million, at an average gold price of $1,477 per ounce, an average silver price of $17.15 per ounce and an average copper price of $2.65 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Six Months Ended December 31, 2020 and 2019

(Amounts in thousands, except reported production ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2020			December 31, 2019
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$79,332			$61,126
	Gold		28,800	oz.		29,500	oz.
	Copper		8.2	Mlbs.		6.7	Mlbs.
Pueblo Viejo		$58,824			$45,232
	Gold		20,500	oz.		20,000	oz.
	Silver		859,800	Moz.		938,000	oz.
Andacollo	Gold	$41,275	21,600	oz.	$41,269	27,900	oz.
Wassa	Gold	$15,870	8,500	oz.	$10,113	6,900	oz.
Other(3)		$18,921			$18,866
	Gold		9,200	oz.		11,900	oz.
	Silver		75,100	oz.		85,600	oz.
Total stream revenue		$214,222			$176,606

Royalty(2):
Peñasquito		$23,161			$11,997
	Gold		341,300	oz.		131,300	oz.
	Silver		15.1	Moz.		13.9	Moz.
	Lead		93.7	Mlbs.		91.2	Mlbs.
	Zinc		191.8	Mlbs.		179.2	Mlbs.
Cortez	Gold	$13,812	95,300	oz.	$7,709	63,100	oz.
Other(3)	Various	$54,045	N/A		$46,105	N/A
Total royalty revenue		$91,018			$65,811
Total revenue		$305,240			$242,417

(1)Reported production relates to the amount of metal sales subject to our stream and royalty interests for the six months ended December 31, 2020, and 2019, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)

Individually, except for Rainy River which contributed 6% of total revenue for the six months ended December 31, 2020 and 2019, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2020 resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period and an increase in production within the royalty segment.

Gold and silver ounces and copper pounds purchased and sold during the six months ended December 31, 2020 and 2019, and gold and silver ounces and copper pounds in inventory as of December 31, 2020 and June 30, 2020 for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	29,300	28,800	32,800	29,500	3,800	3,300
Andacollo	24,400	21,600	28,300	27,900	2,900	100
Pueblo Viejo	19,900	20,500	23,700	20,000	10,500	11,100
Wassa	8,700	8,500	7,800	6,900	3,100	2,900
Other	8,900	9,200	11,400	11,900	1,200	1,500
Total	91,200	88,600	104,000	96,200	21,500	18,900

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	826,800	859,800	880,200	938,000	418,200	451,200
Other	118,000	75,100	97,500	85,600	66,300	23,400
Total	944,800	934,900	977,700	1,023,600	484,500	474,600

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2020		December 31, 2019		December 31, 2020	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	8.3	8.2	6.8	6.7	1.0	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $46.8 million for the six months ended December 31, 2020, from $41.2 million for the six months ended December 31, 2019. The increase was primarily due to an increase in the gold, silver and copper prices and an increase in copper sales at Mount Milligan when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Exploration costs decreased to $0.6 million for the six months ended December 31, 2020, from $4.1 million for the six months ended December 31, 2019. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 2 of our notes to consolidated financial statements.

Depreciation, depletion and amortization increased to $94.2 million for the six months ended December 31, 2020, from $78.8 million for the six months ended December 31, 2019. The increase was primarily due to higher copper sales at Mount Milligan and an increase in depletion rates at Mount Milligan, as previously discussed in our Fiscal 2020 10-K. The increase was partially offset by a decrease in gold sales at Andacollo when compared to the prior period.

We recognized an increase in fair value changes in equity securities of $2.2 million for the six months ended December 31, 2020 compared to a decrease of $1.2 million for the six months ended December 31, 2019. The increase was primarily due to a $3.6 million mark-to-market increase on the sale of 809,744 Contango common shares as part of the sale of our interest in the Peak Gold JV during the September 2020 quarter. Refer to Note 4 of our notes to consolidated financial statements for further discussion on our marketable equity securities.

Interest and other expense decreased to $3.5 million for the six months ended December 31, 2020, from $5.1 million for the six months ended December 31, 2019. The decrease was primarily attributable to lower interest expense as a result of lower interest rates on our outstanding debt when compared to the prior period. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

For the six months ended December 31, 2020, we recorded income tax expense totaling $13.7 million, compared with an income tax benefit of $12.4 million for the six months ended December 31, 2019. The income tax expense resulted in an effective tax rate of 7.6% in the current period, compared with (12.8%) for the six months ended December 31, 2019. The six months ended December 31, 2020 effective tax rate included income tax benefits of $24.5 million resulting primarily from the release of an uncertain tax position due to a settlement agreement with a foreign tax authority and a change to the realizability of certain deferred tax assets, both of which were recorded during the three months ended September 30, 2020. For the six months ended December 31, 2019, the effective tax rate included an income tax benefit of $32.3 million primarily related to the enactment of the Federal Act on Tax Reform and AHV Financing in Switzerland (Swiss Tax Reform).

Liquidity and Capital Resources

Overview

At December 31, 2020, we had current assets of $450.5 million compared to current liabilities of $57.2 million, which resulted in working capital of $393.3 million and a current ratio of 8 to 1. This compares to current assets of $362.2 million and current liabilities of $43.6 million at June 30, 2020, resulting in working capital of $318.6 million and a current ratio of approximately 8 to 1. The increase in working capital was primarily due to proceeds from the sale of our Peak Gold JV interest and increased revenue.

During the six months ended December 31, 2020, liquidity needs were met from $194.1 million in net cash provided by operating activities and our available cash resources. As of December 31, 2020, we had $800 million available and $200 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at December 31, 2020. We were in compliance with each financial covenant under the revolving credit facility as of December 31, 2020. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt. On January 4, 2021, we repaid $50 million of the outstanding borrowings under the credit facility. This increased the amount available under our revolving credit facility to $850 million and decreased the amount outstanding to $150 million.

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

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $194.1 million for the six months ended December 31, 2020, compared to $149.5 million for the six months ended December 31, 2019. The increase was primarily due to an increase in proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $49.9 million. The increase was partially offset by an increase in income taxes paid of $10.3 million.

Investing Activities

Net cash provided by investing activities totaled $12.1 million for the six months ended December 31, 2020, compared to net cash used in investing activities of $68.1 million for the six months ended December 31, 2019. The increase was primarily due to $49.2 million received for the sale of our Peak Gold JV investment and $12.1 million for the sale of our Contango shares. This increase was partially offset by advance payments totaling $43.6 million for the Khoemacau silver stream acquisition during the current period.

Financing Activities

Net cash used in financing activities totaled $143.4 million for the six months ended December 31, 2020, compared to $120.4 million for the six months ended December 31, 2019. The increase was primarily due to an increase in repayments on our revolving credit facility. We repaid $105.0 million on our revolving credit facility during the six months ended December 31, 2020, compared to $85.0 million during the six months ended December 31, 2019.

Recent Liquidity and Capital Resource Development

Dividend Increase

On November 17, 2020, we announced an increase in our annual dividend for calendar 2021 from $1.12 to $1.20, payable on a quarterly basis of $0.30 per share.  The newly declared dividend is 7% higher than the dividend paid during calendar 2020. We have steadily increased our annual dividend for 20 years, or since calendar 2001.

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

During the six months ended December 31, 2020, we reported revenue of $305.2 million, with an average gold price for the period of $1,892 per ounce, an average silver price of $24.32 per ounce, and an average copper price of $3.10 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended December 31, 2020:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	76%	$23.8 million
Copper	11%	$3.6 million
Silver	10%	$3.1 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Fiscal 2020 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2020	—	—	N/A	N/A
November 2020	158	$117.36	N/A	N/A
December 2020	—	—	N/A	N/A
Total	158	$117.36	N/A	N/A

(1)	Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 4, 2021
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2021	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)