Form 10-Q
period 2021-03-31
ROYAL GOLD INC
filed 2021-05-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

There were 65,606,496 shares of the Company’s common stock, par value $0.01 per share, outstanding as of April 29, 2021.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	March 31,	June 30,
	2021	2020
ASSETS
Cash and equivalents	$370,260	$319,128
Royalty receivables	45,427	27,689
Income tax receivable	14,669	2,435
Stream inventory	14,491	11,671
Prepaid expenses and other	1,475	1,227
Total current assets	446,322	362,150
Stream and royalty interests, net (Note 3)	2,224,435	2,318,913
Other assets	82,769	85,224
Total assets	$2,753,526	$2,766,287
LIABILITIES
Accounts payable	$4,380	$2,484
Dividends payable	19,680	18,364
Income tax payable	25,660	13,323
Other current liabilities	12,971	9,384
Total current liabilities	62,691	43,555
Debt (Note 5)	146,270	300,439
Deferred tax liabilities	84,079	86,439
Uncertain tax positions	12,957	25,427
Other liabilities	7,404	8,308
Total liabilities	313,401	464,168
Commitments and contingencies (Note 13)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,550,445 and 65,531,288 shares outstanding, respectively	656	655
Additional paid-in capital	2,202,410	2,210,429
Accumulated earnings	224,254	61,133
Total Royal Gold stockholders’ equity	2,427,320	2,272,217
Non-controlling interests	12,805	29,902
Total equity	2,440,125	2,302,119
Total liabilities and equity	$2,753,526	$2,766,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue (Note 7)	$142,589	$136,437	$447,829	$378,853

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,469	21,961	68,230	63,149
General and administrative	6,932	9,551	21,175	23,658
Production taxes	1,835	851	4,591	2,934
Exploration costs	—	565	563	4,705
Depreciation, depletion and amortization	41,296	51,228	135,541	130,038
Total costs and expenses	71,532	84,156	230,100	224,484

Gain on sale of Peak Gold JV interest	—	—	33,906	—
Operating income	71,057	52,281	251,635	154,369

Fair value changes in equity securities	1,902	(3,819)	4,060	(4,972)
Interest and other income	733	620	1,767	1,621
Interest and other expense	(1,820)	(2,088)	(5,274)	(7,139)
Income before income taxes	71,872	46,994	252,188	143,879

Income tax (expense) benefit	(17,679)	(8,702)	(31,332)	3,700
Net income and comprehensive income	54,193	38,292	220,856	147,579
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(167)	262	(1)	2,750
Net income and comprehensive income attributable to Royal Gold common stockholders	$54,026	$38,554	$220,855	$150,329
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.82	$0.59	$3.36	$2.30
Basic weighted average shares outstanding	65,550,400	65,511,878	65,544,978	65,501,678
Diluted earnings per share	$0.82	$0.59	$3.36	$2.29
Diluted weighted average shares outstanding	65,621,603	65,600,770	65,624,472	65,626,400
Cash dividends declared per common share	$0.300	$0.280	$0.880	$0.825

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2021 and 2020

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings (Losses)	Interests	Equity
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679
Stock-based compensation and related share issuances	2,030	—	1,334	—	—	1,334
Distributions to non-controlling interests	—	—	—	—	(399)	(399)
Net income and comprehensive income	—	—	—	54,026	167	54,193
Dividends declared	—	—	—	(19,682)	—	(19,682)
Balance at March 31, 2021	65,550,445	$656	$2,202,410	$224,254	$12,805	$2,440,125

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings (Losses)	Interests	Equity
Balance at December, 2019	65,496,004	$655	$2,205,364	$10,290	$30,905	$2,247,214
Stock-based compensation and related share issuances	16,244	—	3,134	—	—	3,134
Distributions from (to) non-controlling interests	—	—	600	—	(344)	256
Net income (loss) and comprehensive income (loss)	—	—	—	38,554	(262)	38,292
Dividends declared	—	—	—	(18,361)	—	(18,361)
Balance at March 31, 2020	65,512,248	$655	$2,209,098	$30,483	$30,299	$2,270,535

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended March 31, 2021 and 2020

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings (Losses)	Interests	Equity
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	19,157	1	2,810	—	—	2,811
Sale of Peak Gold JV interest	—	—	(10,829)	—	(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(880)	(880)
Net income and comprehensive income	—	—	—	220,855	1	220,856
Dividends declared	—	—	—	(57,734)	—	(57,734)
Balance at March 31, 2021	65,550,445	$656	$2,202,410	$224,254	$12,805	$2,440,125

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	71,756	—	4,025	—	—	4,025
Distributions from (to) non-controlling interests	—	—	3,300	—	(723)	2,577
Net income (loss) and comprehensive income (loss)	—	—	—	150,329	(2,750)	147,579
Dividends declared	—	—	—	(54,099)	—	(54,099)
Balance at March 31, 2020	65,512,248	$655	$2,209,098	$30,483	$30,299	$2,270,535

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net income and comprehensive income	$220,856	$147,579
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	135,541	130,038
Gain on sale of Peak Gold JV interest	(33,906)	—
Non-cash employee stock compensation expense	4,236	8,283
Fair value changes in equity securities	(4,060)	4,972
Deferred tax benefit	(9,050)	(37,117)
Other	684	703
Changes in assets and liabilities:
Royalty receivables	(17,738)	(11,589)
Stream inventory	(2,820)	(567)
Income tax receivable	(12,235)	(8,658)
Prepaid expenses and other assets	998	(5,771)
Accounts payable	1,244	(1,295)
Income tax payable	12,337	14,054
Uncertain tax positions	(12,470)	(132)
Other liabilities	2,681	8,695
Net cash provided by operating activities	$286,298	$249,195

Cash flows from investing activities:
Acquisition of stream and royalty interests	(82,488)	(107,855)
Proceeds from sale of Peak Gold JV interest	49,154	—
Proceeds from sale of Contango shares	12,146	—
Other	(451)	2,766
Net cash used in investing activities	$(21,639)	$(105,089)

Cash flows from financing activities:
Repayment of debt	(155,000)	(115,000)
Net payments from issuance of common stock	(1,425)	(4,257)
Common stock dividends	(56,417)	(53,111)
Other	(685)	2,502
Net cash used in financing activities	$(213,527)	$(169,866)
Net increase (decrease) in cash and equivalents	51,132	(25,760)
Cash and equivalents at beginning of period	319,128	119,475
Cash and equivalents at end of period	$370,260	$93,715

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. These interim unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 6, 2020 (“Fiscal 2020 10-K”).

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

2.    SALE OF PEAK GOLD JV INTEREST

On September 30, 2020, we entered into an agreement with an affiliate of Kinross Gold Corporation to sell our 40% membership interest in the Manh Choh Project (formerly known as the Peak Gold Project) for cash consideration of $49.2 million and to sell our 809,744 common shares in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC, the owner of the Manh Choh Project, for cash consideration of $12.1 million.

In addition to the total cash consideration of $61.3 million, we received the following royalty interests:

●	An incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Manh Choh Project resource area. Peak Gold, LLC retains the right to acquire 50% of this royalty for consideration of $4.0 million; and
●	An incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction, increasing our royalty on this area from 2% to 3%.

The royalties are recorded as exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheet as of March 31, 2021 and were assigned a combined value of approximately $4.4 million on the date of the transaction. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Manh Choh Project during the three months ended September 30, 2020. The mark-to-market increase of $3.6 million on the sale of our 809,744

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income and was recognized during the three months ended September 30, 2020.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of March 31, 2021 and June 30, 2020.

As of March 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(283,660)	$506,975
Pueblo Viejo	610,404	(235,169)	375,235
Andacollo	388,182	(124,225)	263,957
Rainy River	175,727	(38,368)	137,359
Wassa	146,475	(76,131)	70,344
Total production stage stream interests	2,111,423	(757,553)	1,353,870
Production stage royalty interests:
Voisey's Bay	205,724	(107,225)	98,499
Peñasquito	99,172	(48,765)	50,407
Cortez	80,681	(17,584)	63,097
Other	442,891	(377,642)	65,249
Total production stage royalty interests	828,468	(551,216)	277,252
Total production stage stream and royalty interests	2,939,891	(1,308,769)	1,631,122

Development stage stream interests:
Khoemacau	212,877	—	212,877
Other	12,037	—	12,037
Development stage royalty interests:
Other	73,416	—	73,416
Total development stage stream and royalty interests	298,330	—	298,330

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Other	117,293	—	117,293
Total exploration stage royalty interests	294,983	—	294,983
Total stream and royalty interests, net	$3,533,204	$(1,308,769)	$2,224,435

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718

Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Cortez	80,681	(15,065)	—	65,616
Other	521,837	(426,931)	(1,341)	93,565
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037

Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage royalty interests	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

Separation of the Wassa and Prestea and Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa gold stream and the Prestea and Bogoso gold streams into two separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea and Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, continues to provide us the right to purchase 10.5% of the gold payable from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of March 31, 2021, approximately 115,700 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold payable from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

The material terms of both the Wassa stream agreement and the Prestea and Bogoso stream agreement, including security and the rights and obligations of both Royal Gold and Golden Star, remain substantially consistent with those terms in the original agreement. The Wassa stream is recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets and has a carrying value of $70.3 million as of March 31, 2021.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

COVID-19 Pandemic

Throughout calendar 2020 and into calendar 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

4.  MARKETABLE EQUITY SECURITIES

As of March 31, 2021, our marketable equity securities include 3,949,575 common shares of Battle North Gold Corporation (“Battle North Gold”), and warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 12) each reporting period with any changes in fair value recognized in net income.

On March 15, 2021, Evolution Mining Limited announced it had entered into a definitive arrangement with Battle North Gold to acquire all of the issued and outstanding shares of Battle North Gold at a price of $2.65 Canadian dollars per common share, payable in cash. The transaction remains subject to the affirmative vote of Battle North Gold’s shareholders, which is expected to be held in May 2021, and is expected to close during the quarter ending June 30, 2021.

As discussed in Note 2, on September 30, 2020, we sold 809,744 common shares of Contango for total consideration of $12.1 million and recorded a mark-to-market increase of $3.6 million on the sale, which is included in Fair value changes in equity securities in our consolidated statement of operations and comprehensive income for the nine months ended March 31, 2021.

The fair value of our marketable equity securities increased $1.9 million and $4.0 million for the three and nine months ended March 31, 2021, respectively, and are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of March 31, 2021 and June 30, 2020 was $9.8 million and $17.9 million, respectively, and is included in Other assets on our consolidated balance sheets.

5.    DEBT

Our debt as of March 31, 2021 and June 30, 2020 consists of the following:

	As of March 31, 2021			As of June 30, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$150,000	$(3,730)	$146,270	$305,000	$(4,561)	$300,439
Total debt	$150,000	$(3,730)	$146,270	$305,000	$(4,561)	$300,439

Revolving credit facility

As of March 31, 2021, we had $150 million outstanding and $850 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of March 31, 2021 was LIBOR plus 1.10% for an all-in rate of 1.34%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $0.8 million and $3.0 million for the three and nine months ended March 31, 2021, respectively, and $1.2 million and $5.0 million for the three and nine months ended March 31, 2020, respectively. As discussed in Note 6 to the consolidated financial statements in our Fiscal 2020 10-K, we have financial covenants associated with our revolving credit facility. As of March 31, 2021, we were in compliance with each financial covenant.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On April 1, 2021, we repaid the remaining outstanding borrowings ($150 million) under our revolving credit facility. This increased the amount available under our revolving credit facility to $1 billion and decreased the amount outstanding to zero.

Royal Gold may repay any borrowings under our revolving credit facility at any time without premium or penalty. Our revolving credit facility matures on June 3, 2024.

6.    LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at March 31, 2021 (amounts in thousands):

	Classification	March 31, 2021
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$805
Right-of-use assets - non-current	Other assets	6,206
Total right-of-use assets		$7,011

Lease liabilities - current	Other current liabilities	$952
Lease liabilities - non-current	Other long-term liabilities	7,403
Total operating lease liabilities		$8,355

Maturities of operating lease liabilities at March 31, 2021 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2021	$287
2022	1,143
2023	1,120
2024	1,120
2025	1,083
Thereafter	4,533
Total lease payments	$9,286
Less imputed interest	(931)
Total	$8,355

Other information pertaining to leases consists of the following:

March 31, 2021
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	8.5
Weighted average discount rate	2.5%

We did not have any finance leases as of March 31, 2021.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2020 10-K. For the three and nine months ended March 31, 2021, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2021, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 11.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Stream revenue:
Gold	$65,511	$78,503	$232,793	$219,838
Silver	12,805	8,284	34,832	25,648
Copper	17,030	10,673	41,943	28,579
Total stream revenue	$95,346	$97,460	$309,568	$274,065
Royalty revenue:
Gold	$31,245	$28,792	$94,620	$72,617
Silver	4,208	2,666	11,842	7,860
Copper	4,015	3,340	12,471	10,427
Other	7,775	4,179	19,328	13,884
Total royalty revenue	$47,243	$38,977	$138,261	$104,788
Total revenue	$142,589	$136,437	$447,829	$378,853

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Metal(s)	2021	2020	2021	2020
Stream revenue:
Mount Milligan	Gold & Copper	$33,803	$32,298	$113,135	$93,423
Pueblo Viejo	Gold & Silver	30,173	28,302	88,998	73,534
Andacollo	Gold	13,022	22,055	54,297	63,324
Wassa	Gold	8,774	8,647	24,644	18,760
Other	Gold & Silver	9,574	6,158	28,494	25,024
Total stream revenue		$95,346	$97,460	$309,568	$274,065
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$13,128	$7,425	$36,289	$19,422
Cortez	Gold	8,609	6,400	22,421	14,109
Other	Various	25,506	25,152	79,551	71,257
Total royalty revenue		$47,243	$38,977	$138,261	$104,788
Total revenue		$142,589	$136,437	$447,829	$378,853

Please refer to Note 11 for the geographical distribution of our revenue by reportable segment.

8.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Stock options	$17	$94	$50	$151
Stock appreciation rights	430	1,365	1,231	2,237
Restricted stock	533	2,659	2,118	4,599
Performance stock	364	526	837	1,296
Total stock-based compensation expense	$1,344	$4,644	$4,236	$8,283

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended March 31, 2021 and 2020, we granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(Number of shares)		(Number of shares)
Stock options	—	—	2,860	1,604
Stock appreciation rights	—	6,890	64,100	53,616
Restricted stock	—	2,050	26,104	26,026
Performance stock (at maximum 200% attainment)	—	4,280	35,380	32,840
Total equity awards granted	—	13,220	128,444	114,086

As of March 31, 2021, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$108	2.1
Stock appreciation rights	2,790	2.0
Restricted stock	4,551	3.3
Performance stock	2,050	1.7

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

The following tables summarize the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Net income attributable to Royal Gold common stockholders	$54,026	$38,554	$220,855	$150,329
Weighted-average shares for basic EPS	65,550,400	65,511,878	65,544,978	65,501,678
Effect of other dilutive securities	71,203	88,892	79,494	124,722
Weighted-average shares for diluted EPS	65,621,603	65,600,770	65,624,472	65,626,400
Basic EPS	$0.82	$0.59	$3.36	$2.30
Diluted EPS	$0.82	$0.59	$3.36	$2.29

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

10.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

	(Amounts in thousands, except rate)		(Amounts in thousands, except rate)
Income tax expense (benefit)	$17,679	$8,702	$31,332	$(3,700)
Effective tax rate	24.6%	18.5%	12.4%	(2.6)%

The effective tax rate for the three months ended March 31, 2021, included an income tax expense attributable to an increase in valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended March 31, 2020, included income tax benefits resulting from foreign exchange rate movements compared to the U.S. dollar.

The effective tax rate for the nine months ended March 31, 2021, included discrete tax benefits ($21.8 million) primarily attributable to the settlement of an uncertain tax position with a foreign jurisdiction and the release of a valuation allowance related to deferred tax assets. The effective tax rate for the nine months ended March 31, 2020, included discrete benefits ($32.3 million) attributable to the remeasurement of certain deferred tax assets and a net step-up in the basis of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform).

11.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2021			As of June 30, 2020
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$644,334	$181,382	$825,716	$702,732	$189,855	$892,587
Dominican Republic	375,235	—	375,235	406,469	—	406,469
Chile	263,957	224,116	488,073	277,661	223,922	501,583
Africa	283,221	321	283,542	215,463	321	215,784
Mexico	—	69,440	69,440	—	75,951	75,951
United States	—	114,776	114,776	—	159,445	159,445
Australia	—	28,484	28,484	—	30,006	30,006
Rest of world	12,037	27,132	39,169	12,038	25,050	37,088
Total	$1,578,784	$645,651	$2,224,435	$1,614,363	$704,550	$2,318,913

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$95,346	$21,469	$—	$32,595	$41,282
Royalty interests	47,243	—	1,835	8,607	36,801
Total	$142,589	$21,469	$1,835	$41,202	$78,083

	Three Months Ended March 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$97,460	$21,961	$—	$43,240	$32,259
Royalty interests	38,977	—	851	7,875	30,251
Total	$136,437	$21,961	$851	$51,115	$62,510

	Nine Months Ended March 31, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$309,568	$68,230	$—	$111,848	$129,490
Royalty interests	138,261	—	4,591	23,428	110,242
Total	$447,829	$68,230	$4,591	$135,276	$239,732

	Nine Months Ended March 31, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$274,065	$63,149	$—	$106,883	$104,033
Royalty interests	104,788	—	2,934	22,875	78,979
Total	$378,853	$63,149	$2,934	$129,758	$183,012

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Total segment gross profit	$78,083	$62,510	$239,732	$183,012

Costs and expenses
General and administrative expenses	6,932	9,551	21,175	23,658
Exploration costs	—	565	563	4,705
Depreciation and amortization	94	113	265	280
Gain on sale of Peak Gold JV interest	—	—	(33,906)	—
Operating income	71,057	52,281	251,635	154,369
Fair value changes in equity securities	1,902	(3,819)	4,060	(4,972)
Interest and other income	733	620	1,767	1,621
Interest and other expense	(1,820)	(2,088)	(5,274)	(7,139)
Income before income taxes	$71,872	$46,994	$252,188	$143,879

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our revenue by reportable segment for the three and nine months ended March 31, 2021 and 2020 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Stream interests:
Canada	$42,609	$37,136	$138,497	$112,990
Dominican Republic	30,173	28,302	88,998	73,534
Chile	13,022	22,055	54,296	63,323
Africa	9,542	9,967	27,777	24,218
Total stream interests	$95,346	$97,460	$309,568	$274,065

Royalty interests:
United States	$16,474	$13,199	$47,262	$33,813
Mexico	15,270	9,126	42,021	26,084
Australia	4,360	9,160	17,217	24,923
Canada	8,612	3,714	22,069	11,062
Africa	748	925	2,241	2,531
Rest of world	1,779	2,853	7,451	6,375
Total royalty interests	$47,243	$38,977	$138,261	$104,788
Total revenue	$142,589	$136,437	$447,829	$378,853

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

	As of March 31, 2021
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$9,777	$9,777	$8,155	$1,622	$—
(1) Included in Other assets on our consolidated balance sheets.

Our marketable equity securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held. The TriStar Gold Inc. warrants classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 5) approximates fair value as of March 31, 2021.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

13.  COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Our Khoemacau silver stream transaction closed in February 2019. Between November 2019 and January 2021, we completed a total of $212 million in advanced payments required to earn the base silver stream of 80% of payable silver under our conditional funding schedule:

●	$65.8 million – November 5, 2019
●	$22.0 million – February 2, 2020
●	$47.9 million – April 3, 2020
●	$11.1 million – July 5, 2020
●	$32.5 million – October 5, 2020
●	$32.6 million – January 6, 2021

On April 7, 2021, we made a seventh advance payment of $10.6 million toward the option silver stream which increased our right to receive payable silver produced from Khoemacau from a rate of 80% to 84% until the delivery of approximately 33.6 million silver ounces, and 42% (from 40%) thereafter. Additionally, on April 7, 2021, Khoemacau Copper Mining (Pty.) Limited (“KCM”) drew $18.0 million on a $25.0 million subordinated debt facility provided by Royal Gold. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11% and requires mandatory repayment upon certain events.

Royal Gold has remaining committed funding of $49.4 million to KCM in the form of $42.4 million of additional stream financing and $7.0 million of debt, both of which may be drawn at the election of KCM prior to the completion of construction. Refer to our Fiscal 2020 10-K for further details on the Khoemacau silver stream acquisition and subordinated debt facility.

Ilovica Gold Stream Acquisition

As of March 31, 2021, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2021, we owned eight stream interests, which are on six producing properties and two development stage properties. Stream interests accounted for approximately 67% and 69% of our total revenue for the three and nine months ended March 31, 2021, respectively, and 71% and 72% for the three and nine months ended March 31, 2020, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2021, we owned royalty interests on 35 producing properties, 17 development stage properties and 127 exploration stage properties, of which we consider 48 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalty interests accounted for 33% and 31% of our total revenue for the three and nine months ended March 31, 2021, respectively, and 29% and 28% for the three and nine months ended March 31, 2020, respectively.

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

Business Trends and Uncertainties

Metal Prices

Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.

For the three and nine months ended March 31, 2021 and 2020, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,794	68%	$1,583	79%	$1,859	73%	$1,512	77%
Silver ($/ounce)	$26.26	12%	$16.90	8%	$24.96	10%	$17.07	9%
Copper ($/pound)	$3.86	15%	$2.56	10%	$3.35	12%	$2.62	10%
Other	N/A	5%	N/A	3%	N/A	5%	N/A	4%

COVID-19 Pandemic

Throughout calendar 2020 and into calendar 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Sale of Peak Gold JV Interest

On September 30, 2020, we announced an agreement with Kinross Gold Corporation to sell our interest in the Manh Choh Project (formerly known as the Peak Gold Project) and our common share position in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC and owner of the Manh Choh Project. Consideration received for the sale of these interests included cash of $61.3 million, an incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Manh Choh Project resource area, and an incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction. Peak Gold, LLC retains the right to acquire 50% of the incremental 28% net smelter return royalty on silver for $4 million.

After this transaction, our interests in the Manh Choh Project and State of Alaska mining claim property owned by Contango consist solely of net smelter return royalties. Refer to Note 2 of our notes to the consolidated financial statements for further discussion on the sale of the Peak Gold JV interest.

Separation of the Wassa and Prestea and Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa gold stream and the Prestea and Bogoso gold streams into two separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea and Bogoso mines to Future Global Resources (“FGR”).

The Wassa stream agreement, which remains with Golden Star, continues to provide us the right to purchase 10.5% of the gold payable from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of March 31, approximately 115,700 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold payable from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2021

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2021, as well as actual production through March 31, 2021, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2021

Principal Producing Properties

	Calendar 2021 Operator’s Production			Calendar 2021 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	N/A			10,500
Mount Milligan(4)	180,000 - 200,000			N/A
Copper			70 - 80 Million			N/A
Pueblo Viejo(5)	470,000 - 510,000	N/A		137,000	N/A
Wassa(6)	165,000 - 175,000			N/A
Royalty:
Cortez(7)	350,000 - 375,000			58,600
Peñasquito(8)	660,000	30 Million		178,000	8.2 Million
Lead			190 Million			50 Million
Zinc			475 Million			111 Million
(1)	Production estimates received from our operators are for calendar 2021. There can be no assurance that production estimates received from the operators will be achieved.

(2)	Actual production figures are provided by our operators and cover the period from January 1, 2021, through March 31, 2021, unless otherwise noted in footnotes to this table.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate. The estimated production figure was not available on the date of this report.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate. The actual production figure was not available on the date of this report.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated production figure shown for Wassa is payable gold in doré. The actual production figure was not available on the date of this report.

(7)	Production from Cortez subject to Royal Gold’s royalty interests.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 10,700 ounces for the three months ended March 31, 2021, compared to approximately 9,500 ounces for the three months ended March 31, 2020.

Teck Resources Limited (“Teck”) expects grades to continue to decline towards reserve grades. The current life of mine for Andacollo is expected to continue until calendar 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), progress continued at the Khoemacau Project (“Khoemacau”) during the three months ended March 31, 2021, and the project reached approximately 92% of construction completion as of March 31, 2021. According to KCM, activities are focused on refurbishment and upgrading of the Boseto mill, underground development, completion of accommodation, power and water infrastructure at Zone 5, completion of haul road surfacing between Zone 5 and the Boseto mill, and the tailings storage facility. The Zone 5 area was connected to the national power grid in February 2021 and commissioning of support systems within the Boseto plant was initiated in March 2021. Also, according to KCM, underground development had cumulatively advanced 11,181 meters in the three mines and approximately 190,000 tonnes of ore were stockpiled on surface at the end of March 2021.

The state of emergency declared by the Government of Botswana in March 2020 to help prevent the spread of COVID-19 was extended again on March 30, 2021 for a further six months through September 30, 2021. Mining remains designated as an “essential service” and KCM reports that general development activity at Khoemacau is continuing. Barring any potential further unforeseen impacts caused by COVID-19 considerations, KCM expects to continue commissioning activities through the second quarter of calendar 2021 with first shipment of concentrate to occur in the third quarter of calendar 2021 and a ramp-up to nameplate production capacity by the beginning of calendar 2022.

On January 6, 2021, Royal Gold made the sixth advance payment of $32.6 million toward the silver stream. With this payment, Royal Gold has completed the total $212 million advance payment required to earn the base silver stream of 80% of payable silver. On April 7, 2021, we made a seventh advance payment of $10.6 million toward the option silver stream, which increased our right to purchase 84% of the payable silver from Khoemacau until the delivery of approximately 33.6 million silver ounces and 42% thereafter. Additionally, on April 7, 2021, KCM drew $18.0 million on a $25.0 million subordinated debt facility provided by Royal Gold. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11% and requires mandatory repayment upon certain events.

Royal Gold has remaining committed funding of $49.4 million to KCM in the form of $42.4 million of additional advance payments and $7.0 million of debt, both of which may be drawn at the election of KCM prior to completion of construction.  KCM has advised that subject to maintaining the schedule mentioned above for commissioning, first concentrate and operational ramp-up, no further material funding will be required from Royal Gold.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 12,200 ounces for the three months ended March 31, 2021, compared to approximately 12,100 ounces for the three months ended March 31, 2020.

Copper stream deliveries from Mount Milligan were approximately 3.4 million pounds during each of the three months ended March 31, 2021, and 2020.

In calendar 2021, Centerra Gold Inc. (“Centerra”) expects total gold production to be in the range of 180,000 to 200,000 ounces and copper production of between 70 to 80 million pounds, compared to actual gold and copper production of 161,900 ounces and 83 million pounds, respectively, in calendar 2020. Gold and copper production is expected to be slightly back-end weighted in calendar 2021 with 45% or more of the total annual metal production to occur in the first half of the year and up to 55% in the second half of the year.

Centerra expects to continue to work on continuous improvement projects in calendar 2021, including secondary crusher improvements and the installation of staged flotation reactors, which is expected to improve metal recoveries in future years. Centerra also expects to have adequate water inventory levels for targeted throughput and is working with government regulators, its First Nations partners, and other stakeholders to maintain access to its existing water resources and secure a stable long-term water solution.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 11,100 ounces for the three months ended March 31, 2021, compared to approximately 10,200 ounces for the three months ended March 31, 2020.

Silver stream deliveries were approximately 247,500 ounces for the three months ended March 31, 2021, compared to approximately 394,700 ounces for the three months ended March 31, 2020. Decreased deliveries were the result of temporary operational issues with the silver circuit that caused silver recoveries to fall below the fixed 70% recovery rate specified in the stream agreement. The stream agreement includes a deferral mechanism for ounces that cannot be delivered at this fixed recovery rate, with the economic impact of any shortfall in deliveries to be made up in future periods. Deferred deliveries of approximately 362,000 ounces of silver are expected to be made incrementally as Barrick expects the operational issues with the silver circuit to be resolved.

Barrick reported continued progress at Pueblo Viejo during the March 2021 quarter to expand the process plant and tailings storage facilities. Barrick estimates that the expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert over 9 million ounces of mineralized material to reserves (on a 100% basis). Barrick expects completion of the process plant expansion by the end of calendar 2022.

In calendar 2021, gold production from Barrick’s 60% interest in Pueblo Viejo is expected to be between 470,000 and 510,000 ounces, compared to actual gold production of 542,000 ounces in calendar 2020.

Wassa

Gold stream deliveries from Wassa were approximately 4,400 ounces for the three months ended March 31, 2021, compared to approximately 3,800 ounces for the three months ended March 31, 2020.

In calendar 2021, Golden Star expects Wassa to produce between 165,000 and 175,000 ounces, in line with the calendar 2020 actual production performance, which benefited from an increase in the underground mining rates and the processing of low-grade stockpiles. The contribution from low-grade stockpiles is expected to continue throughout calendar 2021, subject to gold prices sustaining near current levels. Golden Star expects mining rates for calendar 2021 to be in excess of 4,500 tonnes per day, in line with the 4,469 tonnes per day achieved in calendar 2020.

Golden Star released an updated mineral reserve on March 1, 2021. The mineral reserve plan outlines a six-year mine life with annual production averaging 177,000 ounces of gold. In addition, Golden Star issued a Preliminary Economic Assessment (“PEA”) on the Southern Extension of the Wassa orebody. The PEA supports an 11-year mine life with average annual gold production of 294,000 ounces for total gold production of 3.5 million ounces. Golden Star is targeting early calendar 2023 for the completion of a final feasibility study on the Southern Extension.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was approximately 51,900 ounces of gold for the three months ended March 31, 2021, compared to approximately 57,700 ounces of gold for the three months ended March 31, 2020.

Nevada Gold Mines LLC expects total gold production from the regions subject to our interests at Cortez to be approximately 350,000 to 375,000 ounces in calendar 2021, compared to actual calendar 2020 gold production of 206,000, and average approximately 415,000 ounces per year from calendar 2022 through calendar 2026. The Crossroads deposit is expected to provide the majority of the royalty ounces during this period.

Peñasquito

Production attributable to our royalty interest at Peñasquito for the three months ended March 31, 2021, increased by approximately 86% for gold, and decreased approximately 6% for silver, 17% for lead and 4% for zinc compared to the prior year quarter. The increase in gold production was a result of higher ore grade milled and higher mill throughput, while the decrease in silver, lead and zinc was a result of lower ore grade milled, partially offset by higher mill throughput.

On December 8, 2020, Newmont Corporation provided full calendar 2021 production guidance for Peñasquito of 660,000 ounces of gold, 30 million ounces of silver, 475 million pounds of zinc and 190 million pounds of lead, compared to calendar 2020 actual production of 526,000 ounces of gold, 28 million ounces of silver, 318 million pounds of zinc and 179 million pounds of lead.

Results of Operations

Quarter Ended March 31, 2021, Compared to Quarter Ended March 31, 2020

For the quarter ended March 31, 2021, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $54.0 million, or $0.82 per basic and diluted share, as compared to net income of $38.6 million, or $0.59 per basic and diluted share, for the quarter ended March 31, 2020. The increase in net income was primarily attributable to an increase in revenue and a decrease in depreciation, depletion and amortization expense, each discussed below.

For the quarter ended March 31, 2021, we recognized total revenue of $142.6 million, comprised of stream revenue of $95.3 million and royalty revenue of $47.3 million at an average gold price of $1,794 per ounce, an average silver price of $26.26 per ounce and an average copper price of $3.86 per pound. This is compared to total revenue of $136.4 million for the three months ended March 31, 2020, comprised of stream revenue of $97.4 million and royalty revenue of $39.0 million, at an average gold price of $1,583 per ounce, an average silver price of $16.90 per ounce and an average copper price of $2.56 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Quarter Ended March 31, 2021 and 2020

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2021			March 31, 2020
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$33,803			$32,298
	Gold		9,200	oz.		14,000	oz.
	Copper		4.4	Mlbs.		4.3	Mlbs.
Pueblo Viejo		$30,173			$28,302
	Gold		10,500	oz.		13,200	oz.
	Silver		418,200	oz.		417,800	oz.
Andacollo	Gold	$13,022	7,100	oz.	$22,055	13,900	oz.
Wassa	Gold	$8,774	4,800	oz.	$8,647	5,600	oz.
Other(3)		$9,574			$6,158
	Gold		4,300	oz.		3,400	oz.
	Silver		66,200	oz.		47,900	oz.
Total stream revenue		$95,346			$97,459

Royalty(2):
Peñasquito		$13,128			$7,425
	Gold		180,400	oz.		97,200	oz.
	Silver		8.1	Moz.		8.7	Moz.
	Lead		50.1	Mlbs.		60.5	Mlbs.
	Zinc		119.3	Mlbs.		124.5	Mlbs.
Cortez	Gold	$8,609	51,900	oz.	$6,400	57,700	oz.
Other(3)	Various	$25,506	N/A		$25,152	N/A
Total royalty revenue		$47,243			$38,977
Total Revenue		$142,589			$136,437
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended March 31, 2021, and 2020, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended March 31, 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period and an increase in gold production at Peñasquito, offset by a decrease in revenue from Andacollo due to lower gold sales. Gold and silver ounces and copper pounds purchased and sold during the three months ended

March 31, 2021 and 2020, and gold and silver ounces and copper pounds in inventory as of March 31, 2021, and June 30, 2020, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	12,200	9,200	12,100	14,000	6,800	3,300
Pueblo Viejo	11,100	10,500	10,200	13,200	11,100	11,100
Andacollo	10,700	7,100	9,400	13,900	6,500	100
Wassa	4,400	4,800	3,800	5,600	2,700	2,900
Other	4,600	4,300	4,500	3,400	1,500	1,500
Total	43,000	35,900	40,000	50,100	28,600	18,900

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	247,500	418,200	394,700	417,800	247,500	451,200
Other	72,200	66,200	40,800	47,900	72,300	23,400
Total	319,700	484,400	435,500	465,700	319,800	474,600

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.4	4.4	3.4	4.3	—	0.8

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $21.5 million for the three months ended March 31, 2021, from $22.0 million for the three months ended March 31, 2020. The decrease was primarily due to lower gold sales from Mount Milligan, Pueblo Viejo and Andacollo compared to the prior period. This decrease was partially offset by an increase in gold, silver and copper prices when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs decreased to $6.9 million for the three months ended March 31, 2021, from $9.6 million for the three months ended March 31, 2020. The decrease was primarily due to additional non-cash stock compensation expense of approximately $3.3 million from the accelerated vesting of certain equity awards in connection with the retirement of our former President and Chief Executive Officer and our former Vice President and General Counsel in January 2020.

Exploration costs decreased to zero for the three months ended March 31, 2021, from $0.6 million for the three months ended March 31, 2020. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 2 of our notes to consolidated financial statements.

Depreciation, depletion and amortization decreased to $41.3 million for the three months ended March 31, 2021 from $51.2 million for the three months ended March 31, 2020. The decrease was primarily due to lower gold sales at Mount Milligan, Andacollo and Pueblo Viejo when compared to the prior period. The decrease was also attributable to decreases in our gold and silver depletion rates at Pueblo Viejo and gold depletion rate at Mount Milligan. Our gold and silver depletion rates at Pueblo Viejo decreased in the current period due to an increase in proven and probable reserves as reported by Barrick, while our gold depletion rate at Mount Milligan decreased as a result of improved gold recoveries.

Interest and other expense decreased to $1.8 million for the three months ended March 31, 2021, from $2.1 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower interest expense as a result of lower interest rates on our outstanding debt when compared to the prior period. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

For the three months ended March 31, 2021, we recorded income tax expense totaling $17.7 million, compared with income tax expense of $8.7 million for the three months ended March 31, 2020. The income tax expense resulted in an effective tax rate of 24.6% in the current period, compared with 18.5% for the three months ended March 31, 2020. The three months ended March 31, 2021 included approximately $2.6 million of certain discrete income tax expense items, which were primarily due to a change in the realizability of certain deferred tax assets. The effective tax rate for the three months ended March 31, 2020 included income tax benefits resulting from foreign exchange rate movements compared to the U.S. dollar. Absent these discrete income tax expense items, our effective tax rate would have been approximately 21% during the third quarter.

Nine Months Ended March 31, 2021, Compared to Nine Months Ended March 31, 2020

For the nine months ended March 31, 2021, we recorded net income of $220.9 million, or $3.36 per basic and diluted share, as compared to net income of $150.3 million, or $2.30 per basic share and $2.29 per diluted share, for the nine months ended March 31, 2020. The increase in our earnings per share was primarily attributable to an increase in revenue, a one-time gain attributable to the sale of our Peak Gold JV interest during the September 2020 quarter and various discrete income tax benefits recognized during the September 2020 quarter. Each item contributing to the increase in our earnings per share during the period is discussed below. These increases were partially offset by an increase in our cost of sales and an increase in depreciation, depletion and amortization expense, each discussed below.

For nine months ended March 31, 2021, we recognized total revenue of $447.8 million, comprised of stream revenue of $309.5 million and royalty revenue of $138.3 million at an average gold price of $1,859 per ounce, an average silver price of $24.96 per ounce and an average copper price of $3.35 per pound. This is compared to total revenue of $378.9 million for the nine months ended March 31, 2020, comprised of stream revenue of $274.1 million and royalty revenue of $104.8 million, at an average gold price of $1,512 per ounce, an average silver price of $17.07 per ounce and an average copper price of $2.62 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

Nine Months Ended March 31, 2021 and 2020

(Amounts in thousands, except reported production ozs. and lbs.)

		Nine Months Ended			Nine Months Ended
		March 31, 2021			March 31, 2020
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$113,135			$93,423
	Gold		38,000	oz.		43,500	oz.
	Copper		12.5	Mlbs.		10.9	Mlbs.
Pueblo Viejo		$88,998			$73,534
	Gold		31,000	oz.		33,100	oz.
	Silver		1.3	Moz.		1.4	Moz.
Andacollo	Gold	$54,297	28,700	oz.	$63,324	41,800	oz.
Wassa	Gold	$24,644	13,300	oz.	$18,760	12,500	oz.
Other(3)		$28,494			$25,024
	Gold		13,300	oz.		15,400	oz.
	Silver		141,300	oz.		133,500	oz.
Total stream revenue		$309,568			$274,065

Royalty(2):
Peñasquito		$36,289			$19,422
	Gold		521,700	oz.		228,500	oz.
	Silver		23.2	Moz.		22.6	Moz.
	Lead		143.8	Mlbs.		151.7	Mlbs.
	Zinc		311.1	Mlbs.		303.6	Mlbs.
Cortez	Gold	$22,421	147,200	oz.	$14,109	120,800	oz.
Other(3)	Various	$79,551	N/A		$71,257	N/A
Total royalty revenue		$138,261			$104,788
Total revenue		$447,829			$378,853

(1)Reported production relates to the amount of metal sales subject to our stream and royalty interests for the nine months ended March 31, 2021, and 2020, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)

Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the nine months ended March 31, 2021 and 2020, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the nine months ended March 31, 2021 resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period and an increase in production within the royalty segment.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended March 31, 2021 and 2020, and gold and silver ounces and copper pounds in inventory as of March 31, 2021 and June 30, 2020 for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	41,500	38,000	44,900	43,500	6,800	3,300
Andacollo	35,100	28,800	37,700	41,800	6,500	100
Pueblo Viejo	31,000	31,000	33,900	33,100	11,100	11,100
Wassa	13,100	13,300	11,600	12,500	2,700	2,900
Other	13,400	13,300	15,900	15,400	1,500	1,500
Total	134,100	124,400	144,000	146,300	28,600	18,900

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,074,200	1,278,000	1,274,900	1,355,800	247,500	451,200
Other	190,300	141,300	138,300	133,500	72,300	23,400
Total	1,264,500	1,419,300	1,413,200	1,489,300	319,800	474,600

	Nine Months Ended		Nine Months Ended		As of	As of
	March 31, 2021		March 31, 2020		March 31, 2021	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	11.8	12.5	10.2	11.0	—	0.8

Cost of sales, which excludes depreciation, depletion and amortization, increased to $68.2 million for the nine months ended March 31, 2021, from $63.1 million for the nine months ended March 31, 2020. The increase was primarily due to an increase in gold, silver and copper prices and an increase in copper sales at Mount Milligan when compared to the prior period. This increase was partially offset by a decrease in gold sales at Andacollo when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs decreased to $21.2 million for the nine months ended March 31, 2021, from $23.7 million for the nine months ended March 31, 2020. The decrease was primarily due to additional non-cash stock compensation expense of approximately $3.3 million from the accelerated vesting of certain equity awards in connection with the retirement of our former President and Chief Executive Officer and our former Vice President and General Counsel in January 2020.

Exploration costs decreased to $0.6 million for the nine months ended March 31, 2021, from $4.7 million for the three months ended March 31, 2020. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 2 of our notes to consolidated financial statements.

Depreciation, depletion and amortization increased to $135.5 million for the nine months ended March 31, 2021, from $130.0 million for the nine months ended March 31, 2020. The increase was primarily due to higher copper sales at Mount Milligan and an increase in depletion rates at Mount Milligan through the six months ended December 31, 2020, as previously discussed in our Fiscal 2020 10-K. During the three months ended March 31, 2021, the gold depletion rate at Mount Milligan decreased as a result of improved gold recoveries. The increase in depreciation, depletion and amortization was partially offset by a decrease in gold sales at Andacollo when compared to the prior period.

We recognized an increase in fair value changes in equity securities of $4.1 million for the nine months ended March 31, 2021, compared to a decrease in fair value of $5.0 million for the nine months ended March 31, 2020. The increase was primarily due to a $3.6 million mark-to-market increase on the sale of 809,744 Contango common shares as part of the sale of our interest in the Peak Gold JV during the September 2020 quarter. Refer to Note 4 of our notes to consolidated financial statements for further discussion on our marketable equity securities.

Interest and other expense decreased to $5.3 million for the nine months ended March 31, 2021, from $7.1 million for the nine months ended March 31, 2020. The decrease was primarily attributable to lower interest expense as a result of lower interest rates on our outstanding debt when compared to the prior period. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt.

For the nine months ended March 31, 2021, we recorded income tax expense totaling $31.3 million, compared with an income tax benefit of $3.7 million for the nine months ended March 31, 2020. The income tax expense resulted in an effective tax rate of 12.4% in the current period, compared with (2.6%) for the nine months ended March 31, 2020. The nine months ended March 31, 2021 effective tax rate included income tax benefits of $21.8 million resulting primarily from the release of an uncertain tax position due to a settlement agreement with a foreign tax authority and a change to the realizability of certain deferred tax assets. For the nine months ended March 31, 2020, the effective tax rate included an income tax benefit of $32.3 million primarily related to the enactment of the Federal Act on Tax Reform and AHV Financing in Switzerland (Swiss Tax Reform).

Liquidity and Capital Resources

Overview

At March 31, 2021, we had current assets of $446.3 million compared to current liabilities of $62.7 million, which resulted in working capital of $383.6 million and a current ratio of 7 to 1. This compares to current assets of $362.2 million and current liabilities of $43.6 million at June 30, 2020, resulting in working capital of $318.6 million and a current ratio of approximately 8 to 1. The increase in working capital was primarily due to increased revenue and proceeds from the sale of our interests in the Manh Choh Project during the quarter ended September 30, 2020.

During the nine months ended March 31, 2021, liquidity needs were met from $286.3 million in net cash provided by operating activities and our available cash resources. As of March 31, 2021, we had $850 million available and $150 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at March 31, 2021. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2021. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt. On April 1, 2021, we repaid the remaining $150 million outstanding under the credit facility. Upon this repayment, the amount available under our revolving credit facility is $1 billion, with no amounts outstanding.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and capital expenditures for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2020 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $286.3 million for the nine months ended March 31, 2021, compared to $249.2 million for the nine months ended March 31, 2020. The increase was primarily due to an increase in cash proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $54.4 million. The increase was partially offset by an increase in income taxes paid of $24.1 million.

Investing Activities

Net cash used in investing activities totaled $21.6 million for the nine months ended March 31, 2021, compared to net cash used in investing activities of $105.1 million for the nine months ended March 31, 2020. The decrease was primarily due to $49.2 million received for the sale of our Peak Gold JV investment and $12.1 million for the sale of our Contango shares. This decrease was partially offset by advance payments totaling $77.2 million for the Khoemacau silver stream acquisition during the current period, compared to $87.8 million during the prior year period.

Financing Activities

Net cash used in financing activities totaled $213.5 million for the nine months ended March 31, 2021, compared to $169.9 million for the nine months ended March 31, 2020. The increase was primarily due to an increase in repayments on our revolving credit facility. We repaid $155.0 million on our revolving credit facility during the nine months ended March 31, 2021, compared to $115.0 million during the nine months ended March 31, 2020.

Recent Liquidity and Capital Resource Development

Dividend Increase

On November 17, 2020, we announced an increase in our annual dividend for calendar 2021 from $1.12 to $1.20, payable on a quarterly basis of $0.30 per share. The newly declared dividend is 7% higher than the dividend paid during calendar 2020. We have steadily increased our annual dividend for 20 years, or since calendar 2001. We expect to pay our annual dividend using cash on hand.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance, including revenue, expenses, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans and reserves, development, cash flows and capital expenditures; planned and potential acquisitions or dispositions, including funding schedules and conditions; liquidity, financing and shareholder returns; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; potential impairments; or tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19; risks associated with doing business in foreign countries; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described in Item 1A. Risk Factors of our Fiscal 2020 10-K and subsequent Forms 10-Q. Most of these factors are beyond our ability to predict or control.

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

During the nine months ended March 31, 2021, we reported revenue of $447.8 million, with an average gold price for the period of $1,859 per ounce, an average silver price of $24.96 per ounce, and an average copper price of $3.35 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended March 31, 2021:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	73%	$22.5 million
Copper	12%	$3.8 million
Silver	10%	$3.3 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer and Treasurer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Fiscal 2020 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2021	—	—	N/A	N/A
February 2021	—	—	N/A	N/A
March 2021	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1▲

Addendum to the Employment Contract, dated March 4, 2021, between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Form 8-K filed on March 8, 2021, and incorporated herein by reference).

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 6, 2021
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)