Form 10-K
period 2021-06-30
ROYAL GOLD INC
filed 2021-08-12
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

The aggregate market value of Royal Gold common stock held by non-affiliates, based on the closing sale price of the common stock on December 31, 2020, was $7.0 billion.

There were 65,607,112 shares of Royal Gold common stock outstanding as of August 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K is incorporated by reference from portions of Royal Gold’s definitive proxy statement relating to its 2021 annual meeting of stockholders to be filed within 120 days after June 30, 2021.

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

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests. Certain information provided in this report about operating properties in which we hold interests, including information about reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission (the “SEC”). Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness, or fairness of, this third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Unless the context otherwise requires, references to “Royal Gold,” the “Company,” “we,” “us,” and “our” refer to Royal Gold, Inc. and its consolidated subsidiaries

PART I

ITEM 1.  BUSINESS

Overview

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. We do not conduct mining operations on the properties in which we hold stream and royalty interests and are not required to contribute to capital costs, environmental costs, or other operating costs on the properties. Please refer to Item 2, Properties, for a discussion of the developments at our principal properties.

In the ordinary course of business, we engage in a continual review of opportunities to acquire existing stream and royalty interests, to establish new stream and royalty interests on operating mines, to create new stream and royalty interests through the financing of mine development or exploration, or to acquire companies that hold stream and royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, our analysis of technical, financial, legal and other confidential information of particular opportunities, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

As discussed in further detail throughout this report, some key takeaways and developments for our business since the beginning of fiscal year 2021 were as follows:

●	We had record revenue of $615.9 million during fiscal year 2021, compared to $498.8 million during fiscal year 2020. This was a 23% increase year over year.

●	We increased our calendar year dividend to $1.20 per basic share, which is paid in quarterly installments throughout calendar year 2021. This represents a 7% increase compared with the dividend paid during calendar year 2020.

●	On September 30, 2020, we announced we had entered into an agreement with Kinross Gold Corporation to sell our interest in the Manh Choh Project (formerly known as the Peak Gold Project) and our common share position in Contango Ore, Inc., our partner in Peak Gold, LLC, the owner of the Manh Choh Project. Consideration received for the sale of these interests included cash of $61.3 million and certain net smelter return royalties.

●	On October 1, 2020, we announced the separation of the Wassa and Prestea and Bogoso gold stream agreement into separate stream agreements effective September 30, 2020. For more information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	On January 6, 2021, we made the sixth advance payment of $32.6 million toward the Khoemacau Project silver stream. With this payment, we have completed the total $212 million advance payment required to earn the base silver stream of 80% of payable silver from Khoemacau until the delivery of 32.0 million ounces, and 40% thereafter. A seventh advance payment of $10.6 million was made toward the option silver stream on April 7, 2021, and as of that date, we hold the right to purchase 84% of the payable silver from Khoemacau until the delivery of approximately 33.6 million ounces of silver, and 42% thereafter.

●	On June 7, 2021, we acquired a 1.0% net smelter return royalty on production from mining claims that comprise a portion of the Côté Gold open pit project located in Ontario, Canada from a third-party for $75 million in cash consideration.

●	On June 30, 2021, we announced we had entered into a precious metals purchase agreement with Ero Gold Corp, a wholly-owned subsidiary of Ero Copper Corp. (together “Ero”), to acquire a gold stream interest in their NX Gold mine in Brazil for $100 million in cash consideration, with further payments of up to $10 million in cash depending on defined success-based targets. This transaction closed on August 6, 2021.

●	On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31 effective as of December 31, 2021. As a result, we expect to file a Transitional Report on Form 10-KT in early 2022 for the six-month stub period from July 1, 2021, to December 31, 2021.

●	On August 11, 2021, we acquired a 1.0% net smelter return royalty covering approximately 5,100 hectares which include the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG. The Red Chris Mine is an operating open pit mine producing gold, copper and silver, and is located on the northern edge of the Skeena Mountains.
●	Throughout fiscal year 2021, several of our operating counterparties instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition were not materially impacted by these measures. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, including the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

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

Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Our Operational Information

We manage our business under two segments:

●	Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2021, we owned eight stream interests, which are on six producing properties and two development stage properties. Our stream interests accounted for approximately 69% and 72% of our total revenue for each of the fiscal years ended June 30, 2021, and 2020, respectively. We expect stream interests to represent a significant portion of our total revenue.
●	Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2021, we owned royalty interests on 35 producing properties, 15 development stage properties and 129 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalties accounted for approximately 31% and 28% of our total revenue for each of the fiscal years ended June 30, 2021, and 2020, respectively.

Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of June 30, 2021			As of June 30, 2020
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$624,212	$252,547	$876,759	$702,732	$189,855	$892,587
Dominican Republic	366,698	—	366,698	406,469	—	406,469
Chile	256,604	224,116	480,720	277,661	223,922	501,583
Africa	291,112	321	291,433	215,463	321	215,784
Mexico	—	66,867	66,867	—	75,951	75,951
United States	—	112,817	112,817	—	159,445	159,445
Australia	—	28,117	28,117	—	30,006	30,006
Rest of world	12,038	26,709	38,747	12,038	25,050	37,088
Total	$1,550,664	$711,494	$2,262,158	$1,614,363	$704,550	$2,318,913

Our reportable segments for purposes of assessing performance for our fiscal years ended June 30, 2021, and 2020 are shown below (amounts are in thousands):

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$190,537	$40,121	$—	$78,520	$71,896
Dominican Republic	115,583	33,453	—	39,771	42,359
Chile	82,164	12,048	—	21,057	49,059
Africa	35,705	7,276	—	11,246	17,183
Total stream interests	423,989	92,898	—	150,594	180,497

Royalty interests
United States	$68,611	$—	$3,482	$5,938	$59,191
Mexico	58,212	—	—	9,084	49,128
Canada	31,671	—	3,261	12,341	16,069
Australia	21,466	—	—	1,889	19,577
Africa	2,801	—	—	—	2,801
Rest of world	9,106	—	—	3,367	5,739
Total royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$158,736	$39,257	$—	$65,017	$54,462
Dominican Republic	96,978	27,882	—	45,115	23,981
Chile	74,219	10,878	—	23,846	39,495
Africa	29,935	5,873	—	10,700	13,362
Total stream interests	359,868	83,890	—	144,678	131,300

Royalty interests
United States	$48,692	$—	$2,451	$4,954	$41,287
Canada	30,524	—	1,373	10,397	18,754
Mexico	32,731	—	—	7,797	24,934
Australia	15,252	—	—	1,939	13,313
Africa	2,575	—	—	—	2,575
Rest of world	9,177	—	—	5,282	3,895
Total royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

(1)	Excludes depreciation, depletion and amortization.
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
(3)	Refer to Note 15 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income before income taxes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our producing-stage stream and royalty interests. During the fiscal year ended June 30, 2021, we derived approximately 84% of our revenue from precious metals (including 74% from gold and 10% from silver), 12% from copper, and 4% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

Competition

The mining industry in general, and stream and royalty segments in particular, are very competitive. We compete with other stream and royalty companies, mine operators, and financial buyers in efforts to acquire existing stream and royalty interests. We also compete with the lenders, investors, and streaming and royalty companies providing financing to operators of mineral properties in our efforts to create new stream and royalty interests. Our competitors may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

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

Human Capital Resources

Employees

We currently have 28 employees, 19 of whom work out of our headquarters in Denver, Colorado. The remainder work out of our offices in Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement.

Strategy

The continued growth and success of our business depends on our people, and our people are our most important resource. Management is responsible for ensuring that our policies and practices support our desired corporate culture and employee development. Our human capital management strategy is built on attracting the best talent and developing and retaining talent.

Diversity and Inclusion

We believe that diversity can enhance creativity, productivity, and organizational strength. We strive to maintain an environment where the perspectives and experiences of all personnel are respected and valued. We seek to identify potential future candidates for employment and membership on our Board using a wide range of criteria that, depending on the position, may include diversity, experience in the mining industry, integrity, perspective, broad business judgment and leadership skills, personal qualities and reputation in the business community, and relevant technical, management, political, legal, governance, finance and other experience.

We are committed to an inclusive work environment where individuals are treated with fairness and respect and are given equal opportunity to develop and advance without regard age, race, sex, gender identity or characteristics, color, religion, national origin, disability, sexual orientation, marital status, military status, pregnancy, genetic information, or any other status protected by state or local law.

We are committed to providing equal opportunities for promotion, compensation, training and development to all qualified individuals. We maintain a Diversity Policy that outlines our values, commitment to a diverse Board, management team and workforce, and procedures for carrying out the policy.

Safety

We are committed to the wellbeing of all our employees. We promote a safe and healthy workplace and require strict adherence to legal and ethical standards in our business practices. For each of the past five years, we have recorded a total recordable injury frequency rate of zero for our employees. We maintain a People Policy that outlines our approach to maintaining safe work conditions for our employees.

Human Rights

We are committed to respecting human rights in the jurisdictions where we operate and affirm our commitment to comply with all applicable laws concerning human rights through our Human Rights Policy.

Compensation and Benefits

We offer competitive compensation and benefits to attract and retain top talent. We provide competitive medical and other insurance coverage for employees and eligible dependents and provide for sick leave in the case of illness or absence due to the sickness of the employee or an immediate family member.

Development

We support the continued professional development of our employees by underwriting or subsidizing education and professional development programs for our employees.

Host Community Commitment

We actively seek opportunities to advance sustainability initiatives with the goal of supporting communities that host the operations in which we hold stream and royalty interests during and following our operators’ mining operations. Many of our operators also actively and positively impact the communities where they mine. We encourage their efforts and often make our own financial contributions in support of their programs.

Local Community Support

We also believe in giving back at home, supporting the communities where we live and work. Our annual charitable giving is administered by a committee of employees that selects donation targets and recipients in our local communities. We are proud to partner with leading charities in Denver, Luzern, Toronto, and Vancouver that are actively responding to community needs with respect to medical supplies, homelessness, food security, elder care, and education.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in this section. Our future performance is subject to risks and uncertainties that could have a material adverse effect on our business, results of operations, and financial condition and the trading price of our common stock. We may be subject to other risks and uncertainties not presently known to us. In addition, please see our note about forward-looking statements included in the MD&A.

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

Our revenue is directly tied to metal prices and is particularly sensitive to changes in the price of gold, as we derive a majority of our revenue from gold stream and royalty interests. Under our stream agreements, we purchase metal at a fixed price or a stated percentage of the market price and then sell the metal in the open market. If market prices decline, our revenue and cash flow from metal sales decline. A price decline can also impact our revenue under certain sliding-scale royalty agreements as we may receive a lower royalty rate when prices fall below specified thresholds. In addition, some of our royalty agreements are based on the operator’s concentrate sales to smelters and allow for price adjustments between the operator and the smelter based on metals prices on a future date, typically three to five months after shipment of concentrate. These price adjustments can decrease our revenue in future periods if metal prices decline following shipment.

Price declines could cause an operator to reduce, suspend, or terminate production or development at a project, which would impact our future revenue from the project. These production or development decisions could prevent us from recovering our initial investment in the project or result in an impairment to the value of our initial investment.

We own nonoperating interests in mining properties and cannot ensure properties are developed or operated in our best interests.

Our revenue is derived entirely from stream and royalty interests in properties owned and operated by third parties. In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations. The interests of the operators and those of Royal Gold on the relevant properties are not always aligned, which can result in lower or delayed payments to us compared to what we anticipated.

The continuing COVID-19 pandemic significantly impacted the global economy, global markets, and operations at some properties in which we have stream or royalty interests over the past year and a half and may continue to do so; this could adversely affect our business, results of operations, and the trading price of our stock.

The world continues to experience a deadly outbreak of the coronavirus disease 2019, or COVID-19. The global economy, metal prices, and financial markets experienced significant volatility and uncertainty over the past year and a half due to COVID-19, including due to the recent emergence of variant strains of the virus. Continuing travel restrictions due to COVID-19 could limit or delay acquisition opportunities or other business activities. In addition, economic volatility, labor shortages, disruptions in the financial markets, or severe price declines for gold or other metals could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms.

Although conditions have improved in the U.S., Canada, and Switzerland where we have employees, other parts of the world, including areas where we have stream and royalty interests, continue to be impacted by the pandemic. At varying locations and times, public health and government authorities have recommended and mandated precautions to mitigate the spread of COVID-19, including in some cases quarantines, shelter-in-place orders, and restrictions on mining-related activities. Throughout fiscal year 2021, several of our operating counterparties instituted temporary operational curtailments due to the pandemic, including the operators of Mount Milligan, Pueblo Viejo and Peñasquito. There may be additional curtailments. In addition, the pandemic and resulting economic and societal impacts have at times made it difficult for operators to forecast expected production amounts. The effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our business, results of operations, financial condition or the trading price of our stock.

We often have limited access to data about operating properties, which may make it difficult for us to project or assess the performance of our stream and royalty interests or to confirm mineral reserves.

We often do not have the contractual right to receive production, operating, and other data, nor do we have the right to access the property or obtain drilling and metallurgical data that would allow us to confirm reserves applicable to the properties in which we hold stream and royalty interests. As a result, it may be difficult for us to project or assess the performance of a stream or royalty interest and leaves us unable to conduct our own reserve or resource analysis.

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

Our future success depends on our ability to acquire additional stream or royalty interests at appropriate valuations.

Our future success depends largely on our ability to acquire additional stream and royalty interests at appropriate valuations. We may not be able to identify and complete acquisitions of additional interests at appropriate prices or terms. We may not have sufficient liquidity or may not be able to obtain debt or equity financing to fund acquisitions due to economic volatility, credit crises, declines in metal prices, or other reasons. Certain of our competitors are larger and have greater financial resources than we do, and we may not be able to compete effectively against them. In addition, there has been significant growth in the number of stream and royalty companies over the last several years and some of these companies have different investment criteria, which has made the industry more competitive at times. Changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make streams or royalties less attractive to counterparties.

For some operating properties, we may not realize all of the expected benefits of our investments if operators are unable to replace current mineral reserves as they are depleted, which could impact our future results of operations.

For some operating properties, our return on investment depends in part on the operators’ ability to replace mineral reserves as they are consumed in the ordinary course of mining. If current mineral reserves are not replaced as they are mined by the operators of these properties, whether through expansion of known deposits, discovery of new mineralized material through exploration, conversion of mineralized material to mineral reserves, or otherwise, our expected investment returns or future results of operations could be adversely affected.

A significant portion of our revenue comes from a small number of operating properties, which means that adverse developments at these properties could have a more significant or lasting impact on our results of operations than if our revenue was less concentrated.

Approximately 77% of our revenue for fiscal year 2021 came from six properties: Mount Milligan, Andacollo, Pueblo Viejo, Wassa, Peñasquito, and Cortez. We expect these properties to continue to represent a significant portion of revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these properties could have a more significant or longer-term impact on our results of operations than if our revenue was less concentrated.

A significant disruption to our information technology systems could adversely affect our business and operating results.

We rely on a variety of information technology and automated operating systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational and investment management, and email. These systems contain our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require modifications or upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems, and those of third-party providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks. Any security breach could compromise our networks, and the information stored on them could be improperly accessed, disclosed, lost, or stolen. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we may be unable to anticipate these techniques and the steps that we have taken to secure our systems and electronic information may not be adequate to prevent a disruption or attack. Any unauthorized activities could disrupt our operations, damage our reputation, or result in legal claims or proceedings, any of which could adversely affect our business, reputation, or operating results.

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

Risks Relating to our Stream and Royalty Interests

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

We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following:

●	insufficient ore reserves
●	increased capital or operating costs
●	declines in the price of gold, silver, copper, nickel, or other metals
●	construction or development delays
●	operational disruptions, including those caused by pandemics or other global or local health crises
●	inability to obtain or maintain necessary permits
●	inability to replace or increase reserves as properties are mined
●	inability to maintain, or challenges to, exploration or mining rights
●	changes in mining taxes and royalties payable to governments
●	significant changes to environmental, permitting, or other regulatory requirements
●	challenges to operations, permits, or mining rights by local communities, indigenous populations, non-government organizations, or others
●	litigation between operators and third parties relating to the properties
●	community or civil unrest, including protests and blockades
●	labor shortages, increased labor costs, labor disputes, strikes, or work stoppages
●	unavailability of mining, drilling, or other equipment
●	unanticipated geological conditions or metallurgical characteristics
●	unanticipated ground or water conditions, including lack of access to sufficient water
●	inadequate supplies of power or other raw materials
●	pit wall or tailings dam failures or underground stability issues
●	fires, explosions, or other industrial accidents
●	injuries to humans, property, or the environment

●	natural catastrophes and environmental hazards such as earthquakes, droughts, floods, forest fires, hurricanes, weather, or climate events
●	physical effects of climate change and regulatory changes designed to reduce the effects of climate change
●	uncertain political and economic environments
●	economic downturns
●	insufficient financing or inability to obtain financing
●	default by an operator on its obligations to us or its other creditors
●	insolvency, bankruptcy, or other financial difficulty of the operator
●	changes in laws or regulations or the enforcement of laws or regulations

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

Approximately 89% of our revenue comes from properties outside of the United States, and many of our operators are organized outside of the United States. Our principal producing stream and royalty interests on properties outside of the United States are located in Canada, Chile, the Dominican Republic, Ghana and Mexico. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations. Our and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:

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

We and our operating properties may be subject to environmental risks, including risks associated with climate change, which could have a material adverse effect on our financial condition or the value of our interests or of our common stock.

Mining operations are subject to extensive laws and regulations governing land use and the protection of the environment. In addition, many countries have implemented laws and regulations designed to address the effects of climate change, including rules to reduce industrial emissions and increase energy efficiency. These laws and regulations are constantly evolving in a manner generally expected to result in stricter standards, more liability, and increased costs. Compliance with these laws and regulations can impose substantial costs and burdens on operators of properties subject to our interests. In addition, an operator’s failure to comply with these laws and regulations could result in injunctive action, orders to suspend or cease operations, damages, or civil or criminal penalties on the operator. If any of these events were to occur, our revenue or the value of our interests could be adversely affected.

Climate change may also pose physical risks to the properties in which we hold an interest. This could include adverse effects on operations as a result of increasing occurrences of extreme weather events, water shortages, changes in rainfall and storm patterns, changes in sea levels, and other negative weather and climate patterns. For example, the Mount Milligan mine has experienced a reduction in production due to water shortages in recent years.

In addition, public-company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that impacts any of the operators of the properties in which we hold interests could have a negative impact on our business. As a holder of stream and royalty interests, we generally will not have any influence on litigation such as this and generally will not have access to non-public information concerning such litigation.

Challenges relating to climate change could have an impact on the ability of these operators to access the capital markets and such limitations could have a corresponding negative effect on their business and operations. Although we do not conduct mining operations on the properties in which we hold stream and royalty interests and are not required to contribute to environmental or other operating costs on the properties, our stockholders may nonetheless demand that we bear some responsibility for managing these environmental risks. If this were to occur, the value of our interests or your shares of common stock could be adversely affected.

Further, due to expansive environmental laws, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in lease and underlying unpatented mining claims. These liabilities could have a material adverse effect on our results of operations or financial condition.

Financial Risks

Future indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of June 30, 2021, we had $1 billion available and no amount outstanding under our revolving credit facility. We may incur additional indebtedness in the future. Future indebtedness could have important consequences, including the following:

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

Our credit facility contains financial and other restrictive covenants. For example, the agreement includes financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio (as these terms are defined under the agreement). These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. Our credit facility expires in July 2026. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.

The proposed phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our results of operations or financial condition.

In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to phase out LIBOR by the end of calendar year 2021. The Federal Reserve Board has convened a group of private-market participants to identify a proposed alternative rate and address the transition from LIBOR to an alternative rate. In 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates. Borrowings under our revolving credit facility bear interest at LIBOR plus an applicable margin. Under the agreement governing the facility, we have established provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate under the facility. There is currently no definitive information regarding the future use of LIBOR or a replacement rate. We are unable to predict whether and to what extent a LIBOR change would impact our future results of operations and financial condition.

Legal Risks

Unknown defects in our stream or royalty interests or the bankruptcy or insolvency of an operator could have a material adverse effect on the value of our investments.

Despite our due diligence practices, it is possible that unknown defects or problems will exist relating to the existence, validity, enforceability, terms, or geographic extent of our stream and royalty interests. Similarly, stream interests and, in many jurisdictions, royalty interests are or can be contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. If our stream or royalty interests were set aside through judicial or administrative proceedings, the value of our investments could be adversely affected.

Some of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenue generated from those interests.

Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery, or payment milestones are achieved. For example, our stream interests at Pueblo Viejo, Andacollo, Wassa, and Khoemacau and certain of our royalty interests at other properties contain these types of limitations. As a result, past production and revenue relating to these interests may not be indicative of future results. In addition, some of our stream and royalty interests do not cover all of the reserves at certain properties, which could mean that overall performance reported by the operators may not correlate to the performance of our interests in the properties.

Operators may fail to comply with their contractual arrangements with us or may interpret their obligations in a manner adverse to us, which could decrease our revenue or increase our costs.

At times, operators may be unable or unwilling to fulfill their contractual obligations to us. In addition, we often rely on the operators for the calculation of our stream deliveries or royalty payments and there is a risk of delay, error, and additional expense in receiving deliveries or payments. Payments may be delayed by restrictions imposed by lenders, delays in the sale or delivery of products, or the ability or willingness of smelters and refiners to process mine products. Our rights to payment under our royalty and stream agreements must, in most cases, be enforced by contract. When we enter into new stream or royalty agreements, we attempt to secure contractual rights that allow us to monitor operators’ compliance with their obligations to us, such as audit or access rights. However, these rights may not be sufficient to ensure compliance. In addition, our stream and royalty agreements are often complex and may be subject to interpretation or uncertainties. Operators and other counterparties may interpret our interests in a manner adverse to us. For these or other reasons, we could be forced to expend resources or take legal action to enforce our contractual rights. We may not be successful in enforcing our contractual rights. As a result, our revenue relating to the disputed interests could be adversely affected. We may also need to expend significant monetary and human resources to defend our position, which could adversely affect our results of operations. In addition, we may be required to make retroactive revenue adjustments in future periods relating to past period revenue as a result of information that we learn through audit or access rights.

Changes to U.S. and foreign tax laws could adversely affect our results of operations.

We are subject to tax in the U.S. and other foreign jurisdictions. Current economic and political conditions make tax laws and their interpretation subject to a significant change in any jurisdiction. We cannot predict the timing or significance of future tax law changes in the U.S. or other countries in which we do business. If material tax law changes are enacted, our future effective tax rate, results of operations, and cash flows could be adversely impacted.

Anti-corruption laws and regulations could subject us to liability and require us to incur costs.

We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other laws that prohibit improper payments or offers of payments to third parties, including foreign governments and their officials, for the purpose of obtaining or retaining business. In some cases, we invest in mining operations in jurisdictions that have experienced corruption in the past. Our international investment activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees or agents in violation of our policies. In addition, the operators of the properties in which we own stream and royalty interests may fail to comply with anti-corruption laws and regulations. Although we do not operate these properties, enforcement authorities could deem us to have some culpability for the operators’ actions. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties to us and could have an adverse effect on our reputation.

We expect that our disclosures relating to operating properties will change as a result of new SEC disclosure rules, and we continue to face uncertainty around how some of these rules apply to a stream and royalty company.

In 2018, the SEC adopted amendments to its disclosure requirements for mining companies, including stream and royalty companies. We are required to comply with the new rules for our fiscal year beginning on July 1, 2021. We expect that our disclosures about operating properties will change under the new rules, and, in some cases, we may be required to disclose in our SEC filings more or less information than we currently disclose about these properties. There continues to be uncertainty about how the rules will apply to a stream and royalty company with significant investments in properties run by international operators that are not required to report under SEC rules.

Risks Related to our Common Stock

Our stock price may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during fiscal year 2021, the market price of our common stock ranged from a low of $99.32 to a high of $147.64. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or operate the properties on which we hold stream or royalty interests and therefore much of the information disclosed in this Form 10-K regarding these properties is provided to us by the operators. For example, the operators of certain properties provide us information regarding metals production, estimates of mineral reserves and additional mineralized material and production estimates. A list of our producing and development stage streams and royalties, as well their respective reserves, are summarized in Table 1 “Operators’ Estimated Proven and Probable Gold Reserves” below within this Item 2. More information is available to the public regarding certain properties in which we have stream or royalty interests, including reports filed with the SEC or with the Canadian securities regulatory agencies available at www.sec.gov or www.sedar.com, respectively.

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. The description of our principal stream and royalty interests set forth below includes the location, operator, stream or royalty rate, access and any material current developments at the property. For any reported production amounts discussed below, we consider reported production to relate to the amount of metal sales subject to our stream and royalty interests. Please refer to Item 7, MD&A, for discussion on production estimates, historical production and revenue for our principal properties. The map below illustrates the location of our principal producing stage properties.

In 2018, the SEC adopted amendments to the disclosure requirements for mining properties. Effective for fiscal years beginning on or after January 1, 2021, the disclosure requirements under SEC Industry Guide 7 have been replaced with new disclosure requirements under Regulation S-K Subpart 1300. The property and reserve disclosures as of June 30, 2021, contained in this report are presented in accordance with SEC Industry Guide 7. We expect that the property and reserve disclosures as of December 31, 2021, contained in our Transitional Report on Form 10-KT to be filed in early 2022 will be presented in accordance with Regulation S-K Subpart 1300.

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

Principal Producing Properties
Streams:
Andacollo 1
Mount Milligan 2
Pueblo Viejo 3
Wassa 4
Royalties:
Cortez 5
Peñasquito 6
Principal Development Properties
Streams:
Khoemacau 7
1
2
3
4
5
6
7

Stream Interests

Andacollo (Region IV, Chile)

Our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of June 30, 2021, approximately 283,500 ounces of payable gold have been delivered to RGLD Gold.

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

Stream deliveries from Andacollo were approximately 46,400 ounces of gold during the fiscal year ended June 30, 2021, compared to approximately 43,900 ounces of gold during the fiscal year ended June 30, 2020.

Teck expects grades to continue to decline towards reserve grades. The current life of mine for Andacollo is expected to continue until calendar year 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project (Botswana)

RGLD Gold owns the right to receive 84% of the payable silver produced from Khoemacau Project (“Khoemacau”) until the delivery of approximately 33.6 million silver ounces, and 42% thereafter. RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if Khoemacau Copper Mining (Pty.) Limited (“KCM”) achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

Khoemacau is a copper-silver development project located within the North West and Ghanzi Districts of Botswana, and is owned by KCM. The license area is generally south-west of the town of Maun and north-east of the town of Ghanzi. Khoemacau is accessed from the city of Maun, approximately 40 miles southwest of the town of Toteng on a major travel route, the A3 highway, a paved road and then approximately 16 miles on gravel road to reach the Boseto plant site. Khoemacau includes a fully mechanized underground mining operation at the Zone 5 deposit and treatment of sulphide ores at the Boseto concentrator. Ore is transported 20 miles from Zone 5 to the Boseto processing facility via a sealed haul road.

Since underground development of Zone 5 commenced in early calendar year 2020, more than 350,000 tonnes of high-grade sulfide ore has been stockpiled on surface. While the state of emergency declared by the Government of Botswana to help prevent the spread of COVID-19 remains in place until at least September 30, 2021, mining remains designated as an “essential service” and KCM reports that activities at site are continuing. Absent any potential further unforeseen impacts caused by COVID-19 considerations, KCM expects to ramp up through the balance of calendar year 2021 and reach full production in early calendar year 2022. At full production, Khoemacau has the capacity to produce 155,000 to 165,000 tonnes of high-grade copper and silver concentrate a year, containing approximately 60,000 to 65,000 tonnes of payable copper and 1.8 to 2.0 million ounces of payable silver.

As of June 30, 2021, Royal Gold had remaining committed funding of $49.4 million to KCM in the form of $42.4 million of additional advance payments under the stream and $7.0 million remaining on a subordinated debt facility, both of which may be drawn at the election of KCM prior to the earlier of completion of development or 60 days after the start of commercial production. On July 7, 2021, KCM drew the remaining $7.0 million amount on the subordinated debt facility, reducing Royal Gold’s remaining committed funding to $42.4 million of additional advance payments. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11% and requires mandatory repayment upon certain events. KCM has indicated that it does not expect to draw any material amounts from this remaining committed funding.

Mount Milligan (British Columbia, Canada)

RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. As of June 30, 2021, approximately 578,800 ounces of payable gold and 51.6 million pounds of payable copper have been delivered to RGLD Gold.

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

Gold stream deliveries from Mount Milligan were approximately 62,300 ounces during the fiscal year ended June 30, 2021, compared to approximately 59,900 ounces during the fiscal year ended June 30, 2020.

Copper stream deliveries from Mount Milligan were approximately 16.9 million pounds during the fiscal year ended June 30, 2021, compared to approximately 12.7 million pounds during the fiscal year ended June 30, 2020. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods, in addition to higher tonnage and higher copper grades processed, slightly offset by lower copper recovery.

Centerra reported in May that given productivity improvements, cost controls and brownfield exploration success, it was updating the Mount Milligan life of mine plan. On August 10, 2021, Centerra reported that exploration activity is ongoing and results from drilling during the quarter ended June 30, 2021, include significant mineralization at several targets below the ultimate open pit boundary and along the eastern and southeastern margins of the open pit.

With respect to water supply, on August 10, 2021, Centerra reported that Mount Milligan accessed water from surface water sources and groundwater wells near the tailings storage facility in the quarter ended June 30, 2021, and with stored water inventory in excess of eight million cubic meters it estimates that Mount Milligan has sufficient water to enable continuous production for at least twelve months. Centerra also reported that it continues to pursue a longer-term solution to its water requirements at Mount Milligan and is in discussions with regulators, First Nations partners and other stakeholders. Centerra reported that in the first half of calendar year 2021 it obtained an environmental assessment certificate amendment and related permits to access surface water sources for Mount Milligan through November 2023.

On August 10, 2021, Centerra also reported that it is on track to achieve calendar year 2021 production guidance of between 180,000 and 200,000 ounces of gold and between 70 million and 80 million pounds of copper at Mount Milligan.  However, Centerra also reported that forest fires in the Province of British Columbia have the potential to disrupt shipments to and from the mine and the operation itself.

Pueblo Viejo (Sanchez Ramirez, Dominican Republic)

RGLD Gold owns the right to purchase 7.5% of Barrick Gold Corporation’s (“Barrick”) interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of June 30, 2021, approximately 267,200 ounces of payable gold and 9.4 million ounces of payable silver have been delivered to RGLD Gold.

The Pueblo Viejo mine is located in the province of Sanchez Ramirez, Dominican Republic, approximately 60 miles northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont Corporation (“Newmont”) holds a 40% interest. Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 48 miles to Piedra Blanca and proceeding east for approximately 14 miles on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

Gold stream deliveries from Pueblo Viejo were approximately 40,800 ounces of gold during the fiscal year ended June 30, 2021, compared to approximately 45,000 ounces of gold during the fiscal year ended June 30, 2020. The decrease was attributable to lower tonnes processed, lower ore grades and lower recovery in fiscal year 2021.

Silver stream deliveries were approximately 1.5 million ounces of silver during the fiscal year ended June 30, 2021, compared to approximately 1.7 million ounces of silver during the fiscal year ended June 30, 2020. The decrease was attributable to lower silver recoveries resulting from temporary operational issues with the silver circuit that caused recoveries to fall below the fixed 70% recovery rate specified in the stream agreement. The stream agreement includes a deferral mechanism for ounces that cannot be delivered at this fixed recovery rate, with the economic impact of any shortfall in deliveries to be made up in future periods. As of June 30, 2021, approximately 437,000 ounces of silver deliveries have been deferred. Barrick has advised that maintenance work on the silver recovery circuit is complete and silver recovery has steadily improved over the past quarter. Barrick also advised that modifications to further improve silver recovery are underway and are expected to be complete during the current quarter. With the recovery improvements, we expect delivery of the deferred ounces to begin next quarter.

Barrick reported continued progress at Pueblo Viejo during the June 2021 quarter to expand the process plant and tailings storage facilities. Barrick estimates that the expansion project could significantly increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar year 2022 (on a 100% basis), and that the increase in tailings storage capacity has the potential to convert over 9 million ounces of mineralized material to reserves (on a 100% basis). Barrick reported that as of June 30, 2021, the engineering design of the process plant expansion is 87% complete, construction is 10% complete, and completion of the process plant expansion is expected by the end of calendar 2022. Barrick also reported an agreement with key stakeholders to allow independent government-led oversight of the strategic environmental and social impact assessment studies for the new tailings storage facility, which is an important first step in starting fieldwork and advancing the permitting process.

Barrick expects the proportion of lower grade stockpile ore in the feed blend to steadily increase until the mine expansion pits are fully developed as part of the decision on the proposed plant and tailings expansion project.

In calendar year 2021, gold production from Barrick’s 60% interest in Pueblo Viejo is expected to be between 470,000 and 510,000 ounces, compared to actual gold production of 542,000 ounces in calendar year 2020.

Wassa (Western Region, Ghana)

RGLD Gold owns the right to purchase 10.5% of the gold produced from the Wassa mine, operated by Golden Star Resources Ltd. (“Golden Star”), until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5%. As of June 30, 2021, approximately 128,000 ounces of payable gold attributable to the ounce threshold have been delivered to RGLD Gold.

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

Stream deliveries from Wassa were approximately 16,700 ounces of gold during the fiscal year ended June 30, 2021, compared to approximately 16,500 ounces of gold during the fiscal year ended June 30, 2020.

On June 28, 2021, Golden Star announced that production guidance for calendar 2021 would be reduced to between 145,000 and 155,000 ounces of gold from between 165,000 and 175,000 ounces of gold due to a delay in the commissioning of a new paste fill plant and subsequent changes to the mine plan. On July 28, 2021, Golden Star further reported positive results from paste fill test work, that if continued, could see a potential restart of the planned filling schedule in the fourth quarter of 2021 and return to the previously planned production from secondary stopes in calendar year 2022.

Additionally, on June 28, 2021, Golden Star disclosed that COVID-19 has impacted the availability of expatriate operators, contributing to lower than planned development rates. Operational improvements and the recruitment of additional jumbo operators have since resulted in an increase in development rates.

Royalty Interests

Cortez (Nevada, USA)

Cortez is a series of large open-pit and underground mines, utilizing mill and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont with respect to their Nevada operations. The operation is located approximately 60 air miles southwest of Elko, Nevada, in Lander County. The site is reached by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Our royalty interest at Cortez applies to the Pipeline and South Pipeline deposits, part of the Gap pit and the Crossroads deposit.

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

On average, above a gold price of $470 per ounce after the relevant deductions, the combined royalty interests of GSR1, GSR2, GSR3, NVR1 and NVR1C are equivalent to an approximate 8% gross smelter return royalty to Royal Gold.

We also own three other royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Production attributable to our royalty interests at Cortez increased to 237,000 ounces of gold in fiscal year 2021 compared to 173,300 ounces of gold in the prior year. The increase was a result of production ramping up at the Crossroads deposit.

NGM expects total gold production from the regions subject to our interests at Cortez to be approximately 350,000 to 375,000 ounces in calendar year 2021, compared to actual calendar year 2020 gold production of 206,000, and average approximately 415,000 ounces per year from calendar year 2022 through calendar year 2026. The Crossroads deposit is expected to provide the majority of the royalty ounces during this period.

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

For fiscal year 2021, gold production attributable to our royalty interest at Peñasquito increased to 701,500 ounces compared to 312,200 ounces in fiscal year 2020; silver production increased to 30.9 million ounces over the prior fiscal year of 27.8 million ounces; lead increased to 185.6 million pounds over the prior fiscal year of 182.3 million pounds; and zinc increased to 412.7 million pounds over the prior fiscal year of 393.9 million pounds. Fiscal year 2020 production was adversely impacted by multiple blockades and operations being placed on care and maintenance in April 2020 due to a Mexican federal government decree to temporarily suspend all non-essential activities in Mexico as part of a nationwide effort to help slow the spread of COVID-19.

Newmont provided full calendar year 2021 production guidance for Peñasquito of 660,000 ounces of gold, 30 million ounces of silver, 475 million pounds of zinc and 190 million pounds of lead, compared to calendar year 2020 actual production of 526,000 ounces of gold, 28 million ounces of silver, 318 million pounds of zinc and 179 million pounds of lead.

Reserve Information

Table 1 below summarizes proven and probable reserves for gold, silver, copper, nickel, zinc, lead and cobalt that are subject to our stream and royalty interests as of December 31, 2020, as reported to us by the operators of the mines. Properties are currently in production unless noted as development (“DEV”) within the table. The exploration royalties we own do not contain proven and probable reserves as of December 31, 2020. Please refer to pages 23-28 for the footnotes to Table 1.

Operators’ Estimated Proven and Probable Gold Reserves

As of December 31, 2020(1)

Gold(2)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average	Gold
				Tons of	Gold	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Bald Mountain	1.75% - 2.5% NSR(7)	Kinross	United States	18.950	0.023	0.436
Cortez GSR1	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	10.523	0.024	0.256
Cortez GSR2	0.40 - 5.0% GSR(8)	Nevada Gold Mines LLC	United States	70.935	0.046	3.234
Cortez GSR3	0.71% GSR	Nevada Gold Mines LLC	United States	13.676	0.022	0.297
Cortez NVR1	4.91% NVR	Nevada Gold Mines LLC	United States	7.067	0.021	0.147
Cortez NVR1C	4.52% NVR (9)	Nevada Gold Mines LLC	United States	67.782	0.047	3.193
Gold Hill	1.0 - 2.0% NSR(10,11); 0.6 - 0.9% NSR(12)	Kinross	United States	4.897	0.016	0.080
Goldstrike (SJ Claims)	0.9% NSR	Nevada Gold Mines LLC	United States	24.478	0.059	1.433
Hasbrouck Mountain (DEV)	1.5% NSR	West Vault Mining	United States	35.616	0.017	0.588
Leeville	1.8% NSR	Nevada Gold Mines LLC	United States	6.041	0.277	1.675
Marigold	2.0% NSR	SSR Mining	United States	163.192	0.013	2.168
Granite Creek (DEV)	3.0% NSR(13,14); 2.94% NSR(13,15)	I-80 Gold Corp	United States	7.5571	0.064	0.483
Relief Canyon	3.0% NSR(16)	Americas Gold and Silver	United States	18.873	0.022	0.421
Ruby Hill	3.0% NSR	Waterton Precious Metals Fund	United States	1.726	0.014	0.024
Twin Creeks	2.0% GPR	Nevada Gold Mines LLC	United States	1.013	0.057	0.057
Wharf	0.0 - 2.0% GSR(17)	Coeur Mining	United States	26.408	0.025	0.667
Back River - Goose Lake (DEV)	1.95% GSR(18)	Sabina Gold & Silver	Canada	20.603	0.174	3.586
Bateman Gold (DEV)	1.0% NSR	Evolution Mining	Canada	3.927	0.162	0.635
Canadian Malartic	1.0 - 1.5% NSR(19)	Agnico Eagle/Yamana	Canada	32.161	0.027	0.860
Cochenour (DEV)	5.0% NPI	Evolution Mining	Canada	1.585	0.181	0.287
Côté Gold Project (DEV)	1.0% NSR	IAMGOLD	Canada	179.787	0.028	5.099
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	0.009	0.100
LaRonde Zone 5	2.0% NSR	Agnico Eagle	Canada	12.959	0.061	0.788
Mount Milligan	35% of payable gold(20)	Centerra Gold	Canada	188.028	0.011	2.148
Pine Cove	7.5% NPI	Anaconda Mining	Canada	0.295	0.060	0.018
Rainy River	6.5% of gold produced(21)	New Gold	Canada	81.478	0.032	2.598
Williams	0.97% NSR	Barrick	Canada	6.543	0.138	0.900
Dolores	3.25% NSR	Pan American	Mexico	40.675	0.025	1.031
Peñasquito	2.0% NSR	Newmont	Mexico	427.476	0.017	7.100
Andacollo	100% of payable gold(22)	Teck	Chile	332.347	0.003	0.969
La Fortuna (DEV)	1.4% NSR(23)	Newmont	Chile	225.599	0.014	3.078
Don Mario (DEV)	3.0% NSR	Orvana	Bolivia	2.240	0.054	0.121
Pueblo Viejo	7.5% of payable gold(24)	Barrick/Newmont	Dominican Republic	91.492	0.068	6.200
El Limon	3.0% NSR	Calibre	Nicaragua	4.448	0.128	0.568
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.089	0.675
Mara Rosa (DEV)	2.75% NSR	Amarillo Gold	Brazil	26.235	0.034	0.902

Bellevue (DEV)	2.0% NSR	Bellevue Gold	Australia	2.976	0.232	0.690
Gwalia Deeps	1.5% NSR	St. Barbara	Australia	13.205	0.166	2.198
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.008	0.010
King of the Hills	1.5% NSR	Red 5	Australia	71.209	0.033	2.384
Meekatharra	0.45% or 1.5% NSR(25)	Westgold Resources	Australia	5.483	0.079	0.435
South Laverton	1.5% NSR(26)	Northern Star	Australia	33.068	0.057	1.892
Southern Cross	1.5% NSR	Shandong Tianye Group	Australia	10.538	0.096	1.010
Wembley Durack (DEV)	1.0% NSR	Westgold Resources	Australia	0.362	0.055	0.020
Inata	2.5% GSR	Balaji Group	Burkina Faso	6.352	0.054	0.340
Taparko(28)	2.0% GSR	Nord Gold	Burkina Faso	4.812	0.043	0.207
Prestea	5.5% of payable gold (28)	Future Global Resources	Ghana	0.944	0.320	0.302
Wassa	10.5% of payable gold(29)	Golden Star Resources	Ghana	12.688	0.086	1.089

Operators’ Estimated Proven and Probable Silver Reserves

As of December 31, 2020(1)

Silver(30)
				PROVEN +		RESERVES
				PROBABLE		(3)(4)(5)
					Average	Silver
				Tons of	Silver	Contained
				Ore	Grade	Ozs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(opt)	(M)
Gold Hill	1.0 - 2.0% NSR(10,11); 0.6 - 0.9% NSR(12)	Kinross	United States	4.897	0.251	1.230
Hasbrouck Mountain (DEV)	1.5% NSR	West Vault Mining	United States	35.616	0.297	10.569
Relief Canyon	3.0% NSR(16)	Americas Gold and Silver	United States	18.873	0.057	1.085
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper Corp	Canada	11.509	1.008	11.600
Rainy River	60% of silver produced (21)	New Gold	Canada	81.478	0.088	7.152
Dolores	2.0% NSR	Pan American	Mexico	40.675	0.679	27.600
Peñasquito	2.0% NSR	Newmont	Mexico	427.476	0.996	425.750
Don Mario (DEV)	3.0% NSR	Orvana	Bolivia	2.240	1.438	3.221
Pueblo Viejo	75% of payable silver(24)	Barrick/Newmont	Dominican Republic	91.492	0.443	40.500
La India (DEV)	3.0% NSR	Condor Gold	Nicaragua	7.606	0.156	1.185
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	2.268	3.000
Khoemacau (DEV)	84% of payable silver(31)	Cupric Canyon	Botswana	37.434	0.574	21.470

Operators’ Estimated Proven and Probable Base Metal Reserves

As of December 31, 2020(1)

Copper(32)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY/METAL STREAM	OPERATOR	LOCATION	(M)	(%)	(M)
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	2.01%	463.000
Mount Milligan	18.75% of payable copper(20)	Centerra Gold	Canada	188.028	0.22%	837.000
Voisey’s Bay	2.7% NVR	Vale	Canada	31.497	0.86%	543.239
Don Mario (DEV)	3.0% NSR	Orvana	Bolivia	2.240	1.89%	84.723
La Fortuna (DEV)	1.4% NSR(23)	Newmont	Chile	225.599	0.51%	2,304.350
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	0.42%	11.023
Las Cruces	1.5% NSR	First Quantum	Spain	0.154	2.11%	6.512

Lead(33)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Peñasquito	2.0% NSR	Newmont	Mexico	383.825	0.35%	2,955.428

Zinc(34)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
					Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Kutcho Creek (DEV)	2.0% NSR	Kutcho Copper	Canada	11.509	3.19%	734.000
Peñasquito	2.0% NSR - Sulfide	Newmont	Mexico	383.825	0.83%	6,805.293
Jaguar Nickel (DEV)	1.5% NSR	Washington H. Soul Pattinson	Australia	1.323	6.25%	165.347

Nickel(35)
				PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
				Tons of	Average	Base Metal
				Ore	Base Metal	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	Grade (%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	31.497	1.96%	1,231.859
Mt Goode Cosmos (DEV)	1.5% NSR	Western Areas	Australia	2.313	2.24%	103.628

Cobalt(36)
PROVEN +
				PROBABLE		RESERVES(3)(4)(5)
Average
				Tons of	Base Metal	Base Metal
				Ore	Grade	Contained Lbs(6)
PROPERTY	ROYALTY	OPERATOR	LOCATION	(M)	(%)	(M)
Voisey’s Bay	2.7% NVR	Vale	Canada	31.497	0.12%	74.753

1.	Reserves have been reported by the operators of record as of December 31, 2020, with the exception of the following properties where reserves have been reported by the operators of record or their predecessors in interest and are unadjusted for production since these dates: Bellevue - February 28, 2021; Back River - January 15, 2021; King of the Hills - September 30, 2020; Mt Goode Cosmos - August 3, 2020; Dolores, Gwalia Deeps, Khoemacau, Meekatharra, Relief Canyon and South Laverton - June 30, 2020; Mara Rosa - May 31, 2020; Don Mario - September 30, 2019; La India - January 25, 2019; Wembley Durack - June 30, 2018; Jaguar Nickel - June 30, 2017; Kutcho Creek - June 15, 2017; Bald Mountain, Gold Hill and Inata - December 31, 2016; Southern Cross - July 24, 2016; Hasbrouck Mountain - June 3, 2015; Granite Creek and Ruby Hill - December 31, 2014. We are not able to disclose reserves for Robinson.

2.	Gold reserves were calculated by the operators at the following per ounce prices: A$2,000 - King of the Hills and Meekatharra; A$1,750 - South Laverton; A$1,600 - Gwalia and Southern Cross; $1,500 - Don Mario; $1,400 - El Limon, Mara Rosa, Rainy River, Taparko and Wharf; $1,350 - Dolores; $1,300 - Andacollo, La Fortuna, Granite Creek, Prestea, Relief Canyon and Wassa; $1,250 - Canadian Malartic, Inata, Kutcho Creek, La India, La Ronde Zone 5, Marigold and Mount Milligan; $1,225 - Hasbrouck Mountain; $1,200 - Bald Mountain, Cortez, Côté Gold Project, Gold Hill, Goldstrike, Leeville, Peñasquito, Pueblo Viejo, Twin Creeks and Williams; and $1,100 - Ruby Hill. No gold price was reported for Robinson.

3.	Set forth below are the definitions of proven and probable reserves used by the SEC. “Reserve” is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that the size, shape, depth and mineral content of the reserves are well established. “Probable (Indicated) Reserves” are reserves for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

4.	We have disclosed a number of reserve estimates that are provided by operators that are foreign issuers and are not based on the SEC's definitions for proven and probable reserves. For Canadian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform to the Canadian Institute of Mining, Metallurgy and Petroleum definitions of these terms as of the effective date of estimation as required by National Instrument 43-101 of the Canadian Securities Administrators. For Australian issuers, definitions of "mineral reserve," "proven mineral reserve," and "probable mineral reserve" conform with the Australasian Code for Reporting of Mineral Resources and Ore Reserves prepared by the Joint Ore Reserves Committee of the Australasian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia, as amended ("JORC Code"). We do not reconcile the reserve estimates provided by the operators with definitions of reserves used by the SEC.

5.	The reserves reported are either estimates received from the various operators or are based on documentation provided to us or are derived from publicly available information from the operators of the various properties or various National Instrument 43-101 or JORC Code reports filed by operators. We are not able to reconcile the reserve estimates prepared in reliance on National Instrument 43-101 or JORC Code with definitions of the SEC.

6.	“Contained ounces” or “contained pounds” do not take into account recovery losses in mining and processing the ore.

7.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $375 - 1.75%; >$375 to $400 - 2.0%; >$400 to $425 - 2.25%; >$425 - 2.5%. All price points are stated in 1986 dollars and are subject to adjustment in accordance with a blended index comprised of labor, diesel fuel, industrial commodities and mining machinery.

8.	GSR1 and GSR 2 sliding-scale schedule (price of gold per ounce - royalty rate): Below $210 - 0.40%; $210 to $229.99 - 0.50%; $230 to $249.99 - 0.75%; $250 to $269.99 - 1.30%; $270 to $309.99 - 2.25%; $310 to $329.99 - 2.60%; $330 to $349.99 - 3.00%; $350 to $369.99 - 3.40%; $370 to $389.99 - $3.75%; $390 to $409.99 - 4.0%; $410 to $429.99 - 4.25%; $430 to $449.99 - 4.50%; $450 to $469.99 - 4.75%; $470 and higher - 5.00%.

9.	NVR1C is the Crossroads portion of NVR1.

10.	The royalty is capped at $10 million. As of June 30, 2021, royalty payments of approximately $8.8 million have been received.

11.	The 1.0% to 2.0% sliding-scale NSR royalty will pay 2.0% when the price of gold is above $350 per ounce and 1.0% when the price of gold falls to $350 per ounce or below. The 0.6% to 0.9% NSR sliding-scale schedule (price of gold per ounce - royalty rate): Below $300 - 0.6%; $300 to $350 - 0.7%; > $350 to $400 - 0.8%; > $400 - 0.9%. The silver royalty rate is based on the price of gold.

12.	The 0.6% to 0.9% sliding-scale NSR applies to the M-ACE claims. The operator did not break out reserves or resources subject to the M-ACE claims royalty.

13.	Royalty only applies to Section 29 which currently holds about 95% of the reserves reported for the property.

14.	An additional Cordilleran royalty of 5% NSR applies to a portion of Section 28.

15.	Different Rayrock royalty rates apply to Sections 28, 32 and 33; these rates vary depending on pre-existing royalties. The Rayrock royalties take effect once 200,000 ounces of gold have been produced from open pit mines on the property. As of June 30, 2021, approximately 103,000 ounces have been produced.

16.	Reserves represent our interest based on our royalty ground covering approximately 69% of the resource footprint by area.

17.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to under $350 - 0.0%; $350 to under $400 - 0.5%; $400 to under $500 - 1.0%; $500 or higher - 2.0%.

18.	Goose Lake royalty applies to production above 400,000 ounces.

19.	NSR sliding-scale schedule (price of gold per ounce - royalty rate): $0.00 to $350 - 1.0%; above $350 - 1.5%.

20.	Centerra Gold will deliver 35% of payable gold produced, subject to a fixed payable percentage of 97%, and 18.75% of payable copper produced, subject to a minimum payable percentage of 95%. The purchase price for gold is equal to the lesser of $435 per ounce delivered or the prevailing market price and the purchase price for copper is 15% of the spot price per metric tonne delivered. As of June 30, 2021, approximately 578,800 ounces of payable gold and 51.6 million pounds of payable copper have been delivered.

21.	New Gold will deliver: (a) gold in amounts equal to 6.50% of gold produced until 230,000 ounces have been delivered, and 3.25% of gold produced thereafter, and (b) silver in amounts equal to 60% of silver produced until 3.10 million ounces have been delivered, and 30% of silver produced thereafter, in each case at a purchase price equal to 25% of the spot price per ounce delivered. As of June 30, 2021, approximately 54,000 ounces of payable gold and 699,400 ounces of payable silver have been delivered.

22.	Teck will deliver gold in amounts equal to 100% of payable gold until 900,000 ounces have been delivered, and 50% of payable gold thereafter, subject to a fixed payable percentage of 89%, at a purchase price equal to 15% of the monthly average gold price for the month preceding the delivery date for each ounce delivered. As of June 30, 2021, approximately 283,500 ounces of payable gold have been delivered.

23.	The royalty covers approximately 30% of the La Fortuna deposit. Reserves attributable to our royalty represent 3/7 of Newmont's reporting of 70% of the total reserve.

24.	Barrick will deliver: (a) gold in amounts equal to 7.50% of Barrick’s 60% interest in gold produced until 990,000 ounces have been delivered, and 3.75% of Barrick’s 60% interest in gold produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 550,000 ounces have been delivered, and 60% of the spot price per ounce delivered thereafter; and (b) silver in amounts equal to 75% of Barrick’s 60% interest in silver produced, subject to a fixed silver recovery of 70%, until 50 million ounces have been delivered, and 37.50% of Barrick’s 60% interest in silver produced thereafter, at a purchase price equal to 30% of the spot price per ounce delivered until 23.10 million ounces of silver have been delivered, and 60% of the spot price per ounce delivered thereafter. As of June 30, 2021, approximately 267,200 ounces of payable gold and 9.4 million ounces of payable silver have been delivered.

25.	The royalty rate depends on the tenement and the base rate is either 0.45% or 1.5%. In addition, Paddy's Flat production is subject to a royalty of A$10 per ounce on production above 50,000 ounces. At Reedy's an additional 1.5% to 2.5% NSR sliding-scale royalty pays at a rate of 1.5% for the first 75,000 ounces produced in any 12-month period and at a rate of 2.5% on production above 75,000 ounces during that 12-month period and a 1.0% NSR royalty applies to the Rand area only.

26.	We hold an additional 4.0% net profits interest royalty that applies to certain South Laverton tenements (Kurnalpi), as well as an A$6.00 per ounce royalty once 265,745 ounces of gold have been produced and an A$10.00 per ounce royalty once 160,333 ounces of gold have been produced from certain South Laverton tenements.

27.	There is a 0.75% GSR milling royalty that applies to ore that is mined outside of the defined area of the Taparko-Bouroum project that is processed through the Taparko facilities up to a maximum of 1.1 million tons per year.

28.	Future Global Resources Limited (“FGR”) will deliver 5.5% of payable gold produced from Prestea and Bogoso. The purchase price for gold ounces delivered is 30% of the spot gold price.

29.	Golden Star will deliver 10.5% of payable gold produced until 240,000 ounces have been delivered from Wassa, and 5.5% of payable gold produced thereafter. The purchase price for gold ounces delivered is 20% of the spot gold price until the threshold has been met, and 30% of the spot gold price thereafter. As of June 31, 2021, approximately 128,000 ounces of payable gold attributable to the ounce threshold have been delivered.

30.	Silver reserves were calculated by the operators at the following prices per ounce: $20.00 - Gold Hill; $18.00 - Dolores and Rainy River; $17.75 - Khoemacau; $17.50 - Hasbrouck Mountain; $17.00 - Don Mario, Kutcho Creek and Relief Canyon; $16.50 - Pueblo Viejo; and $16.00 - Peñasquito. No silver price was reported for La India, Kutcho Creek or Jaguar Nickel.

31.	When production commences, Cupric will deliver 84% of payable silver produced, until approximately 33.6 million ounces of silver have been delivered from Khoemacau, and 42% thereafter, subject to a fixed payable percentage of 90%. The purchase price is 20% of the spot price of silver. Depending on the achievement by Cupric of mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), we will pay higher ongoing cash payments for ounces delivered in excess of specific annual thresholds.

32.	Copper reserves were calculated by the operators at the following prices per pound: $3.00 - Andacollo, Khoemacau, La Fortuna and Mount Milligan; $2.81 - Voisey's Bay; $2.75 – Kutcho Creek and Las Cruces; and $2.50 - Don Mario. No copper price was reported for Jaguar Nickel or Kutcho Creek.

33.	Lead reserve price was calculated by the operators at the following prices per pound: $0.95 - Peñasquito.

34.	Zinc reserve price was calculated by the operators at the following prices per pound: $1.15 - Peñasquito; and $1.10 - Kutcho Creek. No zinc price was reported for Jaguar Nickel.

35.	Nickel reserve price was calculated by the operator at the following price per pound: $7.50 - Mt Goode Cosmos; and $6.12 - Voisey's Bay.

36.	Cobalt reserve price was calculated by the operator at the following price per pound: $15.88 - Voisey's Bay.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “RGLD.” As of August 5, 2021, we had 779 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

On November 17, 2020, we announced an increase in our annual dividend for calendar year 2021 from $1.12 to $1.20, payable on a quarterly basis of $0.30 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2020. We have steadily increased our annual dividend for 20 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2021	—	—	N/A	N/A
May 2021	—	—	N/A	N/A
June 2021	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

A discussion of the changes in our financial condition and results of operations for the fiscal years ended June 30, 2020, and 2019, has been omitted from this report, but may be found in Item 7, MD&A, of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on August 6, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2021, we owned eight stream interests, which are on six producing properties and two development stage properties. Stream interests accounted for 69% and 72% of our total revenue for the fiscal years ended June 30 2021, and 2020, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2021, we owned royalty interests on 35 producing properties, 15 development stage properties and 129 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalty interests accounted for 31% and 28% of our total revenue for the fiscal years ended June 30, 2021, and 2020, respectively.

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

For the fiscal years ended June 30, 2021 and 2020, average metal prices and percentages of revenue by metal were as follows:

	Year Ended
	June 30, 2021		June 30, 2020
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,849	74%	$1,560	79%
Silver ($/ounce)	$25.38	10%	$16.90	9%
Copper ($/pound)	$3.60	12%	$2.57	9%
Other	N/A	4%	N/A	3%

COVID-19 Pandemic

Throughout calendar year 2020 and into calendar year 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, including the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Sale of Peak Gold JV Interest

On September 30, 2020, we announced an agreement with Kinross to sell our interest in the Manh Choh Project (formerly known as the Peak Gold Project) and our common share position in Contango Ore, Inc. (“Contango”), our partner in Peak Gold, LLC and owner of the Manh Choh Project. Consideration received for the sale of these interests included cash of $61.3 million, an incremental 28% net smelter return royalty on silver produced from an area of interest which includes the current Manh Choh Project resource area, and an incremental 1% net smelter return royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction. Peak Gold, LLC retains the right to acquire 50% of the incremental 28% net smelter return royalty on silver for $4 million.

After this transaction, our interests in the Manh Choh Project and State of Alaska mining claim property owned by Contango consist solely of net smelter return royalties. Refer to Note 3 of our notes to the consolidated financial statements for further discussion on the sale of the Peak Gold JV interest.

Separation of the Wassa and Prestea and Bogoso Stream Agreement

On October 1, 2020, we announced the separation of the Wassa gold stream and the Prestea and Bogoso gold streams into two separate stream agreements effective September 30, 2020. This separation was completed to facilitate the sale by Golden Star Resources Ltd. (“Golden Star”) of the Prestea and Bogoso mines to Future Global Resources Limited (“FGR”). Refer to Note 4 of our notes to the consolidated financial statements for further discussion on the separation of the Wassa and Prestea and Bogoso stream agreement.

Completion of Base Silver Stream at Khoemacau Project

On January 6, 2021, we made the sixth advance payment of $32.6 million toward the Khoemacau Project silver stream. With this payment, we have completed the total $212 million advance payment required to earn the base silver stream of 80% of payable silver. A seventh advance payment of $10.6 million was made toward the option silver stream on April 7, 2021, and as of that date, we hold the right to purchase 84% of the payable silver from Khoemacau until the delivery of approximately 33.6 million ounces of silver, and 42% thereafter.

Côté Royalty Acquisition

On June 7, 2021, we acquired a 1.0% net smelter return royalty on certain claims covering the Côté Gold Project in Northern Ontario, Canada. The Côté Gold Project is owned 92.5% by the Côté Gold Joint Venture (a joint venture owned 70% by IAMGOLD Corporation and 30% by Sumitomo Metal Mining Co., Ltd.), and 7.5% by a third party. The royalty covers the Chester 3 claims, which in turn cover approximately 70% of the current reserves of the Côté Gold Project, as well as other areas outside the current project area. Royal Gold acquired the royalty from a third-party royalty holder for $75 million in cash consideration.

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the NX Gold Mine in Brazil (“NX Gold Stream”) with Ero Gold Corp., a wholly owned subsidiary of Ero Copper Corp., and certain of its affiliates (together, “Ero”).

On August 6, 2021, we made an advance payment of $100 million upon closing of the transaction. We will make up to an additional $10 million of further payments from the beginning of calendar year 2022 through the end of calendar year 2024 based on Ero’s achievement of meeting success-based targets related to regional exploration and resource additions. In return, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter.

A delivery of approximately 2,500 ounces of gold based on mine production through to closing is expected to be received from Ero within five business days of closing the transaction.

Change in Fiscal Year End

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31 effective as of December 31, 2021. As a result, we expect to file a Transitional Report on Form 10-KT in February 2022 for the six-month stub period from July 1, 2021, to December 31, 2021.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar Year 2021

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2021. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows these production estimates for our principal producing properties for calendar year 2021 as well as the actual production reported to us by the various operators through June 30, 2021. The estimates and production reports are prepared by the operators. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of this information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar Year 2021

Principal Producing Properties

	Calendar Year 2021 Operator’s Production			Calendar Year 2021 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	N/A			19,700
Mount Milligan(4)	180,000 - 200,000			97,300
Copper			70 - 80 Million			38.4 Million
Pueblo Viejo(5)	470,000 - 510,000	N/A		254,000	N/A
Wassa(6)	145,000 - 155,000			78,000
Royalty:
Cortez(7)	350,000 - 375,000			141,700
Peñasquito(8)	660,000	30 Million		348,000	15.6 Million
Lead			190 Million			94 Million
Zinc			475 Million			216 Million
(1)	Production estimates received from our operators are for calendar year 2021. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.
(2)	Actual production figures shown are from our operators and cover the period January 1, 2021, through June 30, 2021, unless otherwise noted in footnotes to this table.
(3)	The actual production figure shown for Andacollo is contained gold in concentrate. The estimated production figure was not available on the date of this report.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.
(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick. The operator did not provide estimated or actual silver production.
(6)	The estimated and actual production figures shown for Wassa is payable gold in doré.
(7)	Production from Cortez subject to Royal Gold’s interests.
(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

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

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

For the Fiscal Years Ended June 30, 2021 and 2020

Stream/Royalty	Metal	2021		2020
Stream:
Mount Milligan	Gold	54,200	oz.	63,700	oz.
	Copper	15.9	Mlbs.	12.7	Mlbs.
Andacollo	Gold	44,100	oz.	48,100	oz.
Pueblo Viejo	Gold	42,100	oz.	43,300	oz.
	Silver	1.5	Moz.	1.8	Moz.
Wassa	Gold	17,300	oz.	15,000	oz.
Royalty:
Peñasquito	Gold	701,500	oz.	312,200	oz.
	Silver	30.9	Moz.	27.8	Moz.
	Lead	185.6	Mlbs.	182.3	Mlbs.
	Zinc	412.7	Mlbs.	393.9	Mlbs.
Cortez	Gold	237,000	oz.	173,300	oz.
(1)	Historical production for our stream interests relates to the amount of stream metal sales for each fiscal year presented and may differ from stream deliveries discussed in Item 2, Properties, or from the operators’ public reporting. For our royalty interests, historical production relates to the payable metal amounts as reported to us by the operators of the mines subject to our royalty rate for each fiscal year presented.

Results of Operations

Fiscal Year Ended June 30, 2021, Compared with Fiscal Year Ended June 30, 2020

For the fiscal year ended June 30, 2021, we recorded net income attributable to Royal Gold stockholders of $302.5 million, or $4.61 per basic share and $4.60 per diluted share, as compared to net income attributable to Royal Gold stockholders of $199.3 million, or $3.04 per basic share and $3.03 per diluted share, for the fiscal year ended June 30, 2020. The increase in our earnings per share was primarily attributable to (i) an increase in revenue, (ii) a one-time gain attributable to the sale of our Peak Gold JV interest during the September 2020 quarter and (iii) various discrete income tax benefits recognized during the September 2020 and June 2021 quarters. These increases were partially offset by increases in our cost of sales and depreciation, depletion and amortization expense, each discussed further below.

For the fiscal year ended June 30, 2021, we recognized total revenue of $615.9 million, which is comprised of stream revenue of $424.0 million and royalty revenue of $191.9 million, at an average gold price of $1,849 per ounce, an average silver price of $25.38 per ounce and an average copper price of $3.60 per pound, compared to total revenue of $498.8 million, which is comprised of stream revenue of $359.9 million and royalty revenue of $138.9 million, at an average gold price of $1,560 per ounce, an average silver price of $16.90 per ounce and an average copper price of $2.57 per pound, for the fiscal year ended June 30, 2020.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Fiscal Years Ended June 30, 2021 and 2020

(In thousands, except reported production in ozs. and lbs.)

		Year Ended			Year Ended
		June 30, 2021			June 30, 2020
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$156,938			$131,425
	Gold		54,200	oz.		63,700	oz.
	Copper		15.9	Mlbs.		12.7	Mlbs.
Pueblo Viejo		$115,583			$96,978
	Gold		42,100	oz.		43,300	oz.
	Silver		1.5	Moz.		1.8	Moz.
Andacollo	Gold	$82,164	44,100	oz.	$74,219	48,100	oz.
Wassa	Gold	$31,772	17,300	oz.	$23,203	15,000	oz.
Other(3)		$37,532			$34,043
	Gold		17,400	oz.		20,300	oz.
	Silver		213,400	oz.		188,800	oz.
Total stream revenue		$423,989			$359,868

Royalty(2):
Peñasquito		$49,688			$25,498
	Gold		701,500	oz.		312,200	oz.
	Silver		30.9	Moz.		27.8	Moz.
	Lead		185.6	Mlbs.		182.3	Mlbs.
	Zinc		412.7	Mlbs.		393.9	Mlbs.
Cortez	Gold	$36,160	237,000	oz.	$22,342	173,300	oz.
Other(3)	Various	$106,019	N/A		$91,111	N/A
Total royalty revenue		$191,867			$138,951
Total revenue		$615,856			$498,819
(1)	Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the fiscal years ended June 30, 2021 and 2020, and may differ from the operators’ public reporting.
(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, with the exception of the Rainy River stream (5.5% in fiscal year 2021 and 2020), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the fiscal year ended June 30, 2021, compared with the fiscal year ended June 30, 2020, resulted primarily from an increase in the average gold, silver and copper prices compared to the prior period and an increase in production within the royalty segment.

Gold and silver ounces and copper pounds purchased and sold during the fiscal years ended June 30, 2021 and 2020, as well as gold, silver and copper in inventory as of June 30, 2021 and 2020, for our stream interests were as follows:

	Year Ended		Year Ended		As of	As of
	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	62,300	54,200	59,900	63,700	11,400	3,300
Andacollo	46,400	44,100	43,900	48,100	2,400	100
Pueblo Viejo	40,800	42,100	45,000	43,300	9,800	11,100
Wassa	16,700	17,300	16,500	15,000	2,300	2,900
Other	17,100	17,400	19,500	20,300	1,300	1,500
Total	183,300	175,100	184,800	190,400	27,200	18,900

	Year Ended		Year Ended		As of	As of
	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,460,800	1,525,500	1,726,100	1,750,400	386,500	451,200
Other	288,900	213,400	175,700	188,800	98,900	23,400
Total	1,749,700	1,738,900	1,901,800	1,939,200	485,400	474,600

	Year Ended		Year Ended		As of	As of
	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	16.9	15.9	12.6	12.7	1.7	0.8

Cost of sales increased to $92.9 million for the fiscal year ended June 30, 2021, from $83.9 million for the fiscal year ended June 30, 2020. The increase was primarily due to an increase in the gold, silver and copper prices and an increase in copper sales at Mount Milligan when compared to the prior period. This increase was partially offset by a decrease in gold sales at Mount Milligan and Andacollo when compared to the prior period. Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs decreased to $28.4 million for the fiscal year ended June 30, 2021, from $30.2 million for the fiscal year ended June 30, 2020. The decrease was primarily due to additional non-cash stock compensation expense of approximately $3.3 million recognized in the prior year period due to the accelerated vesting of certain equity awards in connection with the retirement of our former President and Chief Executive Officer and our former Vice President and General Counsel in January 2020.

Exploration costs decreased to $0.6 million for the fiscal year ended June 30, 2021, from $5.2 million for the fiscal year ended June 30, 2020. Exploration costs were specific to the exploration and advancement of the Peak Gold JV. On September 30, 2020, we sold our Peak Gold JV interest which is discussed earlier in this MD&A and Note 3 of our notes to consolidated financial statements.

Depreciation, depletion and amortization increased to $183.6 million for the fiscal year ended June 30, 2021, from $175.4 million for the fiscal year ended June 30, 2020. The increase was primarily due to higher copper sales at Mount Milligan and an increase in depletion rates at Mount Milligan through the six months ended December 31, 2020, as previously discussed in our Annual Report on Form 10-K for the year ended June 30, 2020. The increase in depreciation, depletion and amortization was offset by a decrease in gold sales at Mount Milligan and Andacollo.

We recognized a gain in fair value changes in equity securities of $6.0 million for the fiscal year ended June 30, 2021, compared to a gain in fair value changes in equity securities of $1.4 million for the fiscal year ended June 30, 2020. The change was primarily due to an increase in the fair value of marketable equity securities as discussed further in Note 5 of our notes to consolidated financial statements.

Interest and other expense decreased to $6.4 million for the fiscal year ended June 30, 2021, from $9.8 million for the fiscal year ended June 30, 2020. The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding during the current period when compared to the prior period. Refer to Note 6 of our notes to consolidated financial statements for further discussion on our debt.

During the fiscal year ended June 30, 2021, we recognized income tax expense totaling $36.9 million, compared with an income tax benefit of $3.7 million during the fiscal year ended June 30, 2020. This resulted in an effective tax rate of 10.9% during the current period, compared with (1.9%) in the prior period. The effective tax rate for the fiscal year ended June 30, 2021, was primarily impacted by the release of uncertain tax liabilities resulting from settlement agreements with foreign tax authorities in various jurisdictions. The effective tax rate for the fiscal year ended June 30, 2020, was primarily impacted by a net step-up of tax assets due to the enactment of the Federal Act on Tax Reform and AHV Financing in Switzerland (Swiss Tax Reform) and the release of an uncertain tax liability resulting from a settlement agreement with a foreign tax authority.

Liquidity and Capital Resources

Overview

At June 30, 2021, we had current assets of $297.1 million compared to current liabilities of $52.1 million resulting in working capital of $245.0 million and a current ratio of 6 to 1. This compares to current assets of $362.2 million and current liabilities of $43.6 million at June 30, 2020, resulting in working capital of $318.6 million and a current ratio of approximately 8 to 1. The decrease in our working capital was primarily attributable to the repayment of our outstanding debt, which is discussed further below under “Summary of Cash Flows.”

During the fiscal year ended June 30, 2021, liquidity needs were met from $407.2 million in net cash provided by operating activities and our available cash resources. As of June 30, 2021, we had $1 billion available and no amounts outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at June 30, 2021. Refer to Note 6 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt. In August 2021, we borrowed $100 million under our revolving credit facility for business development activities and have $900 million available.

We believe that our current financial resources and operating cash flows will be adequate to cover our operating needs for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Amendment

On July 7, 2021, we entered into a fourth amendment to our revolving credit facility dated as of June 2, 2017. The amendment extends the maturity date from June 3, 2024, to July 7, 2026, adds provisions to provide for the eventual replacement of LIBOR and makes certain changes to the lenders under the agreement.

Dividend Increase

On November 17, 2020, we announced an increase in our annual dividend for calendar year 2021 from $1.12 to $1.20, payable on a quarterly basis of $0.30 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2020. We have steadily increased our annual dividend for 20 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $407.2 million for the fiscal year ended June 30, 2021, compared to $340.8 million for the fiscal year ended June 30, 2020. The change was primarily due to an increase in proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $86.1 million over the fiscal year ended June 30, 2020. This increase was offset by $27.4 million of higher cash taxes paid, net of refunds over the fiscal year ended June 30, 2020. The increase in cash taxes paid during the current period is primarily attributable to an increase in required estimated tax payments due to increased taxable income and payments that were deferred due to COVID-19.

Investing Activities

Net cash used in investing activities totaled $116.7 million for the fiscal year ended June 30, 2021, compared to net cash used in investing activities of $152.9 million for the fiscal year ended June 30, 2020. The decrease in net cash used in investing activities was primarily due to $49.2 million received for the sale of our Peak Gold JV investment and $21.3 million for the sale of equity securities. This decrease was partially offset by the $18.0 million KCM drew against the subordinated debt facility.

Financing Activities

Net cash used in financing activities totaled $383.6 million for the fiscal year ended June 30, 2021, compared to net cash provided by financing activities of $11.8 million for the fiscal year ended June 30, 2020. The increase in net cash used in financing activities was primarily due to an increase in repayments on our revolving credit facility. We repaid $305.0 million on our revolving credit facility during the fiscal year ended June 30, 2021, compared to $115.0 million during the fiscal year ended June 30, 2020.

Contractual Obligations

Our contractual obligations as of June 30, 2021, were as follows:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$8,154	$956	$1,938	$1,923	$3,337
Total	$8,154	$956	$1,938	$1,923	$3,337

The above table does not include stream commitments as discussed in Note 15 of our notes to consolidated financial statements. We believe we will be able to fund all current obligations from net cash provided by operating activities.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements.

Critical Accounting Policies

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to Note 2 of our notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

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

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 of our notes to consolidated financial statements for a discussion of the impairment assessment results for the fiscal year ended June 30, 2021.

Revenue

A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Exploration Costs

Exploration costs were specific to our Peak Gold JV for exploration and advancement of the Peak Gold project as discussed further in Note 3 of our notes to consolidated financial statements. Exploration costs associated with the exploration and advancement of Peak Gold were expensed when incurred. As a result of the sale of our Peak Gold project as discussed further in this MD&A and in Note 3 to our consolidated financial statements, we do not expect to incur exploration costs in the future.

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

We treat global intangible low-taxed income (“GILTI”) as a period cost and therefore do not record deferred tax impacts of GILTI in our consolidated financial statements. Our deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sale volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans and reserves, development, cash flows and capital expenditures; planned and potential acquisitions or dispositions, including funding schedules and conditions; liquidity, financing and stockholder returns; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; potential impairments; or tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19, including due to variant strains of the virus; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, included those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.” under Part I, Item 1A of this report for more information about risks associated with metal price volatility.

During the fiscal year ended June 30, 2021, we reported revenue of $615.9 million, with an average gold price for the period of $1,849 per ounce, an average silver price of $25.38 per ounce, and an average copper price of $3.60 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the fiscal year ended June 30, 2021:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	74%	$46.7 million
Copper	12%	$7.8 million
Silver	10%	$6.2 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 12, 2021 expressed an unqualified opinion thereon.

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

At June 30, 2021, the Company’s stream and royalty interest balance totaled $2.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests will not likely occur or may be significantly reduced in the future.

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

Denver, Colorado

August 12, 2021

ROYAL GOLD, INC.

Consolidated Balance Sheets

As of June 30,

(In thousands, except share data)

	June 30,	June 30,
	2021	2020
ASSETS
Cash and equivalents	$225,916	$319,128
Royalty receivables	47,242	27,689
Income tax receivable	4,520	2,435
Stream inventory	17,684	11,671
Prepaid expenses and other	1,773	1,227
Total current assets	297,135	362,150
Stream and royalty interests, net (Note 4)	2,262,158	2,318,913
Other assets	92,312	85,224
Total assets	$2,651,605	$2,766,287
LIABILITIES
Accounts payable	$6,398	$2,484
Dividends payable	19,681	18,364
Income tax payable	14,479	13,323
Other current liabilities	11,525	9,384
Total current liabilities	52,083	43,555
Debt (Note 6)	—	300,439
Deferred tax liabilities	88,000	86,439
Uncertain tax positions	910	25,427
Other liabilities	7,197	8,308
Total liabilities	148,190	464,168
Commitments and contingencies (Note 16)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,551,061 and 65,531,288 shares outstanding, respectively	656	655
Additional paid-in capital	2,203,863	2,210,429
Accumulated earnings	286,249	61,133
Total Royal Gold stockholders’ equity	2,490,768	2,272,217
Non-controlling interests	12,647	29,902
Total equity	2,503,415	2,302,119
Total liabilities and equity	$2,651,605	$2,766,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended June 30,

(In thousands, except share data)

	For The Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Revenue (Note 8)	615,856	498,819	423,056

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	92,898	83,890	77,535
General and administrative	28,387	30,195	30,488
Production taxes	6,743	3,824	4,112
Exploration costs	563	5,190	7,158
Depreciation, depletion and amortization	183,569	175,434	163,056
Impairment of royalty interests	—	1,341	—
Total costs and expenses	312,160	299,874	282,349

Gain on sale of Peak Gold JV interest	33,906	—	—
Operating income	337,602	198,945	140,707

Fair value changes in equity securities	6,017	1,418	(6,800)
Interest and other income	2,443	2,046	2,320
Interest and other expense	(6,419)	(9,813)	(29,650)
Income before income taxes	339,643	192,596	106,577

Income tax (expense) benefit	(36,867)	3,654	(17,498)
Net income and comprehensive income	302,776	196,250	89,079
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(244)	3,093	4,746
Net income and comprehensive income attributable to Royal Gold common stockholders	$302,532	$199,343	$93,825
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$4.61	$3.04	$1.43
Basic weighted average shares outstanding	65,546,400	65,523,024	65,394,627
Diluted earnings per share	$4.60	$3.03	$1.43
Diluted weighted average shares outstanding	65,627,591	65,643,390	65,505,535
Cash dividends declared per common share	$1.18	$1.11	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2021, 2020 and 2019

(In thousands, except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	80,451	1	5,021	—	—	—	5,022
Distributions from (to) non-controlling interests	—	—	4,140	—	—	(584)	3,556
Net income (loss)	—	—	—	—	93,825	(4,746)	89,079
Other comprehensive income (loss)	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(68,473)	—	(68,473)
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	90,796	—	4,936	—	—	—	4,936
Distributions from (to) non-controlling interests	—	—	3,720	—	—	(777)	2,943
Net income (loss)	—	—	—	—	199,343	(3,093)	196,250
Dividends declared	—	—	—	—	(72,463)	—	(72,463)
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$—	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	19,773	1	4,263	—	—	—	4,264
Sale of Peak Gold JV interest	—	—	(10,829)			(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	—	(1,281)	(1,281)
Net income	—	—	—	—	302,532	244	302,776
Dividends declared	—	—	—	—	(77,416)	—	(77,416)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$—	$286,249	$12,647	$2,503,415

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30,

(In thousands)

	Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Cash flows from operating activities:
Net income and comprehensive income	$302,776	$196,250	$89,079
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	183,569	175,434	163,056
Amortization of debt issuance costs	1,148	1,136	15,288
Gain on sale of Peak Gold JV interest	(33,906)	—	—
Non-cash employee stock compensation expense	5,730	9,116	6,617
Fair value changes in equity securities	(6,017)	(1,418)	6,800
Deferred tax expense (benefit)	456	(32,399)	(1,745)
Impairment of royalty interests	—	1,341	—
Other	(177)	(148)	(2)
Changes in assets and liabilities:
Royalty receivables	(19,552)	(6,957)	5,623
Stream inventory	(6,014)	(291)	(2,069)
Income tax receivable	(2,085)	268	(2,663)
Prepaid expenses and other assets	318	(7,828)	2,793
Accounts payable	3,237	(275)	(6,426)
Income tax payable	1,156	6,349	(11,281)
Uncertain tax positions	(24,518)	(11,146)	3,180
Other liabilities	1,030	11,320	(15,084)
Net cash provided by operating activities	$407,151	$340,752	$253,166

Cash flows from investing activities:
Acquisition of stream and royalty interests	(168,147)	(155,985)	(1,055)
Khoemacau subordinated debt facility	(18,000)	—	—
Proceeds from sale of Peak Gold JV interest	49,154	—	—
Proceeds from sale of Contango shares	12,146	—	—
Proceeds from sale of equity securities	8,651	—	—
Other	(541)	3,126	(4,540)
Net cash used in investing activities	$(116,737)	$(152,859)	$(5,595)

Cash flows from financing activities:
Repayment of debt	(305,000)	(115,000)	(370,000)
Borrowings from revolving credit facility	—	200,000	220,000
Net payments from issuance of common stock	(1,465)	(4,180)	(1,595)
Common stock dividends	(76,099)	(71,471)	(67,477)
Other	(1,062)	2,411	2,226
Net cash (used in) provided by financing activities	$(383,626)	$11,760	$(216,846)
Net (decrease) increase in cash and equivalents	(93,212)	199,653	30,725
Cash and equivalents at beginning of period	319,128	119,475	88,750
Cash and equivalents at end of period	$225,916	$319,128	$119,475

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

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Gold, Inc., its wholly owned subsidiaries. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Peak Gold JV

Royal Gold, through its wholly owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), and Contango ORE, Inc., through its wholly owned subsidiary CORE Alaska, LLC, entered into a limited liability company agreement for the Peak Gold JV, a joint venture for exploration and advancement of the Manh Choh Project (formerly known as the Peak Gold Project) located near Tok, Alaska. We previously identified the Peak Gold JV as a Variable Interest Entity, with Royal Alaska as the primary beneficiary, due to the legal structure and certain related factors of the limited liability company agreement for the Peak Gold JV. We determined that the Peak Gold JV should be fully consolidated at fair value initially. As of June 30, 2020, Royal Alaska held a 40% membership interest in the Peak Gold JV. The fair value of our non-controlling interest was $45.7 million and was based on the underlying value of the mineral property assigned to the Peak Gold JV, which was recorded as an exploration stage property within Stream and royalty interests, net on our consolidated balance sheets as of June 30, 2020.

On September 30, 2020, we sold our Peak Gold JV interest which is discussed in Note 3 of our notes to consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of June 30, 2021, and 2020.

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable reserves or mineralized material related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the fiscal years ended June 30, 2021, 2020 and 2019.

Revenue

A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream interests and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed in Note 8.

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

Production Taxes

Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in our consolidated statements of operations and comprehensive income.

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

We treat global intangible low-taxed income (“GILTI”) as a period cost and therefore do not record deferred tax impacts of GILTI in our consolidated financial statements. Our deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Adopted Accounting Standards

Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, changes how an entity will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update was effective for annual periods beginning after December 15, 2019 (i.e. July 1, 2020 for Royal Gold) and interim financial statement periods within those years, with early adoption permitted. On July 1, 2020, we adopted the new guidance and, based on our assessment, the adoption of the new guidance did not have any impact on our consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Côté Royalty Acquisition

On June 7, 2021, we acquired a 1.0% net smelter return royalty (“NSR”) on certain claims covering the Côté Gold Project in Northern Ontario, Canada. The Côté Gold Project is owned 92.5% by the Côté Gold Joint Venture (a joint venture owned 70% by IAMGOLD Corporation and 30% by Sumitomo Metal Mining Co., Ltd.), and 7.5% by a third party. The royalty covers the Chester 3 claims, which in turn cover approximately 70% of the current reserves of the Côté Gold Project, as well as other areas outside the current project area. We acquired the royalty from a third-party royalty holder for $75 million in cash consideration.

The Côté royalty acquisition has been accounted for as an asset acquisition. The $75 million paid, plus direct acquisition costs, have been recorded and allocated between development and exploration stage royalty interest (Note 4) within Stream and royalty interest, net on our consolidated balance sheets.

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

In addition to the total cash consideration of $61.3 million, we received the following royalty interests:

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

● An incremental 28% NSR royalty on silver produced from an area of interest which includes the current Manh Choh Project resource area. Peak Gold, LLC retains the right to acquire 50% of this royalty for consideration of $4.0 million; and

● An incremental 1% NSR royalty on certain State of Alaska mining claims acquired by a wholly owned subsidiary of Contango in the transaction, increasing our royalty on this area from 2% to 3%.

The royalties are recorded as exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheet as of June 30, 2021 and were assigned a combined value of approximately $4.4 million on the date of the transaction. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Manh Choh Project during the three months ended September 30, 2020. The mark-to-market increase of $3.6 million on the sale of our 809,744 common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income and was recognized during the three months ended September 30, 2020.

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

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $3.1 million as of June 30, 2021. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model (see Note 13). As of June 30, 2021, we hold 19,640,000 warrants at an exercise price of C$0.25 per common share with a remaining term of approximately three years.

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, we entered into a silver stream with Khoemacau Copper Mining (Pty.) Limited (“KCM”) for the purchase of silver produced from the Khoemacau Project (“Khoemacau”). Between November 2019 and January 2021, we completed a total of $212 million in advanced payments required to earn the base silver stream (“Silver Stream”) of 80% of payable silver produced from Khoemacau, until the delivery of 32.0 million ounces, and 40% thereafter. On April 7, 2021, we made a seventh advance payment of $10.6 million toward the option silver stream (“Option Stream”) which increased our right to receive payable silver produced from Khoemacau from a rate of 80% to 84% until the delivery of

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 33.6 million silver ounces, and 42% thereafter. We will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 13,000 tonnes per day (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

We have accounted for the base Silver Stream and initial funding towards the Option Stream as an asset acquisition, consistent with the treatment of our other acquired streams. The $212 million in advance payments for the base Silver Stream made during our fiscal year 2021 and 2020 and the $10.6 million toward the Option Stream, plus direct transaction costs, have been recorded as a development stage stream interest within Stream and royalty interests, net on our consolidated balance sheets as of June 30, 2021. Any further advance payments made under the Option Stream (if exercised by KCM) will be recorded as a development stage interest within Stream and royalty interests, net on our consolidated balance sheets during the period the advance payment occurs.

Separate from the Silver Stream and Option Stream, and subject to various conditions, we will make up to $25 million available to KCM toward the end of development of Khoemacau under a subordinated debt facility. Any amounts drawn by KCM under the debt facility will carry interest at LIBOR + 11% and have a term of seven years. We will have the right to force repayment of the debt facility upon certain events. On April 7, 2021, KCM drew $18.0 million on the $25.0 million subordinated debt facility which is recorded under Other Assets on our consolidated balance sheets.

As of June 30, 2021, we had remaining committed funding of $49.4 million to KCM in the form of $42.4 million of additional advance payments under the Option Stream and $7.0 million of debt, both of which may be drawn at the election of KCM prior to completion of construction. On July 7, 2021, KCM drew the remaining $7.0 million amount on the subordinated debt facility, reducing our remaining committed funding to $42.4 million of additional advance payments under the Option Stream. KCM has indicated that it does not expect to draw any material amounts from the remaining committed funding as part of the Option Stream.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes our stream and royalty interests as of June 30, 2021 and 2020:

As of June 30, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(300,378)	$490,257
Pueblo Viejo	610,404	(243,706)	366,698
Andacollo	388,182	(131,578)	256,604
Rainy River	175,727	(41,772)	133,955
Wassa	146,475	(78,865)	67,610
Total production stage stream interests	2,111,423	(796,299)	1,315,124
Production stage royalty interests:
Voisey's Bay	205,724	(109,850)	95,874
Peñasquito	99,172	(50,176)	48,996
Cortez	80,681	(19,128)	61,553
Other	442,871	(381,191)	61,680
Total production stage royalty interests	828,448	(560,345)	268,103
Total production stage stream and royalty interests	2,939,871	(1,356,644)	1,583,227

Development stage stream interests:
Khoemacau	223,502	—	223,502
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,423		45,423
Other	54,755	—	54,755
Total development stage stream and royalty interests	335,717	—	335,717

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Côté	29,610		29,610
Other	135,914	—	135,914
Total exploration stage royalty interests	343,214	—	343,214
Total stream and royalty interests, net	$3,618,802	$(1,356,644)	$2,262,158

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718

Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Cortez	80,681	(15,065)	—	65,616
Other	521,837	(426,931)	(1,341)	93,565
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037
Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

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

The Wassa stream agreement, which remains with Golden Star, continues to provide us the right to purchase 10.5% of the gold payable from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of June 30, 2021, approximately 112,000 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold payable from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

The material terms of both the Wassa stream agreement and the Prestea and Bogoso stream agreement, including security and the rights and obligations of both Royal Gold and Golden Star, remain substantially consistent with those terms in the original agreement. The Wassa stream is recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets and has a carrying value of $67.6 million as of June 30, 2021. The Prestea and Bogoso stream has a carrying value of $0 as of June 30, 2021.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mount Milligan

We own the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan copper-gold mine in British Columbia, Canada, which is operated by an indirect subsidiary of Centerra Gold Inc. (“Centerra”). Our carrying value for the stream interest at Mount Milligan is $490.3 million as of June 30, 2021.

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

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for our stream and royalty interests. As part of our regular asset impairment analysis during the quarter ended March 31, 2020, we determined that an impairment of our stream interest at Mount Milligan was not necessary as (i) the financial impairment taken by Centerra does not impact the mine operating performance, and (ii) the reduction in reserves and mineralized material at Mount Milligan resulted in updated gold and copper depletion rates that remain well below current and long-term consensus gold and copper prices. As of June 30, 2021, the gold and copper depletion rates at our Mount Milligan stream interest are $712 per ounce of gold and $1.53 per pound of copper. Depletion rates well below current and long-term consensus metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable and thus we concluded no impairment indicators were present as of June 30, 2021.

Rainy River

We own the right to purchase 6.50% of the gold produced from the Rainy River mine, which is located in northwestern Ontario, Canada and is operated by New Gold, Inc. (“New Gold”), until 230,000 gold ounces have been delivered, and 3.25% thereafter; and 60% of the silver produced from the Rainy River mine until 3.1 million silver ounces have been delivered, and 30% thereafter. As of June 30, 2021, approximately 54,000 ounces of gold and approximately 699,400 ounces of silver have been delivered to us. Our carrying value for the stream interest at Rainy River is $134.0 million as of June 30, 2021.

During the quarter ended December 31, 2019, New Gold reported that it continued to advance a comprehensive mine optimization study that would include a review of alternative open pit and underground mining scenarios at Rainy River On February 13, 2020, New Gold reported the results of the comprehensive optimization study that included an updated mine plan, which resulted in, among other things, a reduction in gold and silver reserves and the potential to extend the underground mine life beyond calendar year 2028. New Gold published an updated NI 43-101 technical report for Rainy River on March 27, 2020, reflecting the updated mine plan and reserves.

Significant reductions in proven and probable reserves or mineralized material are indicators of potential impairment for our stream and royalty interests. As a result of the new information from New Gold, and as part of our regular asset impairment analysis, we determined that an impairment on our Rainy River stream interest was not necessary as of March 31, 2020 as the reduction in gold and silver reserves resulted in updated depletion rates that remain well below current and long-term consensus gold and silver prices. As of June 30, 2021, the gold and silver depletion rates at our Rainy River stream interest are $779 per ounce of gold and $9.07 per ounce of silver. Depletion rates well below current and long-term metal prices are a strong indicator the carrying value of our stream or royalty interests are recoverable.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COVID-19 Pandemic

Throughout calendar year 2020 and into calendar year 2021, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Impairment of Royalty Interests

In accordance with our impairment accounting policy discussed in Note 2, impairments in the carrying value of each royalty interests are measured and recorded to the extent that the carrying value in each royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.

During the quarter ended June 30, 2019, we were made aware of insolvency proceedings at one of our non-principal producing properties (El Toqui). During the quarter ended June 30, 2020, we obtained new information regarding the insolvency proceedings and determined our carrying value for El Toqui was not recoverable and an impairment of $1.3 million was necessary. At June 30, 2020 and 2021, our carrying value for El Toqui was zero.

5. MARKETABLE EQUITY SECURITIES

As of June 30, 2021, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 13) each reporting period with any changes in fair value recognized in net income.

As a result of the announcement on March 15, 2021, by Evolution Mining Limited to acquire all of the issued and outstanding shares of Battle North Gold Corporation (“Battle North Gold”) at a price of $2.65 Canadian dollars per share, we voted all 3,949,575 of our Battle North Gold common shares in favor of the transaction that completed on May 20, 2021, and received cash consideration of $8.6 million.

As discussed in Note 3, on September 30, 2020, we sold 809,744 common shares of Contango for total consideration of $12.1 million and recorded a mark-to-market increase of $3.6 million on the sale, which is included in Fair value changes in equity securities in our consolidated statement of operations and comprehensive income for the fiscal year ended June 30, 2021.

The fair value of our marketable equity securities increased $6.0 million and $1.4 million for the years ended June 30, 2021, and 2020, respectively, and these changes are included in Fair value changes in equity securities on our consolidated statements of operation and comprehensive income. The carrying value of our marketable equity securities as of June 30, 2021 and 2020 was $3.1 million and $17.9 million, respectively, and is included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

The Company’s debt as of June 30, 2021 and 2020 consists of the following:

	As of June 30, 2021			As of June 30, 2020
	Principal	Debt Issuance Costs[1]	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$—	$(3,443)	$(3,443)	$305,000	$(4,561)	$300,439
Total debt	$—	$(3,443)	$(3,443)	$305,000	$(4,561)	$300,439
(1)	Included in Other assets on our consolidated balance sheets.

Revolving Credit Facility

As of June 30, 2021, we had no amounts outstanding under our revolving credit facility and $1 billion available. Interest expense recognized on the revolving credit facility for the fiscal years ended June 30, 2021, 2020 and 2019 was approximately $3.3 million, $7.0 million and $1.7 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of June 30, 2021.

On July 7, 2021, we entered into a fourth amendment to our revolving credit facility dated as of June 2, 2017. The amendment extends the maturity date from June 3, 2024, to July 7, 2026, adds provisions to provide for the eventual replacement of LIBOR and makes certain changes to the lenders under the agreement.

In August 2021, we borrowed $100 million under our revolving credit facility for business development activities and have $900 million available.

Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

7. LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the fiscal year ending June 30, 2030. The following amounts were recorded in the consolidated balance sheets at June 30, 2021 (amounts in thousands):

	Classification	June 30, 2021
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$801
Right-of-use assets - non-current	Other assets	6,009
Total right-of-use assets		$6,810

Lease liabilities - current	Other current liabilities	$957
Lease liabilities - non-current	Other long-term liabilities	7,197
Total operating lease liabilities		$8,154

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities at June 30, 2021 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2022	$1,149
2023	1,126
2024	1,126
2025	1,088
2026	1,051
Thereafter	3,495
Total lease payments	$9,035
Less imputed interest	(881)
Total	$8,154

Other information pertaining to leases consists of the following:

June 30, 2021
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	8.3
Weighted average discount rate	2.5%

We did not have any finance leases as of June 30, 2021.

8. REVENUE

Revenue Recognition

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in Note 2. For the quarter ended June 30, 2021, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2021, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 15.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Stream revenue:
Gold	$323,980	$294,490	$249,496
Silver	43,281	32,744	33,282
Copper	56,728	32,634	23,046
Total stream revenue	$423,989	$359,868	$305,824
Royalty revenue:
Gold	$131,784	$98,153	$78,570
Silver	16,198	9,996	5,497
Copper	16,448	13,528	13,808
Other	27,437	17,274	19,357
Total royalty revenue	$191,867	$138,951	$117,232
Total revenue	$615,856	$498,819	$423,056

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by metal type attributable to each of our principal property revenue sources is disaggregated as follows (amounts in thousands):

		Fiscal Year Ended
		June 30,	June 30,	June 30,
	Metal(s)	2021	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$156,938	$131,425	$101,010
Pueblo Viejo	Gold & Silver	115,583	96,978	82,844
Andacollo	Gold	82,164	74,219	69,264
Wassa	Gold	31,772	23,203	22,098
Other	Gold & Silver	37,532	34,043	30,608
Total stream revenue		$423,989	$359,868	$305,824
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$49,688	$25,498	$13,865
Cortez	Gold	36,160	22,342	11,383
Other	Various	106,019	91,111	91,984
Total royalty revenue		$191,867	$138,951	$117,232
Total revenue		$615,856	$498,819	$423,056

Refer to Note 15 for the geographical distribution of our revenue by reportable segment.

9. STOCK-BASED COMPENSATION

In November 2015, our stockholders approved the 2015 Omnibus Long-Term Incentive Plan (“2015 LTIP”). Under the 2015 LTIP, 2,500,000 shares of common stock have been authorized for future grants to officers, directors, key employees and other persons. The 2015 LTIP provides for the grant of stock options, unrestricted stock, restricted stock, dividend equivalent rights, SSARs and cash awards. Any of these awards may, but need not, be made as performance incentives. Stock options granted under the 2015 LTIP may be non-qualified stock options or incentive stock options.

We recognized stock-based compensation expense as follows:

	Fiscal Year Ended June 30,

	2021	2020	2019

	(Amounts in thousands)
Stock options	$68	$163	$221
Stock appreciation rights	1,677	2,545	2,025
Restricted stock	2,668	5,117	3,336
Performance stock	1,317	1,291	1,035
Total stock-based compensation expense	$5,730	$9,116	$6,617

Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income.

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10-year contractual terms.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions to determine fair value. Those key assumptions during the fiscal year 2021, 2020 and 2019 grants are noted in the following table:

	Stock Options			SSARs
	2021	2020	2019	2021	2020	2019
Weighted-average expected volatility	39.4%	34.4%	36.5%	39.2%	34.6%	37.6%
Weighted-average expected life in years	4.4	4.5	4.5	4.2	4.7	5.2
Weighted-average dividend yield	0.9%	1.0%	1.1%	0.9%	1.0%	1.1%
Weighted-average risk free interest rate	0.2%	1.6%	2.7%	0.2%	1.6%	2.7%

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

Stock Options

A summary of stock option activity for the fiscal year ended June 30, 2021, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2020	18,901	$70.38
Granted	2,860	$139.84
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2021	21,761	$79.51	5.5	$835
Exercisable at June 30, 2021	17,510	$68.36	4.8	$804

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2021, 2020 and 2019, was $41.92, $17.42 and $24.12, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2021, 2020 and 2019, was $0, $1.3 million, and $0.7 million, respectively.

As of June 30, 2021, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SSARs

A summary of SSARs activity for the fiscal year ended June 30, 2021, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2020	122,604	$95.57
Granted	64,100	$139.84
Exercised	(2,567)	$83.45
Forfeited	—	$—
Outstanding at June 30, 2021	184,137	$111.15	7.7	$2,682
Exercisable at June 30, 2021	76,287	$86.32	6.3	$2,283

The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $40.92, $32.33 and $26.37, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2021, 2020 and 2019, was $0.1 million, $4.6 million, and $2.8 million, respectively.

As of June 30, 2021, there was approximately $2.4 million of total unrecognized stock-based compensation expense related to unvested SSARs, which is expected to be recognized over a weighted-average period of 1.8 years.

Other Stock-based Compensation

Performance Shares

During fiscal year 2021, officers and certain employees were granted shares of restricted common stock that can only be earned upon the achievement of certain pre-defined performance measures. Specifically, for performance shares granted in fiscal year 2021, one-half of the shares awarded may vest upon our achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”). The second one-half of performance shares granted in fiscal year 2021 may vest based on our total shareholder return (“TSR”) compared to the TSRs of other members of the VanEck Vectors Gold Miners ETF (GDX) (“TSR Shares”). GEO Shares and TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and TSR Shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

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

We measured the grant date fair value of the TSR Shares using a Monte Carlo valuation model. The fair value of the TSR Shares ($82.30 per share) is multiplied by the target number (100%) of TSR Shares granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR Shares is amortized on a straight-line basis

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the requisite service period, or three years. Stock-based compensation expense for the TSR Shares is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied. We will reverse previously recognized stock-based compensation expense attributable to the TSR Shares only if the requisite service period is not met.

A summary of the status of our unvested Performance Shares at maximum (200%) attainment for the fiscal year ended June 30, 2021, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2020	144,912	$80.59
Granted	35,380	$111.07
Vested	(4,850)	$74.97
Forfeited	—	$—
Non-attainment	(21,040)	$71.44
Outstanding at June 30, 2021	154,402	$88.99

As of June 30, 2021, total unrecognized stock-based compensation expense related to Performance Shares was approximately $2.1 million, which is expected to be recognized over the average remaining vesting period of 2.1 years.

Restricted Stock

Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During fiscal year 2021, officers and certain employees were granted 19,630 shares of Restricted Stock. Restricted Stock granted to officers and certain employees vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also, our non-executive directors were granted 6,744 shares of Restricted Stock during fiscal year 2021. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service.

A summary of the status of our unvested Restricted Stock for the fiscal year ended June 30, 2021, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2020	96,047	$90.40
Granted	26,104	$138.67
Vested	(25,621)	$80.85
Forfeited	—	$—
Outstanding at June 30, 2021	96,530	$105.99

As of June 30, 2021, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $4.1 million, which is expected to be recognized over the weighted-average vesting period of 3.2 years.

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

The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Fiscal Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Net income attributable to Royal Gold common stockholders	$302,532	$199,343	$93,825
Weighted-average shares for basic EPS	65,546,400	65,523,024	65,394,627
Effect of other dilutive securities	81,191	120,366	110,908
Weighted-average shares for diluted EPS	65,627,591	65,643,390	65,505,535
Basic EPS	$4.61	$3.04	$1.43
Diluted EPS	$4.60	$3.03	$1.43

11. INCOME TAXES

For financial reporting purposes, Income before income taxes includes the following components:

	Fiscal Year Ended June 30,
	2021	2020	2019

	(Amounts in thousands)
United States	$130,175	$35,446	$(3,776)
Foreign	209,468	157,150	110,353
	$339,643	$192,596	$106,577

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Income tax expense (benefit) consisted of:

	Fiscal Year Ended June 30,
	2021	2020	2019

	(Amounts in thousands)
Current:
Federal	$38,146	$18,320	$(6,974)
State	867	347	(13)
Foreign	(2,602)	10,078	26,230
	$36,411	$28,745	$19,243
Deferred and others:
Federal	$376	$(1,047)	$916
State	(2)	(19)	17
Foreign	82	(31,333)	(2,678)
	$456	$(32,399)	$(1,745)
Total income tax expense (benefit)	$36,867	$(3,654)	$17,498

The provision for income taxes for the fiscal years ended June 30, 2021, 2020 and 2019, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences:

	Fiscal Year Ended June 30,
	2021	2020	2019

	(Amounts in thousands)
Total expense (benefit) computed by applying federal rates	$71,325	$40,445	$22,381
State and provincial income taxes, net of federal benefit	874	304	135
Excess depletion	(1,812)	(1,291)	(867)
Estimates for uncertain tax positions	(26,179)	(11,146)	3,180
Statutory tax attributable to non-controlling interest	(72)	654	1,013
Effect of foreign earnings	(7,659)	(8,249)	(6,921)
Unrealized foreign exchange gains	(616)	(286)	(38)
Effects of Swiss income tax reform	—	(72,669)	—
Changes in estimates	(858)	24	(1,538)
Valuation allowance	1,284	47,840	(47)
Other	580	720	200
Total income tax expense (benefit)	$36,867	$(3,654)	$17,498

The effective tax rate for the fiscal year ended June 30, 2021, includes the release of uncertain tax positions resulting from settlement agreements with foreign tax authorities. The effective tax rate for the fiscal year ended June 30, 2020, was primarily impacted by the Federal Act on Tax Reform and AHV Financing in Switzerland and the release of an uncertain tax position resulting from a settlement agreement with a foreign tax authority.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities at June 30, 2021 and 2020, are as follows:

	2021	2020

	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation	$1,500	$1,313
Net operating losses	74	104
Foreign tax credits	24,615	17,159
Amortizable tax goodwill	62,191	67,287
Other	4,608	7,713
Total deferred tax assets	92,988	93,576
Valuation allowance	(61,888)	(60,604)
Net deferred tax assets	$31,100	$32,972
Deferred tax liabilities:
Mineral property basis	$(70,352)	$(67,639)
Unrealized foreign exchange gains	(582)	(582)
Investment in Peak Gold joint venture	—	(3,955)
Other	(172)	(346)
Total deferred tax liabilities	(71,106)	(72,522)
Total net deferred taxes	$(40,006)	$(39,550)

We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized. As of June 30, 2021, and 2020, we recorded a valuation allowance of $61.9 million and $60.6 million, respectively. The valuation allowance remaining at June 30, 2021 is attributable to US foreign tax credits, Swiss amortizable tax goodwill, and capital loss and other tax attribute carryforwards in non-US subsidiaries.

At June 30, 2021 and 2020, we had $0.1 million of net operating loss carry forwards. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty-year carry forward period. As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

As of June 30, 2021, and 2020, we had $0.7 million and $25.4 million of unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact our effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the fiscal years ended June 30, 2021, 2020 and 2019 is as follows:

	2021	2020	2019

	(Amounts in thousands)
Total gross unrecognized tax benefits at beginning of year	$25,389	$36,547	$36,346
Additions / Reductions for tax positions of current year	—	537	1,709
Additions / Reductions for tax positions of prior years	(812)	(694)	(912)
Reductions due to settlements with taxing authorities	(23,925)	(11,001)	(596)
Total amount of gross unrecognized tax benefits at end of year	$652	$25,389	$36,547

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2017. As a result of possible settlements with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits may decrease to $0 in the next 12 months.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. At June 30, 2021 and 2020, the amount of accrued income-tax-related interest and penalties was $0.3 million and $12.6 million, respectively. The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Our supplemental cash flow information for the fiscal years ended June 30, 2021, 2020 and 2019 is as follows:

	2021	2020	2019

	(Amounts in thousands)
Cash paid during the period for:
Interest	$3,510	$4,900	$10,638
Income taxes, net of refunds	$58,970	$31,555	$44,435
Non-cash investing and financing activities:
Dividends declared	$77,416	$72,463	$68,473

13. FAIR VALUE MEASUREMENTS

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

	As of June 30, 2021
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$3,082	$3,082	$—	$3,082	$—
(2)	Included in Other assets on our consolidated balance sheets.

The carrying value of our revolving credit facility (Note 6) approximates fair value as of June 30, 2021. The warrants issued by TriStar (Note 5) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

As of June 30, 2021, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

14. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of our total revenue for any of fiscal years ended June 30 2021, 2020 or 2019 were as follows (revenue amounts in thousands):

	2021		2020		2019
		Percentage of		Percentage of		Percentage of
		total		total		total
Operator	Revenue	revenue	Revenue	revenue	Revenue	revenue
Barrick	$157,972	25.7%	$125,458	25.2%	$99,283	23.5%
Centerra	156,938	25.5%	131,425	26.3%	101,011	23.9%
Teck	82,164	13.3%	74,219	14.9%	69,264	16.4%

15. SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) as of June 30, 2021 and 2020 are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2021			As of June 30, 2020
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$624,212	$252,547	$876,759	$702,732	$189,855	$892,587
Dominican Republic	366,698	—	366,698	406,469	—	406,469
Chile	256,604	224,116	480,720	277,661	223,922	501,583
Africa	291,112	321	291,433	215,463	321	215,784
Mexico	—	66,867	66,867	—	75,951	75,951
United States	—	112,817	112,817	—	159,445	159,445
Australia	—	28,117	28,117	—	30,006	30,006
Rest of world	12,038	26,709	38,747	12,038	25,050	37,088
Total	$1,550,664	$711,494	$2,262,158	$1,614,363	$704,550	$2,318,913

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$423,989	$92,898	$—	$150,594	$180,497
Royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$359,868	$83,890	$—	$144,678	$131,300
Royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

	Fiscal Year Ended June 30, 2019
	Revenue	Cost of sales	Production taxes	Depletion	Segment gross profit
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Royalty interests	117,232	—	4,112	35,086	78,034
Total	$423,056	$77,535	$4,112	$162,856	$178,553

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Fiscal Year Ended June 30
	2021	2020	2019
Total segment gross profit	$333,002	$236,058	$178,553

Costs and expenses
General and administrative expenses	28,387	30,195	30,488
Exploration costs	563	5,190	7,158
Depreciation	356	387	200
Impairment of royalty interests	—	1,341	—
Total costs and expenses	29,306	37,113	37,846
Gain on sale of Peak Gold JV interest	33,906	—	—
Operating income	337,602	198,945	140,707
Fair value changes in equity securities	6,017	1,418	(6,800)
Interest and other income	2,443	2,046	2,320
Interest and other expense	(6,419)	(9,813)	(29,650)
Income before income taxes	$339,643	$192,596	$106,577

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our revenue by reportable segment for the fiscal year’s ended June 30, 2021, 2020, and 2019 is geographically distributed as shown in the following table (amounts in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Stream interests:
Canada	$190,537	$158,736	$123,152
Dominican Republic	115,583	96,978	82,844
Chile	82,164	74,219	69,264
Africa	35,705	29,935	30,564
Total stream interests	$423,989	$359,868	$305,824

Royalty interests:
United States	$68,611	$48,692	$34,845
Canada	31,671	30,524	32,602
Mexico	58,212	32,731	27,224
Australia	21,466	15,252	12,806
Africa	2,801	2,575	1,416
Chile	—	—	—
Rest of world	9,106	9,177	8,339
Total royalty interests	$191,867	$138,951	$117,232
Total revenue	$615,856	$498,819	$423,056

16. COMMITMENTS AND CONTINGENCIES

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

On April 7, 2021, we made a seventh advance payment of $10.6 million toward the option silver stream which increased our right to receive payable silver produced from Khoemacau from a rate of 80% to 84% until the delivery of approximately 33.6 million silver ounces, and 42% (from 40%) thereafter. Additionally, on April 7, 2021, KCM drew $18.0 million on a $25.0 million subordinated debt facility we provided. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11% and requires mandatory repayment upon certain events.

As of June 30, 2021, we have remaining committed funding of $49.4 million to KCM in the form of $42.4 million of additional stream financing and $7.0 million of debt, both of which may be drawn at the election of KCM prior to the completion of construction. On July 7, 2021, KCM drew the remaining $7.0 million amount on the subordinated debt facility, reducing our remaining committed funding to $42.4 million of additional advance payments. KCM has indicated that it does not expect to draw any material amounts from this remaining committed funding.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ilovica Gold Stream Acquisition

As of June 30, 2021, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition in October 2014, remains subject to certain conditions.

17. SUBSEQUENT EVENTS

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the NX Gold Mine in Brazil (“NX Gold Stream”) with Ero Gold Corporation, a wholly-owned subsidiary of Ero Copper Corporation, and certain of its affiliates (together, “Ero”).

On August 6, 2021, we made an advance payment of $100 million upon closing of the transaction. We will make up to an additional $10 million of further payments from the beginning of calendar year 2022 through the end of calendar year 2024 depending on meeting success-based targets related to regional exploration and resource additions. In return, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter.

A delivery of approximately 2,500 ounces of gold based on mine production through to closing is expected to be received from Ero within five business days of closing the transaction.

Red Chris Royalty Acquisition

On August 11, 2021, we acquired a 1.0% net smelter return royalty covering approximately 5,100 hectares which include the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG.

The Red Chris Mine is an operating open pit mine producing gold, copper and silver, and is located on the northern edge of the Skeena Mountains. The mine is owned and operated by the Red Chris JV, which is owned 70% by Newcrest Mining Ltd. (“Newcrest”) and 30% by Imperial Metals Corporation, in which Newcrest is the operator.

Fiscal year end change

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31 effective as of December 31, 2021. As a result, we expect to file a Transitional Report on Form 10-KT in early 2022 for the six-month stub period from July 1, 2021, to December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To the Shareholders and the Board of Directors of Royal Gold, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes, and our report dated August 12, 2021 expressed an unqualified opinion thereon.

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

August 12, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after June 30, 2021, and is incorporated by reference into this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after June 30, 2021, and is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after June 30, 2021, and is incorporated by reference into this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after June 30, 2021, and is incorporated by reference into this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our proxy statement for our 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after June 30, 2021, and is incorporated by reference into this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

(b)  Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 3, 2018, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, amended as of August 9, 2021 (filed as Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K on August 11, 2021, and incorporated herein by reference)

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

4.1	Description of capital stock (filed as Exhibit 4.2 to Royal Gold’s Quarterly Report on Form 10-Q on November 7, 2019, and incorporated herein by reference)

10.1▲	2015 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

10.2▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

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

10.5▲

Employment Contract effective January 1, 2019, by and between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on January 7, 2019, and incorporated herein by reference).

10.6▲

Addendum to the Employment Contract, dated March 4, 2021, between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Form 8-K filed on March 8, 2021, and incorporated herein by reference)

10.7▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of Paul Libner and Randy Shefman (filed as Exhibit 10.1 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, and incorporated herein by reference).

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

10.10▲

Performance Share Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan in the form entered into by and between Royal Gold, Inc. and Daniel Breeze (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 2, 2019, and incorporated herein by reference)

10.11▲

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

10.14▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.15▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.16▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.17▲

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

10.19

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2017, and incorporated herein by reference)

Exhibit Number	Description
10.20

Revolving Facility Credit Agreement Amendment, dated May 15, 2018, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.38 to Royal Gold’s Annual Report on Form 10-K filed on August 9, 2018, and incorporated herein by reference)

10.21

Second Amendment to Revolving Facility Credit Agreement dated June 3, 2019, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc. RGLD UK Holdings Limited, the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2019, and incorporated herein by reference)

10.22

Amendment No. 3 to Revolving Facility Credit Agreement dated as of September 20, 2019, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference)

10.23

Amendment No. 4 to Revolving Facility Credit Agreement dated as of July 7, 2021, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference)

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

101*

The following financial statements from Royal Gold, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	The cover page from Royal Gold, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Filed or furnished herewith.

▲	Identifies a management contract or compensation plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include this summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 12, 2021	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: August 12, 2021	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 12, 2021	By:	/s/ William Hayes
William Hayes
Chairman

Date: August 12, 2021	By:	/s/ Fabiana Chubbs
Fabiana Chubbs
Director

Date: August 12, 2021	By:	/s/ Kevin McArthur
Kevin McArthur
Director

Date: August 12, 2021	By:	/s/ Jamie Sokalsky
Jamie Sokalsky
Director

Date: August 12, 2021	By:	/s/ Ronald Vance
Ronald Vance
Director

Date: August 12, 2021	By:	/s/ Sybil Veenman
Sybil Veenman
Director