Form 10-Q
period 2021-09-30
ROYAL GOLD INC
filed 2021-11-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

There were 65,637,291 shares of Royal Gold common stock outstanding as of October 28, 2021.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	September 30,	June 30,
	2021	2021
ASSETS
Cash and equivalents	$160,208	$225,916
Royalty receivables	52,959	47,242
Income tax receivable	4,081	4,520
Stream inventory	12,222	17,684
Prepaid expenses and other	2,613	1,773
Total current assets	232,083	297,135
Stream and royalty interests, net (Note 3)	2,476,630	2,262,158
Other assets	96,964	92,312
Total assets	$2,805,677	$2,651,605
LIABILITIES
Accounts payable	$5,471	$6,398
Dividends payable	19,690	19,681
Income tax payable	23,933	14,479
Other current liabilities	11,170	11,525
Total current liabilities	60,264	52,083
Debt (Note 5)	95,403	—
Deferred tax liabilities	87,687	88,000
Uncertain tax positions	890	910
Other liabilities	6,920	7,197
Total liabilities	251,164	148,190
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,563,802 and 65,551,061 shares outstanding, respectively	656	656
Additional paid-in capital	2,204,457	2,203,863
Accumulated earnings	336,734	286,249
Total Royal Gold stockholders’ equity	2,541,847	2,490,768
Non-controlling interests	12,666	12,647
Total equity	2,554,513	2,503,415
Total liabilities and equity	$2,805,677	$2,651,605

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended
	September 30,	September 30,
	2021	2020
Revenue (Note 6)	$174,431	146,880

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	27,230	21,902
General and administrative	7,129	7,454
Production taxes	2,054	1,355
Exploration costs	—	563
Depreciation, depletion and amortization	50,611	46,300
Total costs and expenses	87,024	77,574

Gain on sale of Peak Gold JV interest	—	33,906
Operating income	87,407	103,212

Fair value changes in equity securities	176	2,539
Interest and other income	819	421
Interest and other expense	(1,908)	(1,875)
Income before income taxes	86,494	104,297

Income tax (expense) benefit	(16,028)	2,377
Net income and comprehensive income	70,466	106,674
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(290)	265
Net income and comprehensive income attributable to Royal Gold common stockholders	$70,176	$106,939
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.07	$1.63
Basic weighted average shares outstanding	65,556,608	65,537,714
Diluted earnings per share	$1.07	$1.63
Diluted weighted average shares outstanding	65,627,845	65,632,689
Cash dividends declared per common share	$0.30	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended September 30, 2021 and 2020

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415
Stock-based compensation and related share issuances	12,741	—	594	—	—	594
Distributions to non-controlling interests	—	—	—	—	(271)	(271)
Net income and comprehensive income	—	—	—	70,176	290	70,466
Dividends declared	—	—	—	(19,691)	—	(19,691)
Balance at September 30, 2021	65,563,802	$656	$2,204,457	$336,734	$12,666	$2,554,513

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2020	65,631,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	14,318	1	105	—	—	106
Sale of Peak Gold JV interest	—	—	(10,829)	—	(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(261)	(261)
Net income (loss) and comprehensive income (loss)	—	—	—	106,939	(265)	106,674
Dividends declared	—	—	—	(18,370)	—	(18,370)
Balance at September 30, 2020	65,645,606	$656	$2,199,705	$149,702	$13,158	$2,363,221

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net income and comprehensive income	$70,466	$106,674
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	50,611	46,300
Gain on sale of Peak Gold JV interest	—	(33,906)
Non-cash employee stock compensation expense	1,503	1,493
Fair value changes in equity securities	(176)	(2,539)
Deferred tax benefit	(396)	(10,545)
Other	845	111
Changes in assets and liabilities:
Royalty receivables	(5,718)	(5,884)
Stream inventory	5,463	(5,488)
Income tax receivable	439	(1,864)
Prepaid expenses and other assets	(1,026)	260
Accounts payable	(927)	(235)
Income tax payable	9,454	12,408
Uncertain tax positions	(20)	(12,196)
Other liabilities	(633)	(437)
Net cash provided by operating activities	$129,885	$94,152

Cash flows from investing activities:
Acquisition of stream and royalty interests	(265,000)	(11,304)
Khoemacau subordinated debt facility	(7,000)	—
Proceeds from sale of Peak Gold JV interest	—	49,154
Proceeds from sale of Contango shares	—	12,146
Other	(733)	(339)
Net cash (used in) provided by investing activities	$(272,733)	$49,657

Cash flows from financing activities:
Repayment of debt	—	(30,000)
Borrowings from revolving credit facility	100,000	—
Net payments from issuance of common stock	(909)	(1,389)
Common stock dividends	(19,682)	(18,365)
Other	(2,269)	(67)
Net provided by (used in) financing activities	$77,140	$(49,821)
Net (decrease) increase in cash and equivalents	(65,708)	93,988
Cash and equivalents at beginning of period	225,916	319,128
Cash and equivalents at end of period	$160,208	$413,116

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS

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

Change in Fiscal Year End

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2021. As a result, we expect to file a Transitional Report on Form 10-KT in early 2022 for the six-month transition period from July 1, 2021, to December 31, 2021.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the six-month transition period ending December 31, 2021. These interim unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the Securities and Exchange Commission on August 12, 2021 (“Fiscal 2021 10-K”).

Recent Accounting Standards

We have evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and do not believe the future adoption of any such standards will have a material impact on our consolidated financial statements.

2.    ACQUISITIONS AND DISPOSITIONS

Red Chris Royalty Acquisition

On August 11, 2021, we acquired a 1.0% net smelter return royalty covering approximately 5,100 hectares, which includes the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG.

The Red Chris Mine is an operating open pit mine producing gold, copper and silver, and is located on the northern edge of the Skeena Mountains. The mine is owned and operated by a joint venture (the “Red Chris JV”), which is owned 70% by Newcrest Mining Ltd. (“Newcrest”) and 30% by Imperial Metals Corporation, in which Newcrest is the operator.

The Red Chris royalty acquisition has been accounted for as an asset acquisition. The $165 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. Approximately $116.1 million and $48.9 million was allocated to production stage and exploration stage royalty interest, respectively, as of September 30,

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2021. The acquisition cost of the production stage Red Chris royalty will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Newcrest.

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the operating underground NX Gold Mine in Brazil (“NX Gold Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates (together, “Ero”).

On August 6, 2021, we made an advance payment of $100 million upon closing the transaction. In exchange for the consideration provided, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter. Per the purchase agreement, we may make up to an additional $10 million of advance payments from the beginning of calendar 2022 through the end of calendar 2024 based on Ero meeting success-based targets related to regional exploration and resource additions.

The NX Gold Stream has been accounted for as an asset acquisition. The $100 million advance payment, plus direct acquisition costs, have been recorded and allocated between production and exploration stage stream interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. Approximately $54.9 million and $45.1 million was allocated to production stage and exploration stage stream interest, respectively, as of September 30, 2021.The acquisition cost of the production stage NX Gold Stream will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Ero.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of September 30, 2021, and June 30, 2021.

As of September 30, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(320,831)	$469,804
Pueblo Viejo	610,404	(252,167)	358,237
Andacollo	388,182	(134,661)	253,521
Khoemacau	223,496	(78)	223,418
Rainy River	175,727	(46,106)	129,621
Wassa	146,475	(81,958)	64,517
Other	54,933	(2,420)	52,513
Total production stage stream interests	2,389,852	(838,221)	1,551,631

Production stage royalty interests:
Voisey's Bay	205,724	(111,535)	94,189
Red Chris	116,105	—	116,105
Peñasquito	99,172	(51,552)	47,620
Cortez	80,681	(21,368)	59,313
Other	442,995	(384,488)	58,507
Total production stage royalty interests	944,677	(568,943)	375,734
Total production stage stream and royalty interests	3,334,529	(1,407,164)	1,927,365

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,756	—	54,756
Total development stage stream and royalty interests	112,214	—	112,214

Exploration stage stream interests:
NX Gold	45,067	—	45,067
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610		29,610
Other	135,789	—	135,789
Total exploration stage stream and royalty interests	437,051	—	437,051
Total stream and royalty interests, net	$3,883,794	$(1,407,164)	$2,476,630

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(300,378)	$490,257
Pueblo Viejo	610,404	(243,706)	366,698
Andacollo	388,182	(131,578)	256,604
Rainy River	175,727	(41,772)	133,955
Wassa	146,475	(78,865)	67,610
Total production stage stream interests	2,111,423	(796,299)	1,315,124

Production stage royalty interests:
Voisey's Bay	205,724	(109,850)	95,874
Peñasquito	99,172	(50,176)	48,996
Cortez	80,681	(19,128)	61,553
Other	442,871	(381,191)	61,680
Total production stage royalty interests	828,448	(560,345)	268,103
Total production stage stream and royalty interests	2,939,871	(1,356,644)	1,583,227

Development stage stream interests:
Khoemacau	223,502	—	223,502
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,423	—	45,423
Other	54,755	—	54,755
Total development stage stream and royalty interests	335,717	—	335,717

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Côté	29,610	—	29,610
Other	135,914	—	135,914
Total exploration stage royalty interests	343,214	—	343,214
Total stream and royalty interests, net	$3,618,802	$(1,356,644)	$2,262,158

COVID-19 Pandemic

At times since early 2020, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

4.  MARKETABLE EQUITY SECURITIES

As of September 30, 2021, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities increased $0.2 million and $2.5 million for the three months ended September 30, 2021, and 2020, respectively, and these changes are included in Fair value changes in equity securities on our consolidated statements of operation and comprehensive income. The carrying value of our marketable equity

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

securities as of September 30, 2021, and June 30, 2021, was $3.3 million and $3.1 million, respectively, and is included in Other assets on our consolidated balance sheets.

5.    DEBT

Our debt as of September 30, 2021, and June 30, 2021, consists of the following:

	As of September 30, 2021			As of June 30, 2021
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs[1]	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$100,000	$(4,597)	$95,403	$—	$(3,443)	$(3,443)
Total debt	$100,000	$(4,597)	$95,403	$—	$(3,443)	$(3,443)

(1) Included in Other assets on our consolidated balance sheets.

Revolving credit facility

As of September 30, 2021, we had $100 million outstanding and $900 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of September 30, 2021, was LIBOR plus 1.10% for an all-in rate of 1.21%. Interest expense recognized on the revolving credit facility for the three months ended September 30, 2021, and 2020, was approximately $1.0 million and $1.3 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of September 30, 2021.

On July 7, 2021, we entered into a fourth amendment to our revolving credit facility dated June 2, 2017. The amendment extends the maturity date from June 3, 2024, to July 7, 2026, adds provisions to provide for the eventual replacement of LIBOR and makes certain changes to the lenders under the agreement.

On October 8, 2021, we repaid $50 million of the outstanding borrowings under our revolving credit facility. This increased the amount available under our revolving credit facility to $950 million and decreased the amount outstanding to $50 million.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Fiscal 2021 10-K. For the three months ended September 30, 2021, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2021, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2021	2020
Stream revenue:
Gold	$83,318	$83,597
Silver	13,877	10,898
Copper	18,726	12,008
Total stream revenue	$115,921	$106,503
Royalty revenue:
Gold	$43,417	$26,904
Silver	3,952	3,441
Copper	4,967	4,060
Other	6,174	5,972
Total royalty revenue	$58,510	$40,377
Total revenue	$174,431	$146,880

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
		September 30,	September 30,
	Metal(s)	2021	2020
Stream revenue:
Mount Milligan	Gold & Copper	$53,455	$34,620
Pueblo Viejo	Gold & Silver	27,198	31,270
Andacollo	Gold	11,601	23,509
Wassa	Gold	8,033	9,108
Khoemacau	Silver	107	—
Other	Gold & Silver	15,527	7,996
Total stream revenue		$115,921	$106,503
Royalty revenue:
Cortez	Gold	17,101	5,684
Peñasquito	Gold, Silver, Lead & Zinc	$12,212	$10,209
Other	Various	29,197	24,484
Total royalty revenue		$58,510	$40,377
Total revenue		$174,431	$146,880

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

7.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows:

	Three Months Ended
	September 30,	September 30,
	2021	2020

	(Amounts in thousands)
Stock options	$16	$15
Stock appreciation rights	414	371
Restricted stock	1,116	997
Performance stock	(43)	110
Total stock-based compensation expense	$1,503	$1,493

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2021, and 2020, we granted the following stock-based compensation awards:

	Three Months Ended
	September 30,	September 30,
	2021	2020

	(Number of shares)
Stock options	—	2,860
Stock appreciation rights	—	64,100
Restricted stock	50,604	26,104
Performance stock (at maximum 200% attainment)	73,200	35,380
Total equity awards granted	123,804	128,444

As of September 30, 2021, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Stock options	$78	1.8
Stock appreciation rights	2,019	1.6
Restricted stock	8,237	2.9
Performance stock	5,565	2.6

8.    EARNINGS PER SHARE (“EPS”)

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

The following tables summarize the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	September 30,	September 30,
	2021	2020
Net income attributable to Royal Gold common stockholders	$70,176	$106,939
Weighted-average shares for basic EPS	65,556,608	65,537,714
Effect of other dilutive securities	71,237	94,975
Weighted-average shares for diluted EPS	65,627,845	65,632,689
Basic EPS	$1.07	$1.63
Diluted EPS	$1.07	$1.63

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.    INCOME TAXES

	Three Months Ended
	September 30,	September 30,
	2021	2020

	(Amounts in thousands, except rate)
Income tax expense (benefit)	$16,028	$(2,377)
Effective tax rate	18.5%	(2.3)%

The effective tax rate for the three months ended September 30, 2020, included discrete tax benefits attributable to the settlement of an uncertain tax position with a foreign jurisdiction and the release of a valuation allowance related to deferred tax assets.

10.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of September 30, 2021			As of June 30, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$599,425	$415,213	$1,014,638	$624,212	$252,547	$876,759
Dominican Republic	358,237	—	358,237	366,698	—	366,698
Chile	253,521	224,116	477,637	256,604	224,116	480,720
Africa	287,935	321	288,256	291,112	321	291,433
Mexico	—	63,687	63,687	—	66,867	66,867
United States	—	110,153	110,153	—	112,817	112,817
Australia	—	27,788	27,788	—	28,117	28,117
Rest of world	109,618	26,616	136,234	12,038	26,709	38,747
Total	$1,608,736	$867,894	$2,476,630	$1,550,664	$711,494	$2,262,158

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$115,921	$27,230	$—	$41,922	$46,769
Royalty interests	58,510	—	2,054	8,597	47,859
Total	$174,431	$27,230	$2,054	$50,519	$94,628

	Three Months Ended September 30, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$106,503	$21,902	$—	$39,027	$45,574
Royalty interests	40,377	—	1,355	7,187	31,835
Total	$146,880	$21,902	$1,355	$46,214	$77,409
(1)	Excludes depreciation, depletion and amortization

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2021	2020
Total segment gross profit	$94,628	$77,409

Costs and expenses
General and administrative expenses	7,129	7,454
Exploration costs	—	563
Depreciation and amortization	92	86
Gain on sale of Peak Gold JV interest	—	33,906
Operating income	87,407	103,212
Fair value changes in equity securities	176	2,539
Interest and other income	819	421
Interest and other expense	(1,908)	(1,875)
Income before income taxes	$86,494	$104,297

Our revenue by reportable segment for the three months ended September 30, 2021, and 2020, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	September 30,	September 30,
	2021	2020
Stream interests:
Canada	$64,031	$41,586
Dominican Republic	27,198	31,270
Chile	11,601	23,509
Africa	8,679	10,138
Rest of world	4,412	—
Total stream interests	$115,921	$106,503

Royalty interests:
United States	$27,080	$13,698
Mexico	15,427	11,577
Canada	6,402	7,410
Australia	6,917	4,542
Africa	602	750
Rest of world	2,082	2,400
Total royalty interests	$58,510	$40,377
Total revenue	$174,431	$146,880

11.  FAIR VALUE MEASUREMENTS

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

	As of September 30, 2021
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$3,258	$3,258	$—	$3,258	$—
(1) Included in Other assets on our consolidated balance sheets.

The TriStar Gold Inc. warrants classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 5) approximates fair value as of September 30, 2021.

As of September 30, 2021, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.  COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Option Silver Stream

As of September 30, 2021, Royal Gold has remaining committed funding of $42.4 million as part of our Khoemacau silver stream acquisition, which may be drawn at the election of Khoemacau Copper Mining (Pty.) Limited (“KCM”) prior to the completion of construction. Refer to our Fiscal 2021 10-K for further details on the Khoemacau silver stream acquisition and subordinated debt facility. Additionally, on October 8, 2021 we made an advance payment of $15.9 million toward the option stream which increased our right to receive payable silver produced from Khoemacau from a rate of 84% to 90% until delivery of approximately 36.0 million silver ounces, and 45% (from 42%) thereafter.

Subordinated Debt Facility

On July 7, 2021, KCM drew the remaining $7.0 million on the $25.0 million subordinated debt facility provided by Royal Gold. The subordinated debt facility has a term of seven years, carries interest at a rate of LIBOR +11% and requires mandatory repayment upon certain events. As of September 30, 2021, $25.0 million was outstanding on the subordinated debt facility and is included in Other assets in our consolidated balance sheets.

Ilovica Gold Stream Acquisition

As of September 30, 2021, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Fiscal 2021 10-K.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2021, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 66% of our total revenue for the three months ended September 30, 2021, and 73% for the three months ended September 30, 2020. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2021, we owned royalty interests on 36 producing properties, 15 development stage properties and 130 exploration stage properties, of which we consider 51 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineralized material and on which operators are engaged in the search for reserves. Royalty interests accounted for 34% of our total revenue for the three months ended September 30, 2021, and 27% for the three months ended September 30, 2020.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and we generally are not required to contribute to capital costs, environmental costs or other operating costs on those properties.

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

For the three months ended September 30, 2021, and 2020, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,790	73%	$1,909	75%
Silver ($/ounce)	$24.36	10%	$24.26	10%
Copper ($/pound)	$4.25	14%	$2.96	11%
Other	N/A	3%	N/A	4%

COVID-19 Pandemic

At times since early 2020, several of our operating counterparties have instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. For the most part, our results of operations and financial condition have not been materially impacted by these measures to date. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the operating underground NX Gold Mine in Brazil with Ero.

On August 6, 2021, we made an advance payment of $100 million upon closing the transaction. In exchange for the consideration paid upon closing, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter. We may also make up to an additional $10 million in advance payments from the beginning of calendar 2022 through the end of calendar 2024 based on Ero meeting success-based targets related to regional exploration and resource additions.

Change in Fiscal Year End

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2021. As a result, we expect to file a Transitional Report on Form 10-KT in early 2022 for the six-month transition period from July 1, 2021, to December 31, 2021.

Red Chris Royalty Acquisition

On August 11, 2021, we acquired a 1.0% net smelter return royalty covering approximately 5,100 hectares, which include the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG.

The Red Chris Mine is an operating open pit mine producing gold, copper and silver and is located on the northern edge of the Skeena Mountains. The mine is owned and operated by the Red Chris JV, which is owned 70% by Newcrest and 30% by Imperial Metals Corporation, in which Newcrest is the operator.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2021

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2021, as well as actual production through September 30, 2021, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2021

Principal Producing Properties

	Calendar Year 2021 Operator’s Production			Calendar Year 2021 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	N/A			28,300
Mount Milligan(4)	180,000 - 200,000			97,300
Copper			70 - 80 Million			38.4 Million
Pueblo Viejo(5)	470,000 - 510,000	N/A		381,000	N/A
Wassa(6)	145,000 - 155,000			116,800
Khoemacau(7)		N/A			N/A
Royalty:
Cortez(8)	350,000 - 375,000			248,000
Peñasquito(9)	660,000	30 Million		520,000	23.6 Million
Lead			190 Million			138 Million
Zinc			475 Million			325 Million
(1)	Production estimates received from our operators are for calendar 2021. There can be no assurance that production estimates received from the operators will be achieved.

(2)	Actual production figures are provided by our operators and cover the period from January 1, 2021, through September 30, 2021, unless otherwise noted in footnotes to this table.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate. The actual production figures cover the period January 1, 2021, through June 30, 2021.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated production figure shown for Wassa is payable gold in doré.

(7)	The estimated and actual production figures for Khoemacau are not available through the ramp-up period.

(8)	Production from Cortez subject to Royal Gold’s royalty interests.

(9)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 6,400 ounces for the three months ended September 30, 2021, compared to approximately 13,700 ounces for the three months ended September 30, 2020. The decrease in deliveries resulted from differences in the timing of shipments and settlements during the periods.

Teck expects grades to continue to decline towards reserve grades in calendar 2021 and future years. The current life of mine for Andacollo is expected to continue until calendar 2035. Additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

First concentrate was shipped in mid-July from the long-life Khoemacau project in Botswana and we received our first silver stream deliveries of approximately 105,800 ounces during the three months ended September 30, 2021.

According to KCM, construction at Khoemacau is substantially complete and activity is focused on ramping up to full production levels. Progress within the mine has been slower than planned due to underground equipment operator shortages caused by international travel restrictions, the late arrival of key underground equipment caused by COVID-19 considerations and recent unrest in South Africa, and typical ramp up issues related to drilling and blasting of the first stopes. With an improvement in the availability of operators, all required equipment now on site, and experience gained from mining the first stopes, progress is being made on resolving these issues and mining rates have steadily improved to approximately 40% of the target mining rate of 10,000 tonnes per day at the end of October. Stope mining began in September and ground conditions, ore body grades and widths are all in line with expectations.

KCM reported that progress in the process plant has also been in line with expectations, and nameplate capacity of 10,000 tonnes per day was reached consistently for discrete periods during the commissioning period using stockpiled ore. Recoveries in October reached 85% for copper and 81% for silver and are expected to reach target recoveries of 88% for copper and 84% for silver as the plant operations progress to steady state and with ongoing adjustments to the process. Copper concentrate produced so far has met required offtake specifications.

KCM expects that the mining rate will continue to ramp-up steadily and reach approximately 75% of target production at the end of the first calendar quarter of 2022, and full sustained production during the third calendar quarter of 2022. While the Government of Botswana lifted the COVID-19 state of emergency on September 30, 2021, KCM has advised that COVID-19 considerations, both locally and internationally, remain a risk to ramp-up progress.

On October 8, 2021, we acquired the right to receive a further 6% of the payable silver from Khoemacau with an advance payment of $15.9 million, which was requested by KCM to maintain appropriate working capital levels during the ramp up period. With project construction essentially complete, KCM has advised that it is well advanced in closing out all major project contracts and there is limited scope for change to the remaining project capital cost to completion. We have remaining committed funding of $26.5 million to KCM in the form of additional advance payments under the stream, which may be drawn at the election of KCM prior to the earlier of completion of development or 60 days after the start of commercial production. KCM has advised that it expects to have sufficient working capital available through the ramp-up period and it does not expect to draw materially on this remaining available funding.

With the results experienced during the ramp-up period, KCM continues to expect that Khoemacau will produce 155,000 to 165,000 tonnes of high-grade copper and silver concentrate a year, containing approximately 60,000 to 65,000 tonnes of payable copper and 1.8 to 2.0 million ounces of payable silver, over an approximate 20-year mine life.

We hold the right to receive 90% of the payable silver produced from Khoemacau until the delivery of approximately 36.0 million silver ounces, and 45% thereafter. We will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill throughput levels above 13,000 tonnes per day (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 10,800 ounces for the three months ended September 30, 2021, compared to approximately 19,600 ounces for the three months ended September 30, 2020. Copper stream deliveries from Mount Milligan were approximately 2.6 million pounds during the three months ended September 30, 2021, compared to approximately 5.8 million pounds during the three months ended September 30, 2020. The decrease in deliveries resulted from differences in the timing of shipments and settlements during the periods.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 9,200 ounces for the three months ended September 30, 2021, compared to approximately 9,400 ounces for the three months ended September 30, 2020. Silver stream deliveries were approximately 396,500 ounces for the three months ended September 30, 2021, compared to 408,600 ounces for the three months ended September 30, 2020.

Silver deliveries during the three months ended September 30, 2021, included normal-course stream deliveries of approximately 377,800 ounces and previously deferred deliveries of approximately 18,700 ounces. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if silver recoveries fall below a fixed 70% recovery rate, with the delivery of those deferred ounces to be made in future periods as silver recovery allows. Temporary operational issues with the silver circuit caused recoveries to fall below the fixed 70% recovery rate starting in the quarter ended March 31, 2021, and continuing into the quarter ended June 30, 2021.  Barrick advised that it completed maintenance work on the silver recovery circuit in the quarter ended June 30, 2021, and made modifications to the silver circuit to further improve recoveries in the quarter ended September 30, 2021.  As of September 30, 2021, approximately 418,300 ounces remain deferred, and we expect delivery of these deferred ounces to continue over the next several quarters.

Barrick reported that the plant expansion project to increase throughput and allow the mine to maintain average annual gold production of approximately 800,000 ounces after calendar 2022 (on a 100% basis) is progressing well. Barrick also reported that production would end in 2030 without additional tailings storage capacity, but that work continues on a new tailings storage facility to extend the mine life until the 2040s. Barrick reported that the Government of the Dominican Republic has launched independent studies to review alternatives for a new tailings storage facility and that the Pueblo Viejo Joint Venture will be completing site investigations to improve confidence in the preferred options.

On October 19, 2021, Barrick reported that Pueblo Viejo is on track to deliver production guidance for calendar 2021 of 470,000 to 510,000 ounces of gold (60% interest).

Wassa

Gold stream deliveries from Wassa were approximately 4,300 ounces for the three months ended September 30, 2021, compared to approximately 4,000 ounces for the three months ended September 30, 2020.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was approximately 99,600 ounces of gold for the three months ended September 30, 2021, compared to approximately 37,600 ounces of gold for the three months ended September 30, 2020. The increase was a result of production ramping up at the Crossroads deposit.

Peñasquito

During the three months ended September 30, 2021, gold production at Peñasquito was approximately 170,400 ounces; silver production was approximately 7.79 million ounces; lead production was approximately 41.9 million pounds; and zinc production was approximately 98.3 million pounds. During the three months ended September 30, 2020, gold production was approximately 130,700 ounces; silver production was approximately 6.38 million ounces; lead production was approximately 41.7 million pounds; and zinc production was approximately 98.0 million pounds. According to Newmont, the increase in production was primarily attributable to higher mill throughput and higher recoveries.

Results of Operations

Quarter Ended September 30, 2021, Compared to Quarter Ended September 30, 2020

For the quarter ended September 30, 2021, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $70.2 million, or $1.07 per basic and diluted share, as compared to net income of $106.9 million, or $1.63 per basic and diluted share, for the quarter ended September 30, 2020. The decrease in net income was primarily attributable to a one-time gain attributable to the sale of our Peak Gold JV interest in the prior comparable period. This decrease was partially offset by an increase in revenue, as discussed below.

For the quarter ended September 30, 2021, we recognized total revenue of $174.4 million, comprised of stream revenue of $115.9 million and royalty revenue of $58.5 million at an average gold price of $1,790 per ounce, an average silver price of $24.36 per ounce and an average copper price of $4.25 per pound. This is compared to total revenue of $146.9 million for the three months ended September 30, 2020, comprised of stream revenue of $106.5 million and royalty revenue of $40.4 million, at an average gold price of $1,909 per ounce, an average silver price of $24.26 per ounce and an average copper price of $2.96 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2021			September 30, 2020
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Mount Milligan		$53,455				$34,620
	Gold		19,300	oz.			11,800	oz.
	Copper		4.4	Mlbs.			4.1	Mlbs.
Pueblo Viejo		$27,198				$31,270
	Gold		9,800	oz.			11,100	oz.
	Silver		386,500	oz.			451,200	oz.
Andacollo	Gold	$11,601	6,500	oz.		$23,509	12,200	oz.
Wassa	Gold	$8,033	4,500	oz.		$9,108	4,900	oz.
Khoemacau	Silver	$107	4,500	oz.	$	N/A	N/A
Other(3)		$15,527				$7,996
	Gold		6,300	oz.			4,000	oz.
	Silver		165,400	oz.			23,200	oz.
Total stream revenue		$115,921				$106,503

Royalty(2):
Cortez	Gold	$17,101	106,300	oz.		$5,684	37,600	oz.
Peñasquito		$12,212				$10,209
	Gold		170,400	oz.			130,700	oz.
	Silver		7.8	Moz.			6.4	Moz.
	Lead		42.0	Mlbs.			41.7	Mlbs.
	Zinc		98.3	Mlbs.			98.0	Mlbs.
Other(3)	Various	$29,197	N/A			$24,484	N/A
Total royalty revenue		$58,510				$40,377
Total Revenue		$174,431				$146,880
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended September 30, 2021, and 2020, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended September 30, 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher gold sales at Mount Milligan, an increase in average copper prices, higher gold production at Cortez and $4.4 million of revenue from the newly acquired NX Gold Stream, offset by a decrease in gold sales from Andacollo and lower average gold prices compared to the prior period. Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2021, and 2020, and gold and silver ounces and copper pounds in inventory as of September 30, 2021, and June 30, 2021, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2021		September 30, 2020		September 30, 2021	June 30, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	10,800	19,300	19,600	11,800	2,900	11,400
Pueblo Viejo	9,200	9,800	9,400	11,100	9,200	9,800
Andacollo	6,400	6,500	13,700	12,200	2,200	2,400
Wassa	4,300	4,500	4,000	4,900	2,200	2,300
Other	7,500	6,300	4,400	4,000	2,500	1,300
Total	38,200	46,400	51,100	44,000	19,000	27,200

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2021		September 30, 2020		September 30, 2021	June 30, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	396,500	386,500	408,600	451,200	396,500	386,500
Khoemacau	105,800	4,500	—	—	101,300	—
Other	109,700	165,400	52,700	23,200	43,100	98,900
Total	612,000	556,400	461,300	474,400	540,900	485,400

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2021		September 30, 2020		September 30, 2021	June 30, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.6	4.4	5.8	4.1	—	1.7

Cost of sales, which excludes depreciation, depletion and amortization, increased to $27.2 million for the three months ended September 30, 2021, from $21.9 million for the three months ended September 30, 2020. The increase, when compared to the prior period, was primarily due to an increase in gold and copper sales from Mount Milligan and an increase in the average copper price. This increase was partially offset by a decrease in the average gold price and a decrease in gold sales at Andacollo when compared to the prior period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Depreciation, depletion and amortization increased to $50.6 million for the three months ended September 30, 2021, from $46.3 million for the three months ended September 30, 2020. The increase was primarily due to higher gold sales from Mount Milligan, higher gold production at Cortez and maiden gold sales from the newly acquired NX Gold Stream when compared to the prior period. The increase was offset by lower gold and silver sales from Pueblo Viejo and lower gold sales from Andacollo.

For the three months ended September 30, 2021, we recorded income tax expense totaling $16.0 million, compared with income tax benefit of $2.4 million for the three months ended September 30, 2020. The income tax expense resulted in an effective tax rate of 18.5% in the current period, compared with (2.3%) for the three months ended September 30, 2020. The three months ended September 30, 2020, included discrete income tax expense items primarily from the release of an uncertain tax position due to a settlement agreement with a foreign tax authority and a change in the realizability of certain deferred tax assets.

Liquidity and Capital Resources

Overview

At September 30, 2021, we had current assets of $232.1 million compared to current liabilities of $60.3 million, which resulted in working capital of $171.8 million and a current ratio of 4 to 1. This compares to current assets of $297.1 million and current liabilities of $52.1 million at June 30, 2021, resulting in working capital of $245.0 million and a current ratio of approximately 6 to 1. The decrease in working capital was primarily due to the cash payments associated with the acquisitions of the Red Chris royalty and NX Gold Stream during the quarter ended September 30, 2021.

During the three months ended September 30, 2021, liquidity needs were met from $129.9 million in net cash provided by operating activities and our available cash resources. As of September 30, 2021, we had $900 million available and $100 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.1 billion of total liquidity at September 30, 2021. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2021. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our outstanding debt. On October 8, 2021, we repaid $50 million of the outstanding borrowings under the revolving credit facility. This increased the amount available under our revolving credit facility to $950 million and decreased the amount outstanding to $50 million.

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

Please refer to our risk factors included in Part 1, Item 1A of our Fiscal 2021 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $129.9 million for the three months ended September 30, 2021, compared to $94.2 million for the three months ended September 30, 2020. The increase was primarily due to an increase in cash proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $33.1 million.

Investing Activities

Net cash used in investing activities totaled $272.7 million for the three months ended September 30, 2021, compared to net cash provided by investing activities of $49.7 million for the three months ended September 30, 2020. The period over period change was primarily due to the Red Chris royalty acquisition of $165 million and the NX Gold Stream acquisition of $100 million, whereas the prior year period included $49.2 million received for the sale of our Peak Gold JV investment and $12.1 million for the sale of our Contango shares.

Financing Activities

Net cash provided by financing activities totaled $77.1 million for the three months ended September 30, 2021, compared to net cash used in financing activities of $49.8 million for the three months ended September 30, 2020. The period over period change was primarily due to an increase in borrowings from our revolving credit facility compared to the prior year period, whereas the prior year included a $30 million repayment of our revolving credit facility.

Recent Liquidity Development

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

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to our Fiscal 2021 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans and reserves, development, cash flows and capital expenditures; planned and potential acquisitions or dispositions, including funding schedules and conditions; liquidity, financing and stockholder returns; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; potential impairments; or tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, changes to mine plans and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19, including due to variant strains of the virus; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described in Item 1A. Risk Factors of our Fiscal 2021 10-K and this Form 10-Q. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.” under Part I, Item 1A of our Fiscal 2021 10-K, for more information about risks associated with metal price volatility.

During the three months ended September 30, 2021, we reported revenue of $174.4 million, with an average gold price for the period of $1,790 per ounce, an average silver price of $24.36 per ounce, and an average copper price of $4.25 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended September 30, 2021:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	73%	$12.9 million
Copper	14%	$4.0 million
Silver	10%	$0.6 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Fiscal 2021 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2021	—	—	N/A	N/A
August 2021	4,766	$112.03	N/A	N/A
September 2021	—	—	N/A	N/A
Total	4,766	$112.03	N/A	N/A
(1)	Represents shares of common stock withheld by us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1

Amendment No. 4 to Revolving Facility Credit Agreement dated as of July 7, 2021, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference).

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 4, 2021
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)