Form 10-KT
period 2021-12-31
ROYAL GOLD INC
filed 2022-02-17
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From July 1, 2021 to December 31, 2021

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

The aggregate market value of Royal Gold common stock held by non-affiliates, based on the closing sale price of the common stock on June 30, 2021, was $7.5 billion.

There were 65,619,203 shares of Royal Gold common stock outstanding as of February 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this Transition Report on Form 10-K is incorporated by reference from portions of Royal Gold’s definitive proxy statement relating to its 2022 annual meeting of stockholders to be filed within 120 days after December 31, 2021.

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

Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests. Certain information provided in this report about operating properties in which we hold interests, including information about mineral reserves, mineral resources, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission (the “SEC”). Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness, or fairness of, this third-party information and refers the reader to the public reports filed by the operators for information regarding those properties.

Unless the context otherwise requires, references to “Royal Gold,” the “Company,” “we,” “us,” and “our” refer to Royal Gold, Inc. and its consolidated subsidiaries

PART I

ITEM 1.  BUSINESS

Change in Fiscal Year

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2021. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from July 1, 2021, through December 31, 2021. Prior to the six months ended December 31, 2021, our fiscal year ended on June 30. In this Transition Report on Form 10-K (“Transition Report”), we include financial results for the six months ended December 31, 2021, which are audited, compared to the financial results for the six months ended December 31, 2020, which are unaudited. In this Transition Report, references to “fiscal year” refer to years ended June 30. References in this report to the “transition period” refer to the six-month period ended December 31, 2021. See Item 8, Note 17 to our Consolidated Financial Statements for further information.

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

As discussed in further detail throughout this report, some key highlights and developments for our business for the six months ended December 31, 2021 were as follows:

●	We had revenue of $343.0 million for the six months ended December 31, 2021, compared to $305.2 million for the comparable prior year period. This was a 12% increase period over period.

●	At December 31, 2021, we had no outstanding debt and generated $248.8 million of net operating cash flow for the six months ended December 31, 2021, compared to $194.1 million for the comparable prior year period. This was a 28% increase period over period.

●	We increased our calendar year dividend to $1.40 per basic share, which is paid in quarterly installments throughout calendar year 2022. This represents a 17% increase compared with the dividend paid during calendar year 2021.

●	On October 8, 2021, we made an advance payment of $15.9 million toward the Khoemacau Project silver stream which increased our right to receive payable silver produced from Khoemacau from 84% to 90% until delivery of approximately 36.0 million ounces, and 45% thereafter.

●	On August 11, 2021, we acquired a 1.0% net smelter return royalty covering approximately 5,100 hectares which include the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG. The Red Chris Mine is an operating open pit mine producing gold, copper and silver, and is located on the northern edge of the Skeena Mountains.
●	On June 30, 2021, we announced we had entered into a precious metals purchase agreement with Ero Gold Corp, a wholly-owned subsidiary of Ero Copper Corp. (together “Ero”), to acquire a gold stream interest in their NX Gold mine in Brazil for $100 million in cash consideration, with further payments of up to $10 million in cash depending on defined success-based targets. This transaction closed on August 6, 2021.

●	At times since early 2020, several of our operating counterparties instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. COVID-19 impacts were particularly significant at Khoemacau in December 2021 when COVID-19 protocols caused absences to peak at approximately 25% of the planned operator workforce, including approximately 40% of the highly-skilled operators, which affected 40% of mining shifts and reduced planned production considerably. For the most part, our results of operations and financial condition were not materially impacted by these measures. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, including the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Certain Definitions

Dollar or “$”: Refers to U.S. dollars. We refer to Canadian dollars as C$.

Development stage property. A property that has mineral reserves disclosed but no material extraction.

Exploration stage property: A property that has no mineral reserves disclosed.

Gold equivalent ounces (GEOs): GEOs are calculated as Royal Gold’s revenue divided by the average gold price for the period.

Gross smelter return (GSR) royalty: A defined percentage of the gross revenue from a mineral resource extraction operation, less, if applicable, certain contract-defined costs paid by or charged to the operator.

Indicated mineral resource: That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource: That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Measured mineral resource: That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in Subpart 1300 of Regulation S-K (“SK1300”), in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Metal stream: A purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement.

Mineral reserve: An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral resource: A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Mineralized material: A term used for reporting historically that refers to that part of a mineral system that has potential economic significance, but is not included in the proven and probable reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based on such work have been resolved.

Net smelter return (NSR) royalty: A defined percentage of the gross revenue from a resource extraction operation less a proportionate share of incidental transportation, insurance, refining and smelting costs.

Net value royalty (NVR): A defined percentage of the gross revenue from a resource extraction operation less certain contract-defined costs.

Probable mineral reserve: The economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production stage property. A property with material extraction of mineral reserves.

Proven mineral reserve: Is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Payable metal: Ounces or pounds of metal in concentrate after deduction of a percentage of metal in concentrate by a third-party smelter pursuant to smelting contracts.

Royalty: The right to receive a percentage or other denomination of mineral production from a mining operation.

Ton: A unit of weight equal to 2,000 pounds or 907.2 kilograms.

Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Our Operational Information

We manage our business under two segments:

●	Acquisition and Management of Stream Interests—A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2021, we owned nine stream interests, which are on eight production stage properties and one development stage property. Our stream interests accounted for approximately 66%, 69% and 72% of our total revenue for the six months ended December 31, 2021, and each of the fiscal years ended June 30, 2021, and 2020, respectively. We expect stream interests to continue to represent a significant portion of our total revenue.
●	Acquisition and Management of Royalty Interests—Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2021, we owned royalty interests on 36 production stage properties, 16 development stage properties and 129 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalties accounted for approximately 34%, 31% and 28% of our total revenue for the six months ended December 31, 2021, and each of the fiscal years ended June 30, 2021, and 2020, respectively.

Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of December 31, 2021			As of June 30, 2021			As of June 30, 2020
			Total stream			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net	interest	interest	interests, net
Canada	$579,326	$412,419	$991,745	$624,212	$252,547	$876,759	$702,732	$189,855	$892,587
Dominican Republic	350,083	—	350,083	366,698	—	366,698	406,469	—	406,469
Chile	249,147	224,116	473,263	256,604	224,116	480,720	277,661	223,922	501,583
Africa	297,569	321	297,890	291,112	321	291,433	215,463	321	215,784
Mexico	—	60,977	60,977	—	66,867	66,867	—	75,951	75,951
United States	—	107,761	107,761	—	112,817	112,817	—	159,445	159,445
Australia	—	27,496	27,496	—	28,117	28,117	—	30,006	30,006
Rest of world	107,920	26,617	134,537	12,038	26,709	38,747	12,038	25,050	37,088
Total	$1,584,045	$859,707	$2,443,752	$1,550,664	$711,494	$2,262,158	$1,614,363	$704,550	$2,318,913

Our reportable segments for purposes of assessing performance for the six months ended December 31, 2021 and fiscal years ended June 30, 2021, and 2020 are shown below (amounts are in thousands):

	Six Months Ended December 31, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$115,544	$25,396	$—	$44,886	$45,262
Dominican Republic	52,958	16,540	—	16,615	19,803
Chile	28,075	4,216	—	7,457	16,402
Africa	22,228	4,652	—	9,452	8,124
Rest of world	7,746	1,525		4,193	2,028
Total stream interests	226,551	52,329	—	82,603	91,619

Royalty interests
United States	$54,046	$—	$2,601	$5,056	$46,389
Mexico	31,858	—	—	5,890	25,968
Canada	13,756	—	1,811	5,208	6,737
Australia	11,174	—	—	621	10,553
Africa	1,107	—	—	—	1,107
Rest of world	4,460	—	—	92	4,368
Total royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$190,537	$40,121	$—	$78,520	$71,896
Dominican Republic	115,583	33,453	—	39,771	42,359
Chile	82,164	12,048	—	21,057	49,059
Africa	35,705	7,276	—	11,246	17,183
Total stream interests	423,989	92,898	—	150,594	180,497

Royalty interests
United States	$68,611	$—	$3,482	$5,938	$59,191
Mexico	58,212	—	—	9,084	49,128
Canada	31,671	—	3,261	12,341	16,069
Australia	21,466	—	—	1,889	19,577
Africa	2,801	—	—	—	2,801
Rest of world	9,106	—	—	3,367	5,739
Total royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$158,736	$39,257	$—	$65,017	$54,462
Dominican Republic	96,978	27,882	—	45,115	23,981
Chile	74,219	10,878	—	23,846	39,495
Africa	29,935	5,873	—	10,700	13,362
Total stream interests	359,868	83,890	—	144,678	131,300

Royalty interests
United States	$48,692	$—	$2,451	$4,954	$41,287
Mexico	32,731	—	—	7,797	24,934
Canada	30,524	—	1,373	10,397	18,754
Australia	15,252	—	—	1,939	13,313
Africa	2,575	—	—	—	2,575
Rest of world	9,177	—	—	5,282	3,895
Total royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058
(1)	Excludes depreciation, depletion and amortization.
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
(3)	Refer to Note 15 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income before income taxes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our production stage stream and royalty interests. During the six months ended December 31, 2021, we derived approximately 84% of our revenue from precious metals (including 73% from gold and 11% from silver), 12% from copper, and 4% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

Competition

The mining industry in general, and stream and royalty segments in particular, are very competitive. We compete with other stream and royalty companies, mine operators, and financial buyers in efforts to acquire existing stream and royalty interests. We also compete with lenders, equity investors, and stream and royalty companies providing financing to operators of mineral properties in our efforts to create new stream and royalty interests. Our competitors may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.

Regulation

Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico, Botswana and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

Human Capital Resources

Employees

We currently have 29 employees, 20 of whom work out of our headquarters in Denver, Colorado. The remainder work out of our offices in Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement.

Human Capital Management Strategy

The continued growth and success of our business depends on our people, and our people are our most important resource. Management is responsible for ensuring that our policies and practices support our desired corporate culture and employee development. Our human capital management strategy is built on attracting the best talent and developing and retaining talent. We have benefited from a very low voluntary turnover rate, with many of the current staff still with the company over 10 years.

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

We are committed to providing equal opportunities for promotion, compensation, training and development to all qualified individuals. We maintain a Diversity Policy that outlines our values, commitment to a diverse Board and workforce and procedures for carrying out the policy. Among other things, when identifying new director candidates, the Compensation, Nominating and Governance Committee of our Board of Directors will require that the initial list of candidates, whether generated internally or by a third-party search firm, include qualified candidates of gender, as well as racial and ethnic, diversity.

Safety

We are committed to the wellbeing of all our employees. We promote a safe and healthy workplace and require strict adherence to legal and ethical standards in our business practices. For each of the past five years, we have recorded a total recordable injury frequency rate of zero for our employees. We maintain a People Policy that outlines our approach to maintaining safe work conditions for our employees. In response to the COVID 19 pandemic, we have put in place initiatives to support our team in maintaining a healthy work-life balance at all our offices, including closing offices temporarily while allowing employees to work remotely, allowing for voluntary and staggered office attendance, making personal protective equipment and disinfectant cleaning kits available throughout our offices, providing flexible hours to accommodate employee commuting during non-peak periods, restricting business travel and in-person conference attendance, providing additional protocols for the cleaning and sanitization of offices, and restricting outside office visitors.

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

Local Community Support

We also believe in giving back at home, supporting the communities where we live and work. Our annual charitable giving is administered by a committee of employees that selects donation targets and recipients in our local communities. We are proud to partner with leading charities in Denver, Lucerne, Toronto, and Vancouver that are actively responding to community needs with respect to medical supplies, homelessness, food security, elder care, and education.

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

The continuing COVID-19 pandemic significantly impacted the global economy, global markets, and operations at some properties in which we have stream or royalty interests over the past two years and may continue to do so; this could adversely affect our business, results of operations, and the trading price of our stock.

The world continues to experience a deadly outbreak of the coronavirus disease 2019, or COVID-19. The global economy, metal prices, and financial markets experienced significant volatility and uncertainty over the past two years due to COVID-19, including due to the recent emergence of variant strains of the virus. Continuing travel restrictions due to COVID-19 could limit or delay acquisition opportunities or other business activities. In addition, economic volatility, supply chain issues, labor shortages, disruptions in the financial markets, or severe price declines for gold or other metals could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms.

The U.S., Canada, and Switzerland where, we have employees and other parts of the world, including areas where we have stream and royalty interests, continue to be impacted by the pandemic. At varying locations and times, public health and government authorities have recommended and mandated precautions to mitigate the spread of COVID-19, including in some cases vaccine mandates, quarantines, shelter-in-place orders, travel restrictions and restrictions on mining-related activities. At times since early 2020, several of our operating counterparties have instituted temporary operational curtailments due to the pandemic, including the operators of Mount Milligan, Pueblo Viejo and Peñasquito. There may be additional curtailments. In addition, the pandemic and resulting economic and societal impacts have at times made it difficult for operators to forecast expected production amounts. The effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the continued development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our business, results of operations, financial condition or the trading price of our stock.

We often have limited access to data about operating properties, which may make it difficult for us to project or assess the performance of our stream and royalty interests or to confirm mineral reserves.

We often do not have the contractual right to receive production, operating, and other data, nor do we have the right to access the property or obtain drilling and metallurgical data that would allow us to confirm mineral reserves applicable to the properties in which we hold stream and royalty interests. As a result, it may be difficult for us to project or assess the performance of a stream or royalty interest and leaves us unable to conduct our own mineral reserve or mineral resource analysis.

Our stream and royalty interests may not result in the anticipated returns or may not otherwise ultimately benefit our business.

We are continually reviewing opportunities to acquire new stream and royalty interests, and we have acquisition opportunities at various stages of review. Any acquisition could be material to us. At times, we also consider opportunities to restructure our existing stream or royalty interests where we believe the restructuring would provide a long-term benefit to us, even though it could reduce near-term revenues or result in the incurrence of transaction-related costs. The success of our stream and royalty interests is based in part on our ability to make accurate assumptions at the time of acquisition or restructuring about the amount and timing of revenue to be derived from those interests. These assumptions are based on a variety of factors, including the geological, metallurgical, permitting, environmental, and other aspects of the projects. For development projects, we also make assumptions about the cost, timing, and conduct of development. If an operator fails to bring a project into production as expected or if actual performance otherwise falls short of our assumptions, our revenue derived from the project may not be sufficient to yield an adequate, or any, return on our investment. In addition, we could be required to decrease the carrying value of our investment, which could have a material adverse effect on our results of operations or financial condition. We cannot ensure that any acquisition or other transaction will ultimately benefit Royal Gold.

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

For some operating properties, our return on investment depends in part on the operators’ ability to replace mineral reserves as they are consumed in the ordinary course of mining. If current mineral reserves are not replaced as they are mined by the operators of these properties, whether through expansion of known deposits, discovery of new mineral resources through exploration, conversion of mineral resources to mineral reserves, or otherwise, our expected investment returns or future results of operations could be adversely affected.

A significant portion of our revenue comes from a small number of operating properties, which means that adverse developments at these properties could have a more significant or lasting impact on our results of operations than if our revenue was less concentrated.

Approximately 74% of our revenue for the six months ended December 31, 2021 came from six properties: Mount Milligan, Andacollo, Pueblo Viejo, Wassa, Peñasquito, and Cortez. We expect these properties to continue to represent a significant portion of revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these properties could have a more significant or longer-term impact on our results of operations than if our revenue was less concentrated.

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

We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following:

●	insufficient ore reserves
●	increased capital or operating costs
●	declines in the price of gold, silver, copper, nickel, or other metals
●	construction or development delays
●	operational disruptions, including those caused by pandemics or other global or local health crises
●	inability to obtain or maintain necessary permits
●	inability to replace or increase reserves as properties are mined
●	inability to maintain, or challenges to, exploration or mining rights
●	changes in mining taxes and royalties payable to governments
●	significant changes to environmental, permitting, or other regulatory requirements
●	challenges to operations, permits, or mining rights by local communities, indigenous populations, non-government organizations, or others
●	litigation between operators and third parties relating to the properties
●	community or civil unrest, including protests and blockades
●	labor shortages, increased labor costs, labor disputes, strikes, or work stoppages
●	unavailability of mining, drilling, or other equipment
●	unanticipated geological conditions or metallurgical characteristics
●	unanticipated ground or water conditions, including lack of access to sufficient water
●	inadequate supplies of power or other raw materials
●	pit wall or tailing dam failures or underground stability issues
●	fires, explosions, or other industrial accidents
●	injuries to humans, property, or the environment

●	natural catastrophes and environmental hazards such as earthquakes or hurricanes
●	physical effects of climate change, such as extreme rainfall, flooding, longer wet or dry seasons, increased temperatures and drought, increased or decreased precipitation and snowfall, wildfires, or more severe storms and regulatory changes designed to reduce the effects of climate change, including regulations designed to curtail greenhouse gas emissions, which may lead to increased costs for mine operators
●	market risks associated with the perception of mine operators’ environmental, social and governance (“ESG”) performance and their ability to deliver on ESG commitments and expectations
●	uncertain political and economic environments
●	economic downturns
●	insufficient financing or inability to obtain financing
●	default by an operator on its obligations to us or its other creditors
●	insolvency, bankruptcy, or other financial difficulty of the operator
●	changes in laws or regulations or the enforcement of laws or regulations

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

Approximately 84% of our revenue for the six months ended December 31, 2021 came from properties outside of the United States, and many of our operators are organized outside of the United States. Our principal production stage stream and royalty interests on properties outside of the United States are located in Botswana, Canada, Chile, the Dominican Republic, Ghana and Mexico. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations. Our and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:

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

If the assumptions underlying operators’ production, mineral reserve, or mineral resource estimates are inaccurate or if future events cause operators to negatively adjust their previous estimates, our future revenue or the value of our investments could be adversely affected.

The operators of the properties in which we hold stream and royalty interests generally prepare production, mineral reserve and mineral resource estimates for the properties. We do not independently prepare or verify this information. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production and mineral reserve or mineral resource estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data, geologic and mining conditions, metallurgical recovery, metal prices, operating costs, capital expenditures, development and reclamation costs, mining technology improvements, and the effects of government regulation. If any of the assumptions that operators make in connection with production and mineral reserve or mineral resource estimates are incorrect, actual production could be significantly lower than the production, mineral reserve or mineral resource estimates, which could adversely affect our future revenue and the value of our investments. In addition, if operators’ estimates with respect to the timing of production are incorrect, we may experience variances in expected revenue from period to period.

Some operators also report publicly or to us estimates of mineral resources. Mineral resources are subject to future exploration and development and associated risks and may never convert to future reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

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

Climate change may also pose physical risks to the properties in which we hold an interest. This could include adverse effects on operations as a result of increasing occurrences of extreme weather events, water shortages, changes in rainfall and storm patterns, changes in sea levels, and other negative weather and climate patterns. For example, the Mount Milligan mine has experienced a periodic reduction in production due to water shortages in recent years.

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

Further, due to expansive environmental laws, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in mining claims or leases. These liabilities could have a material adverse effect on our results of operations or financial condition.

Financial Risks

Future indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2021, we had $1 billion available and no amounts outstanding under our revolving credit facility. We may incur additional indebtedness in the future. Future indebtedness could have important consequences, including the following:

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

The phase out of the London Interbank Offered Rate ("LIBOR") could adversely affect our results of operations or financial condition.

In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to phase out certain LIBOR rates by the end of calendar year 2021, with a complete phase-out to be undertaken by June 2023. The Federal Reserve Board, which has advised banks to cease entering into new contracts that use LIBOR as a reference rate, has convened the Alternative Reference Rate Committee. a group of private-market participants, to identify a proposed alternative rate and address the transition from LIBOR to an alternative rate, which, as of December 31, 2021, will be the Secured Overnight Financing Rate (“SOFR”), a new index calculated based on transactions in the market for short-term treasury securities. In 2019, the FASB proposed guidance that would help facilitate the market transition from existing reference rates to alternative rates, however, at this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is finalized in the coming years. The discontinuation and replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such discontinuation and replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing.

Legal Risks

Unknown defects in our stream or royalty interests or the bankruptcy or insolvency of an operator could have a material adverse effect on the value of our investments.

Despite our due diligence practices, it is possible that unknown defects or problems will exist relating to the existence, validity, enforceability, terms, or geographic extent of our stream and royalty interests. Similarly, stream interests and, in many jurisdictions, royalty interests, are or can be contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. If our stream or royalty interests were set aside through judicial or administrative proceedings, the value of our investments could be adversely affected.

Some of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenue generated from those interests.

Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery, or payment milestones are achieved. For example, our stream interests at Pueblo Viejo, Andacollo, Wassa, and Khoemacau and certain of our royalty interests at other properties contain these types of limitations. As a result, past production and revenue relating to these interests may not be indicative of future results. In addition, some of our stream and royalty interests do not cover all of the mineral reserves or mineral resources at certain properties, which could mean that overall performance reported by the operators may not correlate to the performance of our interests in the properties.

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

The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during calendar year 2021, the market price of our common stock ranged from a low of $92.01 to a high of $129.69. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Introduction

In 2018, the SEC adopted amendments to the disclosure requirements for mining properties. Effective for fiscal years beginning on or after January 1, 2021, the disclosure requirements under the SEC’s Industry Guide 7 (“IG7”) have been replaced with new disclosure requirements under SK1300. The property disclosures in this Item 2 are presented in accordance with SK1300 subject to certain exemptions contained in the rule.

This Item 2 provides summary information about our overall portfolio of stream and royalty interests, as well as more detailed information about our material properties. We have determined that seven of our stream and royalty interests are material to our business under SK1300: Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito, Pueblo Viejo, and Wassa. We sometimes refer to these properties as our material, or principal, properties. In making this determination, we considered historical and estimated future revenue. Estimated future revenue is based on several factors, including mineral reserves subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal price and mine life assumptions.

Under SK1300, disclosures of material mineral reserves and resources must be based on a technical report summary prepared by a qualified person, absent an exemption. With respect to our material properties, our disclosures in this Item 2 are based on information provided to us by the operators of the properties or the operators’ public filings with the SEC or Canadian securities regulators including technical reports filed with Canadian securities administrators pursuant to National Instrument 43-101 (“NI 43-101”), 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”) and a technical report prepared under the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). As of the date of this disclosure, these operators have not filed technical report summaries for the properties with the SEC for the fiscal year ended December 31, 2021. We intend to update our disclosures as updated reports from our operators become publicly available.

Since we are a stream and royalty company, and as further discussed below, we are relying on the exemption for stream and royalty companies set forth Section 1302(b)(3)(ii) of Regulation S-K, which provides that a stream, royalty or similar company is not required to file a technical report summary with the SEC with respect to an underlying property where either (a) obtaining the information would result in an unreasonable burden or expense, or (b) the company requested the technical report summary from the owner, operator or other person possessing the technical report summary who denied the request.  Our summary and individual property disclosures are also provided in accordance with Sections 1303(a)(3)

and 1304(a)(2) of Regulation S-K, respectively, which provide that a registrant with a stream, royalty or other similar right may omit certain information required by the summary and individual property disclosure requirements if the registrant specifies the information to which it lacks access, explains the reason it lacks the required information and provides all required information that it does possess or which it can acquire without incurring an unreasonable burden or expense.

Our agreements governing our material property interests do not require the operators to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under SK1300.

For each of our material properties, we requested that the operator prepare a technical report summary under SK1300 or permit us the access and information necessary for us to prepare our own technical report summary relating to the property for filing with the SEC. In each case, the operator denied our request. None of the operators is an affiliate of Royal Gold.  As a result, we do not have sufficient rights or access to the information required for us to prepare a technical report summary.

Mineral resources and mineral reserves discussed in Item 2 are as publicly disclosed by the operators of the properties, as of the dates indicated in the disclosure. Royal Gold does not attempt to account for mineral resource or mineral reserve depletion due to mining activities, nor for mineral resource or mineral reserve expansion due to exploration activities, because Royal Gold does not have access under its agreements with its operators to the technical data required to account for this depletion or expansion. In accordance with Sections 1303(a)(3) and 1304(a)(4), Royal Gold is providing all required information in its possession or which it can acquire without incurring an unreasonable burden or expense. The property information included herein contains information reported by our operators in their respective jurisdictions pursuant to IG7, applicable CRIRSCO-based mining codes such as JORC Code and NI 43-101. The SEC’s disclosure regime under SK1300, while similar to other CRIRSCO-based codes used in other jurisdictions, does not permit the substitution or reciprocal recognition of resources and reserves determined under the mining disclosure regimes of other jurisdictions. Royal Gold is providing this information because it represents information that Royal Gold has in its possession that we consider to be material to our investors. However, the mineral resources, mineral reserves and other technical information included in this annual report on Form 10-K could vary if it had been determined by a mining operator required to comply with SK1300.

Internal controls for determining and reporting the mineral resources and mineral reserves disclosed in Item 2 are the internal controls specific to the individual projects and are maintained by the operators. In general, mineral resources and mineral reserves are supported by technical studies relevant to the jurisdictions within which the operators conduct their financial disclosure, and qualified persons specified by the operators (as determined by the laws and disclosure rules in the applicable jurisdictions) have endorsed the quality of the work. Royal Gold’s agreements with its operators do not give Royal Gold access to underlying technical data sufficient to specifically confirm the opinion of the qualified persons for each mineral resource or mineral reserve.

Summary

We own a large portfolio of stream and royalty interests on properties at various stages of review and development.

The following map shows the approximate geographic distribution of all properties on which we hold stream or royalty interests. In some cases properties shown on the map are in close proximity and the individual properties are not separately identifiable.

Aggregate annual production for all properties during the six months ended December 31, 2021, and fiscal years ended June 30 2021, 2020, and 2019.

		Six Months Ended	Fiscal Years Ended
Stream	Metal	December 31, 2021	June 30, 2021	June 30, 2020	June 30, 2019
Mount Milligan	Gold	102,746	154,762	182,008	176,150
	Copper	38,064,499	84,961,904	67,261,204	44,350,817
Andacollo	Gold	15,641	44,140	48,135	55,024
Pueblo Viejo	Gold	253,112	560,812	577,922	546,145
	Silver	1,044,062	2,033,962	2,333,927	2,762,205
Wassa	Gold	83,545	164,477	143,471	-
Khoemacau	Silver	257,680	-	-	-
Other	Gold	147,637	257,112	285,127	474,918
Other	Silver	448,958	355,638	314,645	241,143

Royalty
Cortez	Gold	226,419	237,023	173,319	96,712
	Silver	37,780	36,280	14,326	3,879
Penasquito	Silver	16,096,518	30,852,342	27,809,812	16,420,633
	Copper	857,288	819,648	358,681	147,700
	Lead	81,415,297	185,597,653	182,293,971	117,396,051
	Zinc	212,349,387	412,746,614	393,861,837	216,220,001
Other	Gold	1,998,656	3,418,898	2,853,675	2,766,389
Other	Silver	1,316,894	3,305,133	5,708,602	4,378,609
Other	Copper	91,554,376	220,937,235	290,610,836	278,512,460
Other	Other	40,386,052	102,742,774	74,909,715	113,730,108

Location of the Properties

Approximately 84% of our revenue comes from properties outside of the United States, and many of our operators are organized outside of the United States. Our material properties are located in Botswana, Canada, Chile, the Dominican Republic, Ghana, Mexico and the United States. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations.

Type and Amount of Ownership Interests

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

As of December 31, 2021, we owned 9 stream interests and 181 royalty interests.

Identity of Operator or Operators

We work with 141 different operators at our stream and royalty properties; 69 are headquartered in Canada, 23 are headquartered in the United States; and 49 are headquartered outside of Canada and the United States. In general, our operators are domiciled in the countries in which they operate.

Titles, Mineral Rights, Leases, or Options and Acreage Involved

The titles, mineral rights, leases, and options involved with our stream and royalty interests vary depending on the country and include exploitation concessions, unpatented and patented claims, fee lands, mining leases and prospecting and mining licenses. For information about the specific titles, mineral rights, leases, options and acreages involved at our material properties, refer to the section entitled “Material Properties” below.

We have an undeterminable number of acres relating to our stream and royalty interests because our interests do not always cover 100% of each property, in some cases our interests extend to an area of interest beyond the original property boundaries, and because the operators will, from time to time, add or subtract acreage from individual properties, which can, in some cases, modify the land position covered by a stream or royalty.

Stage of the Properties (Exploration, Development, or Production)

SK1300 subdivides mineral properties into 3 stages.

1.	Production stage properties
2.	Development stage properties
3.	Exploration stage properties. Royal Gold further subdivides exploration stage properties into two categories:
a.	Evaluation stage properties, for which mineral resources have been declared, supported by an appropriate technical report, and
b.	Exploration stage properties, for which no mineral resources have been declared.

As of December 31, 2021, we owned stream interests on 8 production stage properties and 1 development stage property.

As of December 31, 2021, we owned royalty interests on 36 production stage properties, 16 development stage properties, and 129 exploration stage properties, of which we consider 50 to be evaluation stage properties.

Key Permit Conditions

Operators of the mines that are subject to our stream and royalty interests must comply with environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Ghana, Mexico, Botswana, and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations.

Mine Types and Mineralization Styles

Our operating stream and royalty interests cover all types of mineralization styles in a number of primary commodities. Table 1 shows mine types and mineralization styles at our principal properties.

Table 1 Mine Type and Mineralization Style for Principal Properties

Property	Mine Type	Mineralization styles
Andacollo	Open Pit	Porphyry Cu-Au
Cortez	Open Pit & Underground	Carlin-Type Sediment-Hosted Au
Khoemacau	Underground	Sediment-Hosted Cu-Ag
Mount Milligan	Open Pit	Porphyry Cu-Au
Peñasquito	Open Pit	Breccia-Hosted Pb-Zn-Au-Ag
Pueblo Viejo	Open Pit	High-Sulfidation Epithermal Au-Ag
Wassa	Open Pit & Underground	Orogenic Au

Chemical symbols are used to refer to metals of economic importance: gold (“Au”), silver (“Ag”), copper (“Cu”), lead (“Pb”), zinc (“Zn”).

Additional specific information on the principal properties is available in the section entitled “Material Properties”, below.

Processing Plants and Other Available Facilities

Facilities and infrastructure for our properties vary widely based on the stage of each property.

Our principal properties are all production stage properties. As such, each of our principal properties has infrastructure and facilities appropriate to conduct mining and processing operations. A summary of key processing infrastructure is shown in Table 2.

Table 2 Key Process Infrastructure for Principal Properties

,
Property	Processing
Andacollo	22.16 million ton per annum sulfide flotation mill producing a copper-gold concentrate and copper dump leaching using SX-EW producing copper cathode
Cortez	5.47 million ton per annum cyanide leaching mill along with gold dump leaching facilities for lower-grade, oxide gold ores and offsite processing of refractory ores, producing a gold-silver doré
Khoemacau	4.02 million ton per annum sulfide flotation mill producing a copper-silver concentrate
Mount Milligan	24.14 million ton per annum sulfide flotation operations, producing a single concentrate containing payable copper, gold and silver
Peñasquito

Sulfide flotation plant producing separate lead and zinc concentrates along with gold and silver doré from a pyrite leach circuit and from oxide ore dump leaching doré which has operated in the range of 38 to 40 million ton per annum in recent years

Pueblo Viejo	9.66 million ton per annum whole ore pressure oxidation and cyanide leaching plant producing separate gold and silver doré products
Wassa	3.86 million ton per annum design capacity gold leach plant consisting of crushing, grinding and cyanide leaching operations to produce a gold-silver doré product

Measurement units presented in this document are US standard units. There may be small rounding differences due to unit conversions. Additional specific information on the principal properties is available under Material Properties, below.

Royal Gold controls metal streams and royalties for properties with a broad geographic distribution. Mineral resources and mineral reserves are tabulated based on the most recent disclosure presented by each of the individual operating companies, at dates and metal prices and grade and recovery assumptions specific to each mineral resource estimate. It is not possible for Royal Gold to update or modify the individual mineral resource and mineral reserve statements because we do not have access to the technical data required to do so. Table 3 is a summary of mineral resources (exclusive of mineral reserves) aggregated by metal and by geographic area. Table 4 is a summary of mineral reserves aggregated by metal and by geographic area. No individual properties are listed as no individual property contains over 10% of Royal Gold’s aggregate mineral resources or mineral reserves. In cases where Royal Gold’s stream or royalty interest covers only a portion of a property, only the covered portion of the mineral resource or mineral reserve is included in the summary.

Table 3 Summary Mineral Resources 1, 2, 3

	Measured Mineral Resources		Indicated Mineral Resources		Measured & Indicated Mineral Resources		Inferred Mineral Resources
Gold	Amount Tons (M)	Grade opt/%	Amount Tons (M)	Grade opt/%	Amount Tons (M)	Grade opt/%	Amount Tons (M)	Grade opt/%
North America	569.4	0.017	3,546.6	0.011	4,116.0	0.012	1,697.8	0.014
South America	91.7	0.024	1,574.8	0.011	1,666.5	0.012	631.8	0.020
Central America	61.2	0.059	104.3	0.059	165.5	0.059	55.6	0.067
Africa	11.0	0.083	47.4	0.078	58.4	0.079	111.1	0.094
Australia	23.4	0.101	154.6	0.067	178.0	0.071	349.1	0.030
Europe	0.0	-	0.0	-	0.0	-	0.0	-
Silver
North America	343.9	0.159	2,463.0	0.175	2,806.8	0.173	853.3	0.499
South America	1.2	0.347	6.7	0.147	7.9	0.178	3.6	0.099
Central America	61.2	0.336	103.8	0.289	165.0	0.306	52.8	0.238
Africa	6.1	0.722	3.7	1.006	9.8	0.829	54.7	0.659
Australia	0.5	0.128	1.3	0.921	1.8	0.701	0.9	1.707
Europe	0.0	-	0.0	-	0.0	-	0.0	-
Copper
North America	373.9	0.26%	3,386.7	0.26%	3,760.5	0.26%	1,222.2	0.25%
South America	41.9	0.12%	1,184.1	0.42%	1,226.0	0.41%	243.9	0.28%
Central America	0.0	-	0.0	-	0.0	-	0.0	-
Africa	0.0	-	0.0	-	0.0	-	0.0	-
Australia	0.5	1.22%	28.9	0.36%	29.4	0.38%	237.9	0.30%
Europe	0.8	7.66%	0.0	-	0.8	-	37.9	1.12%

[1]

The dates of the mineral resources range between July 2, 2007 and December 31, 2021. The information included in this table that relates to our principal properties is dated no earlier than December 31, 2020 – see “Material Properties” section below.

[2]

The metal price for the gold resources range between $1,100 per ounce and $1,750 per ounce; the metal price for the silver resources range between $17.00 per ounce and $25.00 per ounce; and the metal price for the copper resources range between $2.50 per pound and $3.50 per pound.

[3]

The metal prices, recoveries, and cutoff grades used for reporting of mineral resources are specific to each individual property and have been reviewed by qualified persons selected by the individual operators. Royal Gold has not made any determination that such persons are or are not “qualified persons” under SK1300.

Table 4 Summary Mineral Reserves 1, 2, 3, 4

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
Gold	Amount Tons (M)	Grade opt/%	Amount Tons (M)	Grade opt/%	Amount Tons(M)	Grade opt/%
North America	538.3	0.026	1,363.8	0.022	1,902.1	0.023
South America	265.7	0.011	364.6	0.010	630.3	0.011
Central America	8.3	0.064	87.0	0.071	95.3	0.070
Africa	10.6	0.071	14.2	0.084	24.8	0.078
Australia	11.1	0.079	148.0	0.063	159.1	0.064
Europe	0.0	-	0.0	-	0.0	-
Silver
North America	192.0	0.840	406.4	0.787	598.4	0.804
South America	2.2	1.438	0.0	0.000	2.2	1.438
Central America	8.3	0.327	87.0	0.396	95.3	0.390
Africa	12.2	0.606	25.2	0.559	37.4	0.574
Australia	0.0	-	1.3	2.268	1.3	2.268
Europe	0.0	-	0.0	-	0.0	-
Copper
North America	160.2	0.35%	613.1	0.46%	773.3	0.44%
South America	130.2	0.60%	97.7	0.42%	227.8	0.52%
Central America	0.0	-	0.0	-	0.0	-
Africa	0.0	-	0.0	-	0.0	-
Australia	0.0	-	1.3	0.42%	1.3	0.42%
Europe	0.2	2.11%	0.0	-	0.2	-

[1]

The dates of the mineral reserves range between December 31, 2014 and December 31, 2021. The information included in this table that relates to our principal properties is dated no earlier than December 31, 2020 see “Material Properties” section below.

[2]

The metal price for the gold reserves range between $1,100 per ounce and $1,750 per ounce; the metal price for the silver reserves range between $16.00 per ounce and $25.00 per ounce; and the metal price for the copper reserves range between $2.50 per pound and $3.50 per pound.

[3]	The metal prices and modifying factors used for reporting of mineral reserves are specific to each individual property and have been reviewed by qualified persons selected by the individual operators.
[4]	In certain cases, we have omitted mineral reserve information for properties other than our principal properties.

The operators of the properties in which we hold stream and royalty interests generally prepare production and mineral reserve estimates for the properties. We do not independently prepare or verify this information and we do not have access to sufficient data to do so. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production and mineral reserve estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data, geologic and mining conditions, metallurgical recovery, metal prices, operating costs, capital expenditures, development and reclamation costs, mining technology improvements, and the effects of government regulation. If any of the assumptions that operators make in connection with production or mineral reserve estimates are incorrect, actual production could be significantly lower than the production or mineral reserve estimates, which could adversely affect our future revenue and the value of our investments. In addition, if operators’ estimates with respect to the timing of production are incorrect, we may experience variances in expected revenue from period to period.

Some operators also report publicly or to us estimates of mineral resources. Mineral resources are subject to future exploration and development and associated risks and may never convert to future reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

Material Properties

The disclosures below regarding our principal properties are derived from publicly available reports of the operators and/or other reports provided to Royal Gold under the terms of Royal Gold’s stream or royalty agreements with the respective operators and have generally been prepared pursuant to the mining disclosure regime of the applicable jurisdiction in which the operator reports. We often refer to these material properties as “principal properties” in this Transition Report.

Andacollo

The disclosures below regarding Andacollo are derived from the Technical Report dated July 12, 2006 pursuant to NI 43-101, as well as Teck Resources Limited (“Teck”) Annual Information Form (“AIF”) dated February 17, 2021. Teck presents mineral resource and mineral reserve updates pursuant to CIM Standards.  Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Andacollo is an open-pit mine and milling operation located in central Chile, Region IV in the Coquimbo Province at 30.25°S latitude and 71.10°W longitude and is operated by Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck. The Andacollo mine is located in the foothills of the Andes Mountains approximately 1.5 miles southwest of the town of Carmen de Andacollo, 34 miles southeast from the regional capital of La Serena, and Santiago is approximately 215 miles south by air.

The mine property lies at the southern limit of the Atacama Desert at a mean elevation of 3,440 feet above sea level. Geomorphologically, it is characterized by northerly trending valleys bounded by low rolling foothills of the Andes The average annual temperature is 65.8°F with a range from 23°F in the winter to 89.6°F in the summer. Average annual rain fall is low (less than 4 inches) and concentrated within the months of May to August.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the operation.

Access to the mine is provided by Route 43 (“R-43”) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curves to the south to Andacollo. Both R-43 and D-51 are paved roads.

The mine is along a 1.2-mile section of paved road from the town of Carmen de Andacollo. Airport facilities are available in La Serena with connections to Santiago and other cities located in the northern portion of the country. Port facilities are available at Coquimbo.

Andacollo is supplied with electric power by a 110 kilovolt (“kV”) line from El Peñon. ln August 2020, CDA entered into a long-term power purchase agreement to provide 100% renewable power for Carmen de Andacollo Operations, which went into effect in September 2020 and will run through the end of 2031.

Process water is currently pumped to the site via a 12-inch pipeline, primarily sourced from groundwater extracted at the Alfalfares region approximately 31 miles from the site with a minor portion of the water supply coming from the Pan de Azucar region.

Several mines operate within the same geographical area and, as such, supplies, material and experienced mine labor are readily available. The majority of mine personnel live in the town of Carmen de Andacollo or in the nearby cities of Coquimbo and La Serena. These cities have a combined population of about 350,000 inhabitants, with housing, shopping and construction facilities.

Area of Interest

Our stream interest at Andacollo covers 1,225 exploitation mining concessions, including 1,174 concessions termed the “Mining Properties” and 51 concessions termed the “Dayton Concessions.” Our interest also covers any additional claims held before the effective date of the stream agreement, as described below, or acquired after the effective date which are wholly or partially located within an approximately 1 mile radius from the external boundary of the “Mining Properties”, any mining concessions held by the seller or acquired following the effective date which are wholly or partially located within approximately 0.6 mile radius from certain boundaries laid out in the agreement, and any Dayton Concession held by the seller as of the effective date of the agreement, or acquired after the effective date.

Stream Agreement

Under the Long Term Offtake Agreement dated July 9, 2015, between CMCA and our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of December 31, 2021, approximately 299,000 ounces of payable gold have been delivered to RGLD Gold.

Although Andacollo is primarily a copper mine, Royal Gold’s stream agreement covers only gold and not copper production.  We provide certain information on copper resources and reserves and production methods in order to provide a better understanding of the operation.

Property Description

The Andacollo operation consists of an open pit mine and sulfide concentrator.

The open pit mine is designed with a 33-foot bench height and an average overall pit slope of 53 degrees. A conventional owner operated and maintained truck and shovel, mining operation are used for exploiting the hypogene reserve. Mining is carried out with 34 cubic yard (“yd3”) hydraulic shovels and 25 yd3 front-end loaders loading 200-ton haul trucks.

The life of mine waste to ore ratio was 0.35:1 at the start of the mine life and has reduced over time. With the majority of the mining activity, ore is delivered to stockpiles or the primary crusher and approximately 95% of the waste rock is used for the tailing dam construction.

Copper concentrate is produced by processing hypogene ore through semi-autogenous grinding and a flotation plant with the capacity to process up to 60,500 short tons per day (“stpd”), depending on ore hardness. Some supergene ore is also mined, which is transported to heap leach pads. Copper-bearing solutions are processed in an SX-EW plant to produce grade A copper cathode.

Copper concentrates produced by the operation are sold under long-term contracts to smelters in Asia and Europe, using the LME price as the basis for copper pricing, and with treatment and refining charges negotiated on an annual basis.

The copper cathode produced at Carmen de Andacollo is sold under annual and spot contracts. The price of copper cathodes is based on LME prices plus a premium based on market conditions.

Tailing from the ore processing operation are stored in a single facility that has been used since the sulfide concentrator processing was initiated in 2010. The facility consists of five retention structures and high natural topography. The full facility is designed with six downstream embankment raises, which has a design capacity sufficient for the current ore reserve.

Age and Condition of Infrastructure

The sulfide concentrator was commissioned in 2010.

Royal Gold does not have specific information as to the physical condition of the age or condition of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

CMCA began mining the oxide and supergene enrichment zone of the Andacollo copper deposit in January 1996. Supergene and oxide ores were processed by heap leaching and production of copper cathode in an SX-EW plant. Beginning in 2010, the mine began processing hypogene ore (which underlies the supergene ore) through a mill and concentration plant at site producing concentrates for shipment.

Permitting and Encumbrances

In December 1994, CMCA prepared an environmental impact study for the Andacollo mine with the terms of reference of the study established by CMCA and the Comité Regional de Medio Ambiente (“COREMA”). The results of this study were presented before COREMA for approval. On July 13, 1995, COREMA granted CMCA an environmental permit to operate the existing Andacollo mine.

According to the operator, all major permits for current operations are in place and the operation is in material compliance with those permits. However, the operator discloses that the current life of mine for Andacollo is expected to continue until 2036 and that additional permitting or amendments will be required to execute the life of mine plan.

Property Geology

The Andacollo orebody is a porphyry copper deposit consisting of disseminated and fracture-controlled copper mineralization contained within a gently dipping sequence of andesitic to trachytic volcanic rocks and sub-volcanic intrusions. The mineralization is spatially related to a feldspar porphyry intrusion and a series of deeply-rooted fault structures. A primary copper-gold sulphide deposit (the “hypogene deposit”) containing principally disseminated and quartz vein-hosted chalcopyrite mineralization lies beneath the supergene deposit. The hypogene deposit was subjected to surface weathering processes resulting in the formation of a barren leached zone 30 to 200 feet thick. The original copper sulphides leached from this zone were re-deposited below the barren leached zone as a copper-rich zone comprised of copper silicates (chrysocolla) and supergene copper sulphides (chalcocite with lesser covellite).

Mineral Resources and Mineral Reserves

Table 1 Andacollo – Summary of Gold Mineral Resources at December 31, 2020, Based on $1,300 Au, $3.15 Cu1,2,3,4,5

	Amount Tons (M)	Au Grades opt	Cu Grades %	Cut-Off Grades[6]	Metallurgical Recovery[7,8]
Measured Mineral Resources	46.2	0.003	0.290	0.15 to 0.21% Cu	88.7% Cu, 68% Au
Indicated Mineral Resources	334.8	0.003	0.250	0.15 to 0.21% Cu	88.7% Cu, 68% Au
Measured + Indicated Mineral Resources	381.0	0.003	0.255	0.15 to 0.21% Cu	88.7% Cu, 68% Au
Inferred Mineral Resources	66.9	0.002	0.250	0.15 to 0.21% Cu	88.7% Cu, 68% Au

[1]

RGLD Gold’s metal stream on Andacollo pertains only to gold produced. Information on copper resources is included because the primary production from Andacollo is copper; the presentation of mineral resources is incomplete and misleading without the information.

[2]	Mineral resources are presented exclusive of mineral reserves.
[3]

Reported mineral resource is as of December 31, 2020, the most recent available public disclosure. Teck reports mineral resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction.  The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[4]	Copper price assumption was $3.05 for 2021-2022, $3.10 for 2023 and $3.15 for 2024 and beyond.
[5]	Gold price assumption was $1,300 per ounce.
[6]	Cutoff grades vary between 0.15 and 0.2% total copper.
[7]	Copper recoveries range from 82 to 91.5%, averaging 88.7%.
[8]	Gold recoveries average 68.1%.

Table 2 Andacollo – Summary of Gold Mineral Reserves at December 31, 2020, Based on $1,300 Au, $3.00 Cu1,2,3,4,5

	Reserves			Cut-Off Grades[5]	Metallurgical Recovery[6,7]
	Amount Tons (M)	Au Grades opt	Cu Grades %
Proven Mineral Reserves	122.6	0.003	0.320	0.15 to 0.21% Cu	88.7% Cu, 68% Au
Probable Mineral Reserves	209.8	0.003	0.300	0.15 to 0.21% Cu	88.7% Cu, 68% Au
Total Mineral Reserves	332.3	0.003	0.307	0.15 to 0.21% Cu	88.7% Cu, 68% Au

[1]

RGLD Gold’s metal stream on Andacollo pertains only to payable gold produced. Information on copper reserves is included because the primary production from Andacollo is copper; the presentation of mineral reserves is incomplete and misleading without the information.

[2]

Reported mineral reserve is as of December 31, 2020, the most recent available public disclosure. Teck reports reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	Long term copper price assumption for reserves was $3.00 per pound.
[4]	Gold Price assumption was $1,300 per ounce.
[5]	Cutoff grades vary between 0.15% and 0.2% total copper.
[6]	Copper recoveries range from 82-91.5%, averaging 88.7%.
[7]	Gold recoveries average 68.1%.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of December 31, 2020. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021 and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

Stream deliveries from Andacollo were approximately 15,500 ounces of gold during the six months ended December 31, 2021, compared to approximately 24,400 ounces of gold during the six months ended December 31, 2020. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries, in line with the expected downward trend of gold grades, as well as differences in the timing of shipments and settlements during the periods.

Teck expects grades to continue to decline towards reserve grades. The current life of mine for Andacollo is expected to continue until calendar year 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

The disclosures below regarding Khoemacau are derived from the Preliminary Economic Assessment – NI 43-101 Technical Report dated May 14, 2012 pursuant to NI 43-101, and non-public mineral resource and mineral reserve updates provided by Khoemacau Copper Mining (Pty.) Limited (“KCM”) pursuant to the JORC Code.  Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Khoemacau is a copper-silver development project located within the North West and Ghanzi Districts of Botswana and is owned by KCM. The project’s mining area, Zone 5, and ore processing facilities, Boseto, are separated by a distance of 20 miles. The Zone 5 mine area is generally south-west of the town of Maun and approximately 15 miles south of the town of Toteng, and the Boseto facility is located at 20.56°S latitude and 22.95°E longitude with an approximate elevation of 3,280 feet.

The climate of the project area is classified as semi-arid and tropical, with highly variable and unreliable rainfall. Rainfall is concentrated in the summer months from October to April and typically falls in high intensity convectional showers that are often highly localized. Winters are very dry, usually with no precipitation at all in July and August. Annual rainfall is normally less than 20 inches.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the operation.

Access to the Boseto mill site is via the paved Trans Kalahari Highway (Highway A3) from Maun 40 miles southwest to just east of the town of Toteng, and a further 25 miles by unpaved road to the south of Toteng. Zone 5 and the Boseto mill are connected by a 20-mile divided sealed road to support both mall vehicle traffic and ore transport.

The city of Maun has an airport with connection within Botswana and several cities in South Africa.

Electric power is provided by a 132 kV line from the Botswana Power Corporation grid via a 31-mile overhead transmission line connection. A 132 kV transmission line also links the Boseto plant to Zone 5 allowing all operations to be supplied by grid power. Existing diesel generation capacity from the previous Boseto operations is being used as backup power.

Water is being supplied from two wellfields, at the Boseto borefield, located 37 miles from the Boseto plant, and the Haka borefield, connected to Zone 5 with a 25-mile pipeline.

Labor and supplies for most of the basic mining and exploration needs for the project can be obtained from Maun, which has a population of approximately 56,000 (2011 Census) and hosts a wide range of supplies, services and labor. Many skills required to operate a mechanized underground mine are not available in Botswana and are sourced internationally. Both Boseto and Zone 5 have accommodation facilities for workers during their rotation work period.

Area of Interest

KCM controls 1,560 miles2 of mineral concessions of which our stream interest covers an area of interest surrounding Mining License 2015/015L with an area of 68 miles2 (43,490.5 acres), measuring 5 miles by 13.7 miles, which covers all reserves and resources referred to as Zone 5. Our area of interest also includes the Mango NE deposit.

Stream Agreement

Under the Silver Purchase and Sale Agreement dated February 24, 2019, between Khoemacau Copper Mining (Proprietary) Limited and RGLD Gold, as amended, RGLD Gold owns the right to receive 90% of the payable silver produced from Khoemacau until the delivery of 36.0 million silver ounces, and 45% thereafter. RGLD Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 14,300 stpd (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds. As of December 31, 2021, approximately 0.26 million ounces of payable silver have been delivered to RGLD Gold.

Property Description

The Khoemacau operation consists of a mechanized underground mine producing from the Zone 5 orebody and a sulfide ore flotation plant for ore processing, at Boseto. The project completed construction in the second half of calendar 2021 and is in a production ramp-up stage with target production of 4.0 million tons per annum or 11,000 stpd.

The Zone 5 mine is a bulk mechanized mine, designed for a total production rate of 4.0 million tons per annum through three mining corridors, with a single mining corridor production rate between 1.1 to 2.2 million tons per annum. The mine design is based on a Long Hole Open Stoping (“LHOS”) mining method. The first section of the mine incorporates pillars and no pastefill, and pastefill will be used as depth increases to improve overall mineral resource recovery.

Given that the orebody has a strike length of more than 2.5 miles, it necessitated dividing it up into mining corridors due to the mining method selected, with separate decline systems dedicated to servicing each corridor. The twin decline layout allows for more than 3,200-foot coverage of strike extent of the orebody, while offering multiple orezone attack points, highly productive layouts, and significant redundancy. Two of the mining corridors are equipped with twin declines, while one corridor is equipped with a single decline.

The Zone 5 site is equipped with all maintenance, warehousing, administration and personnel accommodation facilities to fully support underground mining activities.

The mined ore is trucked approximately 22 miles from the Zone 5 mine to the Boseto processing facility on a purpose built, fully sealed bitumen haul road, with a separate access road for light vehicles.

At Boseto, ores are processed in the 4.0 million tons per annum sulphide concentrator, producing a copper-silver concentrate, which is purchased by third parties. Concentrate is loaded into approximately 1.1-ton fabric bags for transport by road to port, for shipping and sale on the international market.

Tailing generated from the plant is deposited on a circular tailing storage facility (“TSF”), located south-west of the plant. Tailing is deposited mainly by spigot with a center decant tower for water recovery. The facility is designed as an upstream constructed facility, which enables concurrent rehabilitation to take place during operation.

The Boseto site is equipped with all maintenance, warehousing, administration and personnel accommodation facilities to fully support ore processing activities.

Age and Physical Condition of Infrastructure

The mine is currently in a production ramp-up phase. Underground mining equipment and mine infrastructure are new. The associated Boseto concentrator is a previously existing installation which underwent significant overhauls and refurbishment starting in calendar 2018.

Royal Gold does not have specific information as to the physical condition or the age of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

The first exploration over the Khoemacau area dates to the early 1960’s when Johannesburg Consolidated Investments (“JCI”) was active in the area. Sporadic exploration over the project area between 1960 and 2008 consisted of geochemical, geophysical (airborne and ground) and diamond / RC drilling programs. KCM acquired the Zone 5 Licences in 2013.

Other deposits on the same project lease have been previously mined by open pit methods. This most notably includes the North and South Plutus Pits, and the Zeta pit to the South. These pits were worked extensively between 2012 and 2015 by Discovery Copper Botswana (Pty) Limited (“DCB”), which was owned and operated by Discovery Metals Limited. Due to these previous operations, a processing plant and infrastructure was already in place at Boseto when KCM acquired DCB from provisional liquidation in 2015.

Permitting and Encumbrances

Approvals for the operation are divided in the Mining Licenses issued by the Department of Mines and environmental approvals issued by the Department of Environmental Affairs (“DEA”).

Mine licenses have been issued by the Department of Mines as follows:

●	Khoemacau Copper Mining Zone 5 Mining License (ML 2015/05L) – issued in 2015 with a 20-year validity. Khoemacau has recently revised this Mine License to include the new surface infrastructure at Zone 5 on the footwall side of the deposit and for the potential future processing of ore from Zone 5 North; and,
●	Discovery Copper Botswana Mining License (Discovery ML 2010/99L) – issued in 2010 with 15-year validity. This Mining License was amended in 2014 and 2015 to include exploitation of the Zeta and Zeta NE targets, respectively. This Mining License was also amended in 2017 to reflect the execution of the Starter Project (i.e., throughput at the mill of 4.0 million tons per annum).

Five DEA approvals were received for the project, each requiring an individual Environmental and Social Impact Statements (“ESIS”):

●	Boseto ML Amendment– including mill capacity increase from 3.3 to 4.0 million tons per annum, repairs/modifications of surface infrastructure at the Boseto site, and sourcing of ore from Zone 5 (Authorized in November 2017);
●	Zone 5 ML Amendment – including five additional boxcuts (to reflect the Zone 5 Expansion case) and construction of a 6.6 million tons per annum processing facility at Zone 5, including TSF (Authorized in May 2018);
●	Access Road/Haul Route – including service corridors for roads between A3, Boseto, and Zone 5. Also including emplacement of water pipelines from Haka, Boseto (Khoemacau), and Zone 5 borefields as well as authorization of project power and communications line routing between Zone 5 and Boseto (Authorized in April 2017);
●	BPC Powerline – including the powerline from the Legolthwane substation near Toteng village to Boseto (Authorized in May 2018); and,
●	Communications Tower – a new cellular tower on an existing communications site in the Kwebe Hills (Authorized in May 2017).

The submission of biannual monitoring reports to the DEA is a requirement of approval of the five separate Environmental Authorizations.

Additional prospecting licenses are in place for active exploration areas.

Property Geology

The Khoemacau Project area, is located in the Kalahari copper belt, which stretches over approximately 500 miles from central Namibia to the east of Botswana. The deposit is hosted within the Ghanzi-Chobe Fold Belt, a series of deformed metavolcanic and metasedimentary rocks. Deposits within the fold belt typically consist of stratiform copper mineralization within veins between specific rock units.

Zone 5 has a deposit strike length of 2.6 miles with mineralization dipping at 56 degrees to the south-east over an average thickness of 30 feet. Mineralization is situated in the hanging wall sequence, 100 feet above the contact between the D'Kar Formation and Ngwako Pan Formation. Mineralization is sub-parallel to lithology and typically cross-cuts host units from the lower D’Kar limestone unit in the south-west to the carbon rich siltstone unit and interbedded alternating siltstone and sandstone unit toward the north-east. The host rock assemblage is sandwiched between two competent sandstone units; the footwall Ngwako Pan quartzite sandstone and the hanging wall Marker sandstone. The down dip extension of mineralization has been drilled to a maximum depth of 4,000 feet vertically below surface. The deposit remains open at depth (down dip) and partially along strike.

Mineral boundaries were interpreted to distinguish areas that comprised overburden, oxide plus sulphide minerals and sulphide-only assemblages. The near surface mineralized zone was identified as a transitional sulphide zone that contained both oxide and sulphide minerals. The boundary between this zone and the sulphide only undulates parallel to topography between 200- and 250-feet deep below the surface. This boundary was defined by acid soluble copper and total copper ratios, logged drill core and recorded specific gravity values. Common minerals found in this zone, in order of abundance, include malachite, bornite, chalcopyrite, native copper and minor chrysocolla. A small zone of deeper oxidation, with mineralization consisting dominantly of native copper, is located in the center portion of the deposit. This area shows strong brecciation and extends to depths of 1,300 feet below the surface.

Economic mineralization consists of massive bornite and chalcocite with accompanying chalcopyrite and silver. Locally, secondary massive chalcocite has replaced bornite in the Central portion of the deposit at the forereef slope. These minerals are largely vein hosted and make up the greater than 1.0% Cu grade domain. The mineralization is hosted within an extensive system of quartz and quartz carbonate veins, shears and cleavages. Parallel and sub-parallel shearing continues for hundreds of feet and are likely influenced by subtle changes in lithology and structure. Within the more competent units, shearing is replaced by brittle deformation, generally in the form of brecciation.

Localized parasitic folds, thrusts and shears have thickened the mineralization and repeated the stratigraphy resulting in enhanced copper and silver grades over very wide intervals. Structural data in the NE portion of the deposit suggests a gently plunging fold toward the south-west. The fold is overprinted in the center portion of the deposit by a vertically plunging facies change. These two areas have the highest grades and thickest intervals.

Mineral Resources and Mineral Reserves

Table 1 Khoemacau – Summary of Silver Mineral Resources at June, Based on $18.00 Ag and $3.00 Cu1,2,3,4

	Amount Tons (M)	Ag Grades opt	Cu Grades %	Cut-Off Grades[5]	Metallurgical Recovery[6]
Measured Mineral Resources	6.1	0.722	2.757	1% Cu	88.3% Cu / 84.1% Ag
Indicated Mineral Resources	3.7	1.006	3.681	1% Cu	88.1% Cu / 83.9% Ag
Measured + Indicated Mineral Resources	9.8	0.829	3.103	1% Cu	88.2% Cu / 84.0% Ag
Inferred Mineral Resources	54.7	0.659	2.050	1% Cu	88.2% Cu /84.1% Ag

[1]	Khoemacau mineral resources are reported at an effective date of June 30, 2021, using metals prices of $18.00 per ounce silver and $3.00 per pound of copper.
[2]

Khoemacau Zone 5 mineral resources are reported pursuant to the JORC code. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[3]	Mineral resources are reported independent of mineral reserves.
[4]

RGLD Gold’s metal stream on Khoemacau pertains only to payable silver produced. Information on copper resources is included because the primary production from Khoemacau is copper, the presentation of mineral resources is incomplete and misleading without the information.

[5]	Mineral resources are reported at an inherent 1% Cu cutoff.
[6]

Metallurgical recoveries for copper and silver vary based on the dominant copper mineral. Copper recoveries are generally 86-90%. Silver recoveries are 83.3-87.1%. Copper recoveries are reduced in areas where acid soluble copper is greater than 15% of total copper content.

Table 2 Khoemacau – Summary of Silver Mineral Reserves at June 30, 2021, $20.00 Ag and $3.40 Cu1,2,3,4,6,7

	Reserves			Cut-Off Grades	Metallurgical Recovery[5]
	Amount Tons (M)	Ag Grades opt	Cu Grades %
Proven Mineral Reserves	12.2	0.606	2.190	$41.67 NSR	87.8% Cu 83.9% Ag
Probable Mineral Reserves	25.2	0.559	1.950	$41.67 NSR	87.8% Cu 83.9% Ag
Total Mineral Reserves	37.4	0.574	2.028	$41.67 NSR	87.8% Cu 83.9% Ag

[1]	Khoemacau mineral reserves are reported at an effective date of June 30, 2021, using metals prices of $20.00 per ounce silver and $3.40 per pound of copper.
[2]

Khoemacau Zone 5 mineral reserves are reported pursuant to the JORC Code. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	Mineral reserves are based on a minimum cutoff of $41.67 per ton NSR value, net of silver credits, which includes planned dilution in the mining plan.
[4]

RGLD Gold’s metal stream on Khoemacau pertains only to payable silver produced. Information on copper reserves is included because the primary production from Khoemacau is copper; the presentation of reserves is incomplete and misleading without the information.

[5]

Metallurgical recoveries for copper and silver vary based on the dominant copper mineral. Copper recoveries are generally 86-90%. Silver recoveries are 83.3-87.1%. Copper recoveries are reduced in areas where acid soluble copper is greater than 15% of total copper content. Treatment and refining charges are captured as a reduction in recoverable metal in the reserve model, 97% for copper and 90% for silver.

[6]	The mineral reserve was estimated by Shaun Crisp (Pr.Sci.Nat), Senior Resource Geologist of Khoemacau Copper Mining.
[7]

Shaun Crisp, Pr.Sci.Nat. (SACNASP, Number 400076/09) acted as the Competent Person (“CP”) and is the Senior Resource Geologist and a full-time employee of Khoemacau Copper Mining. Mr. Crisp has sufficient experience that is relevant to the style of mineralization and type of deposit under consideration and to the activity that he has undertaken to qualify as a CP as defined in the JORC Code. The determination that Mr. Crisp is a CP as defined in the JORC Code does not mean that Mr. Crisp is a qualified person under SK1300, and Royal Gold has not made any determination that Mr. Crisp is or is not a qualified person under SK1300.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of June 30, 2021. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021 and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

Stream deliveries from Khoemacau were approximately 261,100 ounces of silver during the six months ended December 31, 2021. First concentrate was shipped in mid-July 2021 from Khoemacau and we received our first silver stream deliveries during the September 30, 2021 quarter.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), construction and upgrades to the process plant and other project infrastructure are complete and performing in line with expectations, and activity continues to focus on ramping up mining activity to full production levels. Progress within the mine during the quarter ended December 31, 2021, was slower than planned due to typical ramp up issues related to refining drilling and blasting practices in a new ore body, and more significantly, reduced availability of skilled operators due to COVID-19 considerations. COVID-19 impacts were particularly significant in December when COVID-19 protocols caused absences to peak at approximately 25% of the planned operator workforce, including approximately 40% of the highly skilled operators, which affected 40% of mining shifts and reduced planned production considerably. Workforce availability has subsequently improved, and combined with experience gained from mining the initial stopes, mining rates in January were approximately 40% of the target mining rate of 11,000 tons per day.

Absent further COVID-19 impacts, KCM expects the mining rate will continue to increase steadily from current levels and reach full sustained production by the fourth quarter of 2022. With the results experienced during the ramp-up period, KCM continues to expect that at full production Khoemacau will produce 171,000 to 182,000 tons of high-grade copper and silver concentrate a year, containing approximately 66,000 to 72,000 tons of payable copper and 1.8 to 2.0 million ounces of payable silver, over an approximate 20-year mine life.

Due to the negative impact on working capital caused by the slower ramp up progress, KCM has advised that it intends to draw the remaining $26.5 million stream advance payment in February, 2022, which would increase our interest in the payable silver from Khoemacau from 90% to 100%. KCM has also advised that it is working to receive lender support and an additional equity contribution from shareholders. Absent further negative impacts from COVID-19, KCM believes it will have adequate liquidity available after these contributions to meet working capital needs until full production levels are reached.

After this final draw, Royal Gold would hold the right to receive 100% of the payable silver produced from Khoemacau until the delivery of 40.0 million silver ounces, and 50% thereafter. Royal Gold will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 14,300 tons per day (30% above current mill design capacity), Royal Gold will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

Mount Milligan

The disclosures below regarding Mount Milligan are derived from the Technical Report on the Mount Milligan Mine North-Central British Columbia dated March 26, 2020 pursuant to NI 43-101 and CIM Standards.  Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own disclosure, and the operator denied the request.

Location

Mount Milligan is an open-pit mine and is located within the Omenica Mining Division in North Central British Columbia, at 55.12°N latitude and 124.01°W longitude, approximately 96 miles northwest of Prince George, 53 miles north of Fort St. James, and 59 miles west of Mackenzie.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the project.

The Mount Milligan mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 482 miles from Prince Rupert and 158 miles from Prince George. These roads are maintained in good condition by the various user groups.

Electric power is accessed from the BC Hydro Kennedy Substation, located 22 miles southeast of Mackenzie, and connected to the Mount Milligan mine via a 57-mile, 230 kV transmission line. The system is fed from the Peace River hydro generation facilities.

Stored water inventory at the Mount Milligan mine is critical to the ability to process ore through the process plant on a sustainable basis. Water supply and make-up sources for the project include precipitation runoff, recycling of water from the tailing storage facility supernatant pond, pit dewatering, groundwater wells, fresh water from Meadows Creek, Rainbow Creek (temporary approval) and Philip Lake (temporary approval).

Water required for ore processing operations is reclaimed from the TSF by a barge-mounted pump station and booster pump station. Water sources are supernatant from the settled tailing and run-off from precipitation and snowmelt within the catchment area.

The communities of Mackenzie and Fort St. James are within daily commuting distance of the Mount Milligan mine, and both communities are serviced by rail, which connects to the major western and eastern rail routes.

Concentrate is transported by truck from the mine site to Mackenzie, transferred onto railcars of the Canadian National Railway to existing port storage facilities of Vancouver Wharves in North Vancouver and loaded as lots into bulk ore carriers. Concentrate is then shipped to customers via ocean transport.

Labor and services are readily available from the surrounding towns of Prince George, Fort St. James, Mackenzie, Vanderhoof, Smithers and Fraser Lake.

Area of Interest

At Mount Milligan, our stream interest covers Mining Lease 631503 and 110 mineral claims covering 126,217 acres.

Stream Agreement

Under the Amended and Restated Purchase and Sale Agreement dated December 14, 2011, between Terrane Metals Corp., an indirect subsidiary of Centerra Gold Inc. (“Centerra”), and RGLD Gold, as amended, RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan mine. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. As of December 31, 2021, approximately 607,500 ounces of payable gold and 57.9 million pounds of payable copper have been delivered to RGLD Gold.

Property Description

Mount Milligan is a copper-gold porphyry deposit, consisting of two principal zones, the Main Zone and the Southern Star (SS) Zone. The Main Zone includes four contiguous sub-zones: MBX, WBX, DWBX and 66 (low-copper and high-gold grades, southeast of the MBX sub-zone). These geologic zones are the basis for the metallurgical test work.

Open pit operations are designed and scheduled to deliver peak annual production of 60 million tons per annum, with a life-of-mine (“LOM”) stripping ratio of 0.81 tons of waste to 1 ton ore. All waste material is used in the construction of the TSF or in the case of the material being classified as potentially acid producing, stored within the TSF.

The mining operation’s equipment fleet comprises two 12.2-inch electric blast hole drills, two 55 yd3 electric cable shovels, one 25 yd3 front end loader and eleven 240-ton trucks. These major units are supplemented with a back-up equipment fleet of graders, track and rubber-tired dozers, backhoes, and water trucks. A 50-foot bench height has been selected for mining both ore and waste.

The Mount Milligan sulfide flotation concentrator was designed to process ore at a nominal rate of 66,000 stpd, producing a marketable concentrate of copper, gold, and silver. It consists of the following unit operations:

●	primary crushing;
●	coarse ore stockpile;
●	Semi-Autogenous/Ball Mill/Pebble Crushing (“SABC”) grinding circuit;
●	rougher/scavenger flotation;
●	concentrate regrinding;
●	cleaner flotation;
●	gravity concentration;
●	concentrate dewatering; and
●	tailing disposal.

The run of mine (“ROM”) ore is crushed to 80% passing 5.9 inches, and then ground to 80% passing 70 mesh prior to flotation.

The infrastructure at Mount Milligan includes a TSF and reclaim water ponds, an administrative building and change house, a workshop/warehouse, a permanent operations residence, a first aid station, an emergency vehicle storage, a laboratory, and sewage and water treatment facilities.

Age and Condition of Infrastructure

The mine was commissioned in 2013.

Royal Gold does not have specific information about the physical condition of equipment and infrastructure at site, but the installation is relatively new.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

Limited exploration activity was first recorded in 1937. In 1984, prospector Richard Haslinger (“Haslinger”) and BP Resources Canada Limited (“BP Resources”) located claims on the current site.

In 1986, Lincoln Resources Inc. (“Lincoln”) optioned the claims and in 1987 completed a diamond drilling program that led to the discovery of significant copper-gold mineralization. In the late 1980s, Lincoln reorganized, amalgamated with Continental Gold Corp. (“Continental Gold”) and continued ongoing drilling in a joint venture with BP Resources.

In 1991, Placer Dome Inc. (“Placer Dome”) acquired the Project from the joint-venture partners, resumed exploration drilling and completed a pre-feasibility study for the development of a 66,000 stpd open pit mine and flotation process plant.

Barrick Gold Corporation (“Barrick”) purchased Placer Dome in 2006 and sold its Canadian assets to Goldcorp Inc. (“Goldcorp”), who then in turn sold the Project to Atlas Cromwell Ltd. (“Atlas Cromwell”). Atlas Cromwell changed its name to Terrane Metals Corp. (“Terrane”) and initiated a comprehensive work program.

In October 2010, Thompson Creek Metals Company Inc. (“TCM”) acquired the Mount Milligan development project through its acquisition of Terrane, entered a stream agreement with RGLD Gold and subsequently constructed the Mount Milligan mine, which commenced commercial production in February 2014.

In October 2016, TCM was acquired by a subsidiary of Centerra and, in connection with that acquisition, Terrane and certain other subsidiary entities of TCM were amalgamated into TCM. The Mount Milligan mine is now fully owned by TCM, an indirect subsidiary of Centerra.

RGLD Gold’s interest in Mount Milligan evolved over time as a result of adapting the stream to address the needs of its operating partner. RGLD Gold’s original 52.25% gold stream was acquired in three transactions from TCM, as part of the financing for the initial project acquisition and construction:

1.	On July 15, 2010, RGLD Gold announced the acquisition of a 25% gold stream interest on the Mount Milligan project from Thompson Creek for $226.5 million and cash payments equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until the delivery of 550,000 ounces to RGLD Gold, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.

2.	On December 15, 2011, RGLD Gold increased its gold stream interest on the Mount Milligan project by an additional 15% for $270 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to RGLD Gold (replacing the payment structure of the July 15, 2010 transaction).

3.	On August 9, 2012, RGLD Gold increased its gold stream interest in the Mount Milligan project by an additional 12.25% for $200 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to RGLD Gold.

Subsequently, on October 20, 2016, after the first few years of operations, Centerra acquired all of the issued and outstanding common shares of Thompson Creek. RGLD Gold's stream interest at Mount Milligan was amended as part of this transaction to facilitate the acquisition and provide more gold exposure to Centerra. Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream.

Permitting and Encumbrances

As of the 2020 Technical Report, Mount Milligan held or was in the process of obtaining all permits required for the operation of its business for the defined LOM. The outstanding permits at that time were for outstanding water use expansion over the LOM.

Mount Milligan was designed to use surface water and groundwater sources for processing.  Stored water inventory is critical to the ability to process ore through the mill on a sustainable basis.  In the winter months of 2018 and 2019, due to sustained periods of low precipitation in the preceding months and corresponding low levels of stored water inventory, Mount Milligan experienced a lack of sufficient water resources that caused temporary suspensions and reductions of processing operations.  In February 2019, the British Columbia Environmental Assessment Office approved an amendment to the Mount Milligan environmental assessment certificate to permit access to additional sources of surface water and groundwater until November 30, 2021, which was subsequently extended in early 2021 to November 2023.  Centerra disclosed that it continues to pursue a longer-term solution to its water requirements at the Mount Milligan Mine and is in discussions with regulators, First Nations partners and other stakeholders.

In addition to accessing water from Rainbow Creek and Meadows Creek, Mount Milligan received temporary approvals to pump water from Philip Lake during a portion of the Spring run-off period. Mount Milligan continues to access ground water from the Lower Rainbow Valley wellfield as well as other groundwater wells near the TSF. The operation has received approval to draw groundwater from within a 3.7-mile radius of the operation for the LOM.

Centerra continues to pursue a longer-term solution to its water requirements at Mount Milligan and is in discussions with regulators, First Nations partners and other stakeholders. In 2021, Centerra obtained an environmental assessment certificate amendment, and related permits, to access surface water sources for Mount Milligan through November 2023.

Property Geology

The Mount Milligan deposits are categorized as silica-saturated alkalic Cu-Au porphyry deposits associated with alkaline monzodioritic-to-syenitic igneous rocks. Two styles of mineralization have been identified.

o	Early-stage porphyry Au-Cu mineralization (and early-stage vein types) associated with composite monzonite porphyry stocks and related hydrothermal breccia, and narrower dyke and breccia complexes.

o	Late-stage structurally controlled high-gold low-copper (HGLC) mineralization (and intermediate- to late-stage vein types) that is associated with faults and fault breccias, crosscuts/overprints the earlier stage porphyry mineralization and is more spatially widespread.

Mineral Resources and Mineral Reserves

Table 1 Mount Milligan – Summary of Copper and Gold Mineral Resources at December 31, 2020, Based on $3.50 Cu, $1,500 Au1,2

[c]
	Amount Tons (M)	Au Grade opt	Cu Grade %	Cut-Off Grades[3]	Metallurgical Recovery[4]
Measured Mineral Resources	68.0	0.011	0.175	0.2% CuEq	Note 4
Indicated Mineral Resources	69.9	0.009	0.202	0.2% CuEq	Note 4
Measured + Indicated Mineral Resources	137.9	0.010	0.189	0.2% CuEq	Note 4
Inferred Mineral Resources	8.7	0.009	0.161	0.2% CuEq	Note 4

[1]	Mineral resources are reported at a 0.2% CuEq cutoff using metal prices of $3.50 per pound copper and $1,500 per ounce gold, and an exchange rate of 1USD:1.25CAD.
[2]

Mount Milligan mineral resources are reported pursuant to CIM Standards.  SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction.  The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[3]

The open pit mineral resources are constrained by a pit shell and are estimated based on an 0.2% CuEq which was equivalent to NSR cut-off of $6.37 per ton and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges and stream and royalty arrangements in determining economic viability.

[4]

Metallurgical recoveries for reporting mineral resources assume variable copper recoveries between 75% and 83% and gold recoveries between 55% and 65%. CuEq is estimated to blocks according to variable gold and copper recoveries.

Table 2 Mount Milligan – Summary of Copper and Gold Mineral Reserves at December 31, 2020, Based on $3.00 Cu and $1,250 Au 1,2,3

	Amount Tons (M)	Au Grade opt	Cu Grade %	Cut-Off Grades[3]	Metallurgical Recovery[4]
Proven Mineral Reserves	138.0	0.012	0.226	$6.37 NSR	Note 4
Probable Mineral Reserves	50.0	0.011	0.213	$6.37 NSR	Note 4
Total Mineral Reserves	188.0	0.011	0.223	$6.37 NSR	Note 4

[1]	The mineral reserves have been estimated based on a gold price of $1,250 per ounce, copper price of $3.00 per pound and an exchange rate of 1USD:1.25CAD.
[2]

Mount Milligan mineral reserves are reported pursuant to CIM Standards.  SK1300 does not permit reciprocal recognition of reserves determined under the mining disclosure regime of another jurisdiction.  The amounts, grades and recovery of reserves determined under SK1300 could vary from the disclosure set forth here.

[3]

The open pit mineral reserves are estimated based on an NSR cut-off of $6.37 per ton and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges and stream and royalty arrangements in determining economic viability.

[4]

Metallurgical recoveries are estimated using regression curves based on operational and metallurgical test work data. Annual average copper recoveries range from 76.4% to 82.4%. Annual average gold recoveries range from 55.2% to 64.2%.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of December 31, 2020. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021 and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

Gold stream deliveries from Mount Milligan were approximately 28,700 ounces during the six months ended December 31, 2021, compared to approximately 29,300 ounces for the six months ended December 31, 2020.

Copper stream deliveries from Mount Milligan were approximately 6.3 million pounds during the six months ended December 31, 2021, compared to approximately 8.3 million pounds during the six months ended December 31, 2020. The decrease in deliveries resulted from differences in the timing of shipments and settlements during the periods.

On January 18, 2022, Centerra reported updated guidance for Mount Milligan. In calendar 2022, Centerra expects Mount Milligan to produce between 190,000 and 210,000 ounces of gold, compared to the previously issued guidance of 170,000 to 190,000 ounces and actual calendar 2021 production of 196,400 ounces. Centerra expects copper production to be in the range of 70 to 80 million pounds compared to the previous guidance of 90 to 100 million pounds and actual calendar 2021 production of 73.3 million pounds. Centerra expects gold and copper production to be back-end weighted in calendar 2022, with the first half of the year representing 40% of the calendar 2022 annual metal production total while the second half of the year will represent up to 60% of the calendar 2022 annual metal production total. The changes to expected gold and copper production at the Mount Milligan Mine are due to planned mine sequence changes.

Centerra also reported that it expects to conclude its ongoing life of mine planning work and issue a new NI 43-101 technical report for the Mount Milligan mine in the second quarter of calendar 2022.

Pueblo Viejo

The disclosures below regarding Pueblo Viejo are derived from the Technical Report on the Pueblo Viejo Mine, Sanchez Ramirez Province, Dominican Republic dated March 19, 2019 in accordance with NI 43-101 and CIM Standards, and the mineral resource and reserve updates are derived from Barrick’s news release dated February 10, 2022 pursuant to NI 43-101. Royal Gold requested information prepared pursuant to SK1300 or access to the underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Pueblo Viejo mine is located in the province of Sanchez Ramirez, Dominican Republic, at 18.94°N latitude and 70.17°W longitude, approximately 60 miles northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont Corporation (“Newmont”) holds a 40% interest. Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 48 miles to Piedra Blanca and proceeding east for approximately 14 miles on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

Elevation at the mine site ranges from 1,850 feet at Loma Cuaba to approximately 210 feet at the Hatillo Reservoir. The site is characterized by rugged and hilly terrain covered with subtropical wet forest and scrub cover. The region has a tropical climate with little fluctuation in seasonal temperatures. The heaviest rainfall occurs between May and October.

Infrastructure

Infrastructure to support the mining and processing operation is in place.

The main road from Santo Domingo to within about 14 miles of the mine site is a surfaced, four-lane, divided highway that is generally in good condition. Access from the divided highway to the site is via a two-lane, paved highway. Gravel surfaced, internal access roads provide access to the mine site facilities.

The Pueblo Viejo mine is supplied electric power from two sources via two independent 230 kV transmission circuits. In 2013, Pueblo Viejo Dominicana Corporation (“PVDC”) commissioned a 218-megawatt (“MW”) Wartsila combined cycle reciprocating engine power plant, together with an approximately 45 mile transmission line connecting the plant to the minesite. The power plant is located near the port city of San Pedro de Macoris on the south coast and will provide the long-term power supply for the Pueblo Viejo mine. The plant is dual fuel and was converted to natural gas from heavy fuel oil in 2020. In 2019, PVDC signed a 10-year natural gas supply contract with AES Andres DR, S.A. (“AES”) in the Dominican Republic. AES also completed a new gas pipeline to the facility. The power plant began supplying power to the mine using natural gas in the first quarter of 2020.

In addition to the existing access roads, the site infrastructure includes accommodations, offices, a truck shop, a medical clinic and other buildings, water supply, the TSF, and water treatment facilities. A double and single fence system protects the process plant site. Within the plant site area, the freshwater system, potable water system, fire water system, sanitary sewage system, storm drains, and fuel lines are buried underground. Process piping is typically left above ground on pipe racks or in pipe corridors.

A TSF is operating in the El Llagal valley approximately 2 miles south of the plant site and the progressive raising of a large rock-filled dam with an impermeable saprolite core is underway.

The site has sufficient access, surface rights, and suitable sources of power, water, and personnel to maintain an efficient mining operation.

The city of Santo Domingo is the principal source of supply for the Mine. It is a port city with a population of over three million with daily air service to the USA and other countries. Most non-technical staff positions and labor requirements are filled from local communities. The mine operates year round.

Area of Interest

At Pueblo Viejo, our stream interest covers a Special Lease Agreement of Mining Rights (“SLA”), as amended in November 2009 and in October 2013. The Lease has a term of 25 years with one extension by right for 25 years and a second 25 year extension at the mutual agreement of Barrick and the Dominican state, allowing a possible total term of 75 years.

Under the SLA, PVDC is obligated to make the following payments to the Dominican Republic: a net smelter return royalty of 3.2% based on gross revenues less some deductible costs (royalties do not apply to copper or zinc); a net profits interest of 28.75% based on an adjusted taxable cash flow; a corporate income tax of 25% based on adjusted net income; a withholding tax on interest paid on loans and on payments abroad; and other general tax obligations. The SLA tax regime includes a stability clause.

Stream Agreement

Under the Precious Metals Purchase and Sale Agreement dated August 5, 2015 between RGLD Gold and BGC Holdings Ltd. and Barrick, as amended, RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of December 31, 2021, approximately 284,900 ounces of payable gold and 10.1 million ounces of payable silver have been delivered to RGLD Gold.

Property Description

Pueblo Viejo is a production stage property consisting of a conventional open pit surface mine and a complex processing circuit designed to process 26,400 stpd of refractory gold-silver ore through pressure oxidation. Gold and silver are recovered through a CIL circuit and electrowinning.

The pit stages have been chosen to facilitate the early extraction of the most profitable ore. The driver of the mine schedule is the sulphur blending requirement. Sulphur grade is important because the metallurgical aspects of the processing operation, the recoveries achieved, and the processing costs, all strongly depend on a very consistent, low-variability sulphur content in the plant feed.

The Pueblo Viejo mine operates a conventional open pit conventional truck and shovel mining operation mining on 33-foot high benches. It achieved commercial production in January 2013 and completed its ramp-up to full design capacity in 2014. Current mining operations supplement fresh ore from the Monte Negro and Moore pits with stockpiled ore to achieve the required ore blend for ore processing.

Equipment planning has considered mine design production of approximately 63 to 70 million tons per annum total material movement, including limestone. This includes mill feed of 26,400 stpd, reclamation from stockpiles, and simultaneous mining in the limestone quarries and several operating pit phases. Loading is carried out with 26 yd3 hydraulic shovels and 29 yd3 front-end loaders, loading 195-ton haul trucks.

Gold and silver are recovered through pressure oxidation (autoclave) of whole ore followed by hot cure and hot lime boil, prior to cyanidation of gold and silver in a CIL circuit. The autoclave circuit is designed to oxidize approximately 1,925 ton of sulfide per day, which is equivalent to about 26,400 tons of run-of-mine ore at 7.5% of sulfide. Lower sulfide ores are often fed to the plant resulting in higher tonnage, often well over 33,000 stpd. The rest of the process plant is designed to process a minimum 26,400 stpd, but can effectively process over 33,000 stpd as needed. From 2014 to 2020, the process plant produced an average of one million ounces of gold per year.

The TSF is located in the El Llagal valley, located approximately 2.5 miles south of the plant site. The Lower Llagal TSF, made up of one main dam and three saddle dams, will contain all of the waste rock generated over the life of the Pueblo Viejo mine as well as process tailing up to 2028, at which point the tailing deposition will transition to another proposed TSF location. In addition to solids storage, the TSF is sized to provide storage for an operating pond and for extreme precipitation events. Additional tailing impoundment capacity, as required by the mineral resource base, will be studied and implemented. The mine is situated in a seismically active area. The design of the dams at the site was based on the maximum credible earthquake criteria. Currently, the Lower Llagal TSF is only storing tailing.

Studies remain supportive of a process plant and tailing capacity expansion at the Pueblo Viejo mine that could significantly increase throughput to 15.4 million ton per annum, allowing the mine to maintain average annual gold production of approximately 800,000 ounces after 2022 (100% basis), and extend the life of mine into the 2040s. The expansion project has the potential to convert approximately 9 million ounces of measured and indicated resources to proven and probable reserves (100% basis).

Age and Condition of Infrastructure

The mine initiated pre-stripping 2010 and the mill was commissioned in 2012.

Royal Gold does not have specific information about the physical condition of equipment and infrastructure at site, but the installation is relatively new.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

Early mining activity at the site dates back to the 1500s. Subsequent to that early mining activity, Rosario Resources commenced mining operations on the property in 1975. In 1979, the Central Bank of the Dominican Republic purchased all foreign-held shares in Rosario Resources and the Dominican Government continued operations as Rosario Dominicana S.A. Gold and silver production from oxide, transitional, and sulfide ores occurred from 1975 to 1999. The mine ceased operations in 1999. In 2000, the Dominican Republic invited international bids for the leasing and mineral exploitation of the Pueblo Viejo mine site. In July 2001, PVDC (then known as Placer Dome Dominicana Corporation), an affiliate of Placer Dome, was awarded the bid. PVDC and the Dominican Republic subsequently negotiated the SLA for the Montenegro Fiscal Reserve, which was ratified by the Dominican National Congress and became effective on July 29, 2003. In March 2006, Barrick acquired Placer Dome and in May 2006 amalgamated the companies. At the same time,

Barrick sold a 40% stake in the Pueblo Viejo project to Goldcorp (acquired by Newmont in 2019). On February 26, 2008, PVDC delivered the Project Notice to the Government of the Dominican Republic pursuant to the SLA and delivered the Pueblo Viejo Feasibility Study to the Government. In 2009, the Dominican Republic and PVDC agreed to amend the terms of the SLA. The amendment became effective on November 13, 2009 following its ratification by the Dominican National Congress. The Pueblo Viejo mine achieved commercial production in January 2013. A second amendment to the SLA became effective on October 5, 2013, and has resulted in additional and accelerated tax revenues to the government of the Dominican Republic.

Permitting and Encumbrances

PVDC has acquired all of the permits necessary to operate the mine at the present time. General Environmental and Natural Resources Law No. 64-00 (Law 64-00) of August 18, 2000, and its complementary regulations, governs all environmental related issues, including those applicable to mining, in the Dominican Republic. Law 64-00 sets out the general rules of conservation, protection, improvement, and restoration of the environment and natural resources by unifying segregated rules concerning environmental protection and creating a governmental body (the Ministry of Environment and Natural Resources) with wide authority to oversee and regulate its application. The Ministry of Environment and Natural Resources enforces Law 64-00 and establishes the process of obtaining environmental permits.

PVDC completed a Feasibility Study on the Mine in September 2005 and presented an Environmental Impact Assessment (“EIA”) to the Dominican state in November of the same year. The terms of reference for the Mine were approved by the Environmental Authority on May 30, 2005, and the Ministry of Environment approved the EIA in December 2006 and granted the Environmental Licence 101-06. Other changes have been submitted to the authorities for additional facilities. The last amendment to the Environmental Licence was issued on June 29, 2017, which authorized the construction of an emulsion plant. Requirements of the Environmental Licence included submission of detailed design of tailing dams, installation of monitoring stations, and submission for review of the waste management plan and incineration plant.

An environmental evaluation report was submitted in 2008 to address an increase in the planned processing rate to 26,400 stpd and in September 2010 the Ministry of Environment and Natural Resources issued the Environmental Licence 101-06 Modified.

When the former Rosario mine shut down its operations in 1999, proper closure and reclamation was not undertaken. The result has been a legacy of polluted soil and water and contaminated infrastructure. Responsibility for the clean-up is now shared jointly between PVDC and the Dominican government. Terms have been set for both parties in the SLA that governs the development and operation of the mine.

In November 2009, following approval by the Dominican Republic National Congress, President Leonel Fernandez ratified the first amendment to the SLA for Pueblo Viejo. The amended SLA better reflected the scope and scale of the project since its acquisition by Barrick in 2006. The amendments set out revised fiscal terms and clarified various administrative and operational matters to the mutual benefit of PVDC and the Dominican state. In particular, the agreement stipulates that environmental remediation within the development area is the responsibility of the company with the exception of the hazardous substances; the Dominican government is responsible for historic impacts outside the Mine development area and hazardous substances at the plant site. However, PVDC may manage the clean-up effort on the government’s behalf, subject to the execution of the management agreement with the Dominican government.

In addition to the mine operations, by means of the Second Amendment to the SLA, the Dominican government granted PVDC a power concession to generate electricity for consumption by the mine and the right to sell excess power. Also, in March 2012, PVDC obtained an environmental permit for the Quisqueya 1 power plant and a power transmission line from San Pedro where the power plant is situated to the mine site.

Additional tailing impoundment facilities are being studied and permitting will be obtained as required.

Property Geology

The Pueblo Viejo deposit consists of high sulfidation or acid sulfate epithermal gold, silver, copper and zinc mineralization that was formed during the Cretaceous Age island arc volcanism. Pueblo Viejo is hosted by the Lower Cretaceous Los Ranchos Formation, a series of volcanic and volcaniclastic rocks that extend across the eastern half of the Dominican Republic, generally striking northwest and dipping southwest. The Los Ranchos Formation consists of a lower complex of pillowed basalt, basaltic andesite flows, dacitic flows, tuffs and intrusions, overlain by volcaniclastic sedimentary rocks and interpreted to be a Lower Cretaceous intra-oceanic island arc, one of several bimodal volcanic piles that form the base of the Greater Antilles Caribbean islands. The unit has undergone extensive seawater metamorphism (spilitization) and lithologies have been referred to as spilite (basaltic-andesite) and keratophyre (dacite).

The Pueblo Viejo Member of the Los Ranchos Formation is confined to a restricted, sedimentary basin measuring approximately 2 miles north-south by 1.2 miles east-west. The basin is interpreted to be either due to volcanic dome collapse forming a lake, or a maar-diatreme complex that cut through lower members of the Los Ranchos Formation. The basin is filled with lacustrine deposits that range from coarse conglomerate deposited at the edge of the basin to thinly bedded carbonaceous sandstone, siltstone, and mudstone deposited further from the paleo-shoreline. In addition, there are pyroclastic rocks, dacitic domes, and diorite dikes within the basin. The sedimentary basin and volcanic debris flows are considered to be of Neocomian age (121 Ma to 144 Ma). The Pueblo Viejo Member is bounded to the east by volcaniclastic rocks and to the north and west by Platanal Member basaltic-andesite (spilite) flows and dacitic domes.

To the south, the Pueblo Viejo Member is overthrust by the Hatillo Limestone Formation, thought to be Cenomanian (93 Ma to 99 Ma), or possibly Albian (99 Ma to 112 Ma), in age.

Mineral Resources and Mineral Reserves

Table 1 Pueblo Viejo – Summary of Gold and Silver Mineral Resources at December 31, 20211,2,3,4,5,8

	Amount Tons (M)	Au Grade opt	Ag Grade opt	Cut-Off Grades[6]	Metallurgical Recovery[7]
Measured Mineral Resources	61.2	0.059	0.336	ND	ND
Indicated Mineral Resources	90.4	0.055	0.315	ND	ND
Measured + Indicated Mineral Resources	151.6	0.057	0.323	ND	ND
Inferred Mineral Resources	41.9	0.050	0.263	ND	ND

[1]	Mineral resources are estimated as at December 31, 2021.
[2]

Pueblo Viejo mineral resources are reported pursuant to the CIM Standards.  SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[3]	Mineral resources are presented independent of mineral reserves.
[4]	Mineral resources are disclosed on a 60% basis, as RGLD Gold’s stream agreement covers the 60% ownership share held by Barrick.
[5]	Gold price and silver price assumptions for Pueblo Viejo mineral resources have not been disclosed by the operator.
[6]	Specific cutoff grades for mineral resource estimates for Pueblo Viejo have not been disclosed by the operator.
[7]	Gold and silver metallurgical recovery assumptions for Pueblo Viejo have not been disclosed by the operator.
[8]

Mineral resources have been prepared under the supervision of Chad Yuhasz, Barrick Latin America & Australia Pacific Mineral Resource Manager. Royal Gold has not made any determination that Mr. Yuhasz is or is not a qualified person under SK1300.

Table 2 Pueblo Viejo – Summary of Gold and Silver Mineral Reserves at December 31, 2021, Based on $1,200 Au and $16.50 Ag1,2,3,4,7

	Amount Tons (M)	Au Grade opt	Ag Grade opt	Cut-Off Grade[5]	Metallurgical Recovery[6]
Proven Mineral Reserves	8.3	0.064	0.327	ND	ND
Probable Mineral Reserves	75.0	0.065	0.440	ND	ND
Total Mineral Reserves	83.2	0.065	0.429	ND	ND

[1]	Mineral reserves are estimated as at December 31, 2021.
[2]

Pueblo Viejo mineral reserves are reported pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	Mineral reserves are disclosed on a 60% basis, as RGLD Gold’s stream agreement covers the 60% ownership share held by Barrick.
[4]	Mineral reserves have been estimated based on an assumed gold price of $1,200 per ounce and an assumed silver price of $16.50 per ounce.
[5]	Specific cutoff grades for mineral reserve estimates for Pueblo Viejo have not been disclosed by the operator.
[6]	Gold and silver metallurgical recovery assumptions for Pueblo Viejo have not been disclosed by the operator.
[7]

Mineral reserves have been prepared under the supervision of Chad Yuhasz, Barrick Latin America & Australia Pacific Mineral Resource Manager. Royal Gold has not made any determination that Mr. Yuhasz is or is not a qualified person under SK1300.

Change in Mineral Resources and Mineral Reserves from Prior Year

Proven and Probable Mineral Reserves decreased from 91.5 million tons to 83.2 million tons, a decrease of 9%, between the operator’s last reserves disclosure at December 31, 2020 and December 31, 2021. This is consistent with expected mining depletion over the year, but the operator has not made any specific disclosure as to the source of the changes. There has also been a small increase in measured and indicated mineral resource and a corresponding decrease in inferred mineral resources. The operator has made no specific disclosure about the cause of the changes in mineral resources.

Recent Developments

Gold stream deliveries from Pueblo Viejo were approximately 17,800 ounces for the six months ended December 31, 2021, compared to approximately 20,500 ounces for the six months ended December 31, 2020. Silver stream deliveries were approximately 712,500 ounces for the six months ended December 31, 2021, compared to 859,800 ounces for the six months ended December 31, 2020.

Silver deliveries during the six months ended December 31, 2021 were adversely impacted by the deferral of 40,700 ounces in the December 2021 quarter, partially offset by an 18,700 ounce repayment in the September 2021 quarter (net additional 22,000 ounces deferred). The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall far enough below the contractual 70% rate to cause a physical silver shortfall, ounces are deferred and will be delivered in future periods as silver recovery allows. As of December 31, 2021, approximately 459,000 ounces remain deferred. Delivery of these deferred ounces is expected to continue in the coming quarters, but timing for delivery of the full deferred amount is uncertain and will depend on various aspects of plant performance.

Barrick reported that the plant expansion and mine life extension project to increase throughput and allow the mine to maintain minimum average annual gold production of approximately 800,000 ounces after 2022 (100% basis) is progressing.

Barrick reported that engineering design of the plant expansion is now essentially complete, construction for the plant expansion is now 26% complete, and earthworks were 75% and civil concrete works were 60% complete at the end of the fourth quarter of 2021. Barrick further reported that steel and mechanical installation has started, and it expects completion of the plant expansion by the end of 2022.

Barrick also reported that the social, environmental, and technical studies for additional tailings and mine waste rock capacity continued to advance, including the review of alternative sites, in consultation with the Government of the Dominican Republic. Further according to Barrick, detailed design and engineering of these alternative sites is ongoing, and Barrick is continuing to engage with local stakeholders to review concerns and feedback.

On February 16, 2022, Barrick reported that its share of Pueblo Viejo gold production for calendar 2022 is expected to range between 400,000 and 440,000 ounces, with maintenance planned in the first quarter of the year.

Wassa

The disclosures below regarding Wassa are derived from the NI 43-101 Technical Report on the Wassa Gold Mine dated March 1, 2021, pursuant to NI 43-101 and CIM Standards. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Wassa underground mine and oxide ore mill are located near the village of Akyempim in the Wassa East District, in the Western Region of Ghana, between 5.42° and 5.50°N latitude and 1.70° and 1.77°W longitude, approximately 50 miles north of Cape Coast and 93 miles west of the capital Accra. The main access to the site is from the east, via the Cape Coast to Twifo-Praso road, then over the combined road-rail bridge on the Pra River. There is also an access road from Takoradi in the south via Mpohor.

The project area is characterized by gently rolling hills with elevations up to 3,609 feet, incised by an extensive drainage network. The climate is classified as wet semi-equatorial with a dry season from November to February. The wettest month is June with an average 9.5 inches ± 3 inches of rainfall and annual average rainfall is 78.6 inches ± 11.5 inches.

Infrastructure

Infrastructure to support the mining and processing operation is in place.

Access is via public road to site with good overall access. Roads are sealed from Accra to within 9.3 miles of site, then access is via formed, unsealed road. From site, travel by road to Takoradi is generally 1.5-2 hours and 4-5 hours to Accra.

An airport at Takoradi is capable of handling jet aircraft and is serviced by several commercial flights each day.

Wassa has two power supply sources. The site is connected to the national grid, along with on-site power generation:

●	Grid power from the national power supplier (“VRA”) via a network operated by GridCo comes from a 161 kV line to a local substation where power is transformed down through a 33 Mega Volt Amp (“MVA”) transformer to 34.5 kV. The grid connection has been the primary site power supply since commissioning in 2006.

●	An on-site power station was constructed during 2020 to improve long-term reliability of the power supply. The plant is owned and operated by Genser under an agreement and contains two 34.5 kV, 16.5 MW gas turbines. The plant was commissioned in early 2021 and now supplies all site power except for the site accommodation camp.

With on-site generation, the grid connection is retained, permitting use of the grid for standby supply.

Process water to the plant is primarily provided through water recovery from the tailing impoundment. Any makeup water necessary is supplied from a combination of the existing bore field, comprising four bore holes, and water generated from mine dewatering activities.

The Wassa Mine is located in a rural setting with no major urban settlements within 19 miles. Employees reside both on-site, or in surrounding towns and villages. The nearest villages are Akyempim, Akyempim New Site (formally Akosombo, resettled early in Wassa operations) and Kubekro. Employees are sourced from local villages, while higher technical skills come from across Ghana and some skills come from international destinations. On-site accommodation is located at the Tara Camp approximately 2 miles northwest of the mine site as well as at Camp 2 located within the Akyempim village. Accommodation facilities are provided for single employees with some housing for families.

Area of Interest

At Wassa, our stream interest covers three mining leases (Wassa, Hwini Butre, Benso) covering 44.5 miles2 and several prospecting leases covering an additional 91.7 miles2. Our area of interest also includes an additional area of approximately 1.2 miles from the external boundaries of the specified leases.

Stream Agreement

Under the Amended and Restated Gold Purchase and Sale Agreement dated June 29, 2018 between Caystar Finance Co. and RGLD Gold; as amended, RGLD Gold owns the right to purchase 10.5% of the gold produced from the Wassa mine, operated by Chifeng Jilong Gold Mining Co., Ltd. (“Chifeng”), until an aggregate 240,000 ounces have been delivered. Once the applicable delivery threshold is met, the stream percentage will decrease to 5.5%. As of December 31, 2021, approximately 94,400 ounces of payable gold attributable to the ounce threshold have been delivered to RGLD Gold.

Property Description

Wassa is a production stage property operated by Chifeng. The property is comprised of an underground mine and an ore processing plant with 2.97 million tons per annum capacity, producing a gold doré.

The underground mine has been divided into 3 panels, with each panel defining the phase of definition drilling and capital development.

●	Panels 1 and 2: Current zones of mining, include B-Shoot, F-Shoot and Hanging-wall. Panels 1 and 2 range from approximately 800 to 2,100 foot depth and are accessed via the Daniel Owiredu Portal (formerly Portal 1), located in the Starter Pit. The Main decline is positioned east of B-Shoot which has variable dip. Maximum ramp grade is 1:7 and follows the plunge of the deposit south toward the deeper levels of Panel 2. Levels are accessed every 82 feet through level access drives connecting the ramp to each level’s footwall drive.

●	Panel 3: The upper mine zones of B-Shoot, F-Shoot and 242. Panel 3 ranges from approximately 165 to 820 foot depth and will be accessed with two new decline accesses due to their spatial distance from the Main decline.

Schematic Cross-section of the Wassa Mine Underground Panels

All panels are mined by using the LHOS method, with 82 foot level spacing. Stoping varies between areas, as described below:

●	Stopes are mined with uphole blastholes drilled from below. The stope lifts are extracted in a top-down sequence; each stope lift is extracted below the open stope void above. Up to four stope lifts are extracted to create a continuous excavation up to 328 feet high.

●	Narrower ore zones (<50 feet) are mined as longitudinal stopes with progressive placement of rock fill to minimize ore loss in pillars, while wider portions of the orebody are mined using transverse stopes.

●	The introduction of paste backfill permits a change to increase the extraction ratio. The primary / secondary sequence in Panel 2 extracts the first pass of stopes to full design height (4-lifts, 328 feet), mining every second stope along strike (the primary stopes), with pillars left between. The pillars are extracted as secondary stopes after sufficient primary stope voids complete paste backfilling.

A feasibility study for the application of paste backfill at Wassa was completed by Outotec in 2018. Plant construction was completed at the end of 2020, with a design capacity is 4,400 stpd of dry tailing processed to produce 4,240 cubic feet per hour of cemented paste fill. The paste fill plant commissioning process started in Q1 2021, but full commissioning was delayed by quality assurance test results in April 2021 showing lower than expected fill strengths in the test stope. Filling of a second test stope commenced in September 2021 and was completed during October 2021. The stope was filled with paste that had a 10% cement blend for maximum fill strength. Test results following the 28-day and 56-day curing periods show satisfactory strength development and backfilling is currently underway to support secondary stope extraction during calendar 2022.

Gold recovery is achieved at Wassa through an ore processing plant having a design capacity of 2.97 million tons per annum using conventional caron-in leach (“CIL”) technology. The CIL circuit consists of six stages of agitated leach with a residence time of 18-20 hours at full capacity. Loaded carbon is acid washed and stripped and gold is electrowon onto steel mesh prior to smelting to produce doré bars.

Tailing from the ore processing plant are stored in a tailing storage facility, while the initiation of producing paste fill for underground mining will consume a portion of tailing going forward. The operation has two TSF:

●	TSF 1 which is in a state of closure and reclamation with tailing deposition ceasing in 2019 and

●	TSF 2 which is the active facility, which has a current design capacity of some 45.1 million tons of tailing, and provides approximately 15-year capacity at 2.97 million tons per annum throughput, well in excess of that required for processing of ore defined by the mineral reserve.

Age and Condition of Infrastructure

The CIL plant was commissioned in 2005 and upgraded in 2013 to treat 2.97 million tons per annum of fresh rock feed only. The underground mine at Wassa initiated development in 2015 and by 2018 was supplying a majority of the ore supply. Some of the supporting infrastructure would have been originally constructed in 1998.

Royal Gold does not have specific information as to the physical condition or the age of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Project History

The Wassa area has experienced local small-scale and colonial mining activity at Wassa since the beginning of the 20th century with numerous small pits and adits evident.

From 1988, the property was operated as a small-scale mining operation with a gravity gold recovery circuit by WMRL, a Ghanaian company.

In 1993 WMRL formed Satellite Goldfields Limited (“SGL”) with the Irish companies Glencar Exploration Limited and Moydow Ltd, assigning the Wassa mining lease to SGL.

Extensive satellite imagery and geophysical interpretations were carried out which identified a strong gold target. Exploration drilling commenced in February 1994 and by March 1997 192,615 feet of drilling had been completed. Construction of the Wassa Mine was initiated in September 1998, after Glencar secured a $42.5 million debt-financing package from a consortium of banks and institutions.

The operation was originally developed as an open pit mine with heap leach treatment of 3.3 million tons per annum and planned production of 100,000 ounce per year. First ore was mined from the open pit in October 1998.

During the first year of production, planned gold recovery of 85% from oxide ore in the heap leach was not achieved due to high clay content of the ore and poor solution management. Attempts were made to increase recovery, including doubling the leach solution application rate but recoveries for the oxide ores above 55-60% could not be achieved.

The low gold recovery resulted in debt servicing issues and Wassa was marketed for sale. Golden Star Resources Ltd. (“Golden Star”) started negotiations to purchase Wassa in mid-2000. As part of due diligence, Golden Star initiated a drilling program in March 2001 to test their geological model and extensions to some of the high grade orebodies.

SGL was placed into receivership in November 2001 and in April 2002, Golden Star concluded that the mineable reserve at Wassa was 30% below the 648,000 ounces stated by SGL. Negotiations continued until September 2002 when the agreement for Golden Star to purchase the 90% share of Wassa was announced.

Since acquiring Wassa in 2003 Golden Star has produced 2.4 million ounces of gold and the mine has a remaining life of six years as defined by the current Mineral Reserve.

Milestones at Wassa under Golden Star management are:

●	2003: definition drilling ahead of feasibility study for CIL plant.
●	2004: feasibility study completed and construction commences on CIL plant with open pit mining.
●	2005: CIL plant commissioned.
●	2006: acquired St Jude Resources (Hwini Butre and Benso concessions). Connected to grid power.
●	2007: commenced open pit mining at South Akyempim. Construction of haul road to Hwini Butre.
●	2008: commenced open pit mining at Benso, processing at Wassa.
●	2009: commenced open pit mining at Hwini Butre and drilling to test underground potential.
●	2011: Hwini Butre mining moves from Adoikrom to Father Brown pit.
●	2012: commenced drilling to test underground potential below Wassa.
●	2013: upgraded plant to 2.7 million tons per annum capacity with fresh ore, consolidated mining at Wassa Main pit.
●	2014: released positive Preliminary Economic Assessment for Wassa Underground (“Wassa UG”) and completed Hwini Butre mining at Father Brown.
●	2015: completed positive Feasibility Study for Wassa UG and commenced development, along with starting construction of TSF 2.
●	2016: mined first stope ore from Wassa UG in July and definition drilling continued to define wide zones of mineralization in B-Shoot.
●	2017: commercial production declared at Wassa UG and deep definition drilling program defines what was later to become the Southern Extension zone. Wassa UG production averages 2,050 stpd.
●	2018: open pit mining of Main pit completed and Wassa UG ore mining rate increases to 3,240 stpd. Wassa UG Inferred Mineral Resource reported growth to 5.2 million ounces with addition of Southern Extension zone.
●	2019: completed positive Feasibility Study for paste backfill commenced development. Wassa UG ore mining rate increased to 4,285 stpd (1.54 million tons per annum).
●	2020: completed construction of paste backfill plant and on-site gas-fired power generation. UG ore mining rate increased to 4,930 stpd (1.76 million tons per annum).

Golden Star was acquired by Chifeng on January 28, 2022.

Permitting and Encumbrances

Golden Star Wassa Limited (“GSWL”) received the first Environmental Certificate for Wassa for the period September 2006 to September 2009. Since that time GSWL has routinely submitted the 3-yearly Environmental Management Plan (“EMP”) as required to maintain the Environmental Certificate in good standing. The Environmental Certificate and the EMP cover all concessions managed by GSWL including Wassa, Hwini Butre (suspended), Benso (suspended) and associated infrastructure including the HBB access road.

The Environmental Permit and Environmental Impact Statement (“EIS”) require a reclamation bond to be posted within one year of commencing operations. The initial reclamation bond for Wassa was posted in November 2004 and has been updated periodically as new projects or changes are approved. At the end of 2020 the GSWL bond was $13,672,231.

The mining leases contain conditions relevant to environmental management. The Wassa Mining Lease, Benso Mining Lease, and Hwini Butre Mining Lease contain conditions to limit encroachment of mining activities on community infrastructure, disturbance of vegetation, conservation of mineral resources, reclamation of land and prevention of water pollution.

All required environmental and social regulatory requirements to support ongoing operations are in place and maintained in good standing, as reported by Golden Star.

Ghanaian law sets mineral royalties at a flat rate of 5% of mineral revenues.

Project Geology

The Wassa property lies within the southern portion of the Ashanti Greenstone Belt along the eastern margin and within a volcano-sedimentary assemblage located close to the Tarkwaian basin contact.

Wassa lithology is characterized by lithologies of the Sefwi Group, consisting of intercalated meta-mafic volcanic and meta-diorite dykes with altered meta-mafic volcanic and meta-sediments which are locally characterized as magnetite rich, banded iron formation like horizons. The sequence is characterized by the presence of multiple ankerite-quartz veins, sub-parallel to the main penetrative foliation and Eoeburnean felsic porphyry intrusions on the south-eastern flank of the Wassa mine fold.

Wassa mineralization is subdivided into a number of domains: F Shoot, B Shoot, 242, South East, Starter, 419, Mid East, and Dead Man’s Hill. Each of these represents discontinuous segments of the main mineralized system. The South- Akyempim deposits are located 1.2 miles southwest of the Wassa Main deposit on the northern end of a mineralized trend parallel to the Wassa Main trend.

Mineralization is hosted in highly altered multi-phased greenstone-hosted quartz-carbonate veins interlaced with sedimentary pelitic units. It is structurally controlled and related to vein densities and sulphide contents.

Wassa mineralization is quite old and has been affected by several phases of deformation since emplacement. Two major folding events were likely emplaced early in the deposit’s deformational history, with gold mineralization later remobilized into the hinges of a tight folding event and finally, the deposit scale fold which influences the open pit configuration.

Remobilized gold in the hinges of the tight folding event are the primary underground mining targets and B-Shoot and F-Shoot are the two main zones. These zones plunge to the south at approximately 20 degrees with mineral resource now defined more than 2,600 feet south of the current underground mineral reserve.

Mineral Resources and Mineral Reserves

Table 1 Wassa – Summary of Gold Mineral Resources at December 31, 2020, Based on $1,500 Au1,2,3,6,7,8,9,10,11

	Amount Tons (M)	Au Grade opt	Cut-Off Grades[4,5]	Metallurgical Recovery
Measured Mineral Resources	1.8	0.220	0.041 opt	95%
Indicated Mineral Resources	17.1	0.121	0.041 opt	95%
Measured + Indicated Mineral Resources	18.9	0.130	0.041 opt	95%
Inferred Mineral Resources	78.7	0.104	0.041 opt	95%

[1]	Mineral resources as at December 31, 2020.
[2]

The mineral resource estimate was prepared pursuant to NI 43-101 and has been prepared and classified pursuant to the CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction.  The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[3]	Measured and indicated mineral resources are reported exclusive of mineral reserves.
[4]	Underground deposits within the mineral resource are reported at a cut-off grade of 0.041 opt.
[5]	Open pit deposits within the mineral resource are reported at a cut-off grade of 0.016 opt, within optimized pit shells calculated at a $1,500 per ounce gold selling price.
[6]	The mineral resource models have been depleted using appropriate topographic surveys.
[7]	Mineral resources are reported in-situ without modifying factors.

[8]	No open pit mineral resource has been reported for the Wassa deposit, as engineering studies have determined Wassa will be mined by underground methods only.
[9]	All figures are rounded to reflect the relative accuracy of the estimate.
[10]	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
[11]

The 2020 mineral resource estimate has been prepared under supervision of S. Mitchel Wasel, Vice President of Exploration for Golden Star who is a qualified person (“QP”) as defined by NI 43-101. The determination that Mr. Wasel is a QP as defined by NI 43-101 does not mean that Mr. Wasel is a qualified person under SK1300, and Royal Gold has not made any determination that Mr. Wasel is or is not a qualified person under SK1300.

Table 2 Wassa – Summary of Gold Mineral Reserves at December 31, 2020, Based on $1,300 Au1,2,4,5,6,7,8,9,11

	Amount Tons (M)	Au Grade opt	Cut-Off Grade[3]	Metallurgical Recovery[10]
Proven Mineral Reserves	5.5	0.085	0.055 opt	95%
Probable Mineral Reserves	7.2	0.087	0.055 opt	95%
Total Mineral Reserves	12.7	0.086	0.055 opt	95%

[1]	Mineral reserves as at December 31, 2020.
[2]

The mineral reserve estimate was prepared pursuant to NI 43-101 and has been prepared and classified pursuant to the CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction.  The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	The mineral reserve is reported at a cut-off grade of 0.055 opt, calculated at a $1,300 per ounce gold selling price.
[4]	Modifying factors are applied as 5.0% dilution and 96.1% recovery for stopes.
[5]	Material based on measured mineral resources are reported as proven mineral reserves.
[6]	Material based on indicated mineral resources are reported as probable mineral reserves.
[7]	Material based on inferred mineral resources are excluded from mineral reserves.
[8]	Economic analysis of the mineral reserve demonstrates economic viability at $1,300 per ounce gold price.
[9]	All figures are rounded to reflect the relative accuracy of the estimate.
[10]	Metallurgical recovery for gold reserves is estimated at 95%
[11]

The 2020 mineral reserve estimate has been prepared under the supervision of S. Mitchel Wasel, Vice President of Exploration for Golden Star who is a qualified person (“QP”) as defined by NI 43-101. The determination that Mr. Wasel is a QP as defined by NI 43-101 does not mean that Mr. Wasel is a qualified person under SK1300, and Royal Gold has not made any determination that Mr. Wasel is or is not a qualified person under SK1300.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of December 31, 2020. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021 and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

Gold stream deliveries from Wassa were approximately 8,100 ounces for the six months ended December 31, 2021, compared to approximately 8,500 ounces for the six months ended December 31, 2020.

Cortez

The disclosures below regarding Cortez are derived from the Technical Report on the Cortez Joint Venture Operations dated March 22, 2019 pursuant to NI 43-101 and CIM Standards, and from Barrick’s report dated February 18, 2021. Barrick provides us with non-public mineral resource and mineral reserve updates specific to our royalty area in accordance with CIM Standards. While Barrick has announced updated mineral resources and mineral reserves for Cortez in its

February 10, 2022 News Release, as of the date of this disclosure, we have not yet received updates specific to our royalty area. Royal Gold requested information prepared pursuant to SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Cortez is a series of large open-pit and underground mines, utilizing mill and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont with respect to their Nevada operations. The operation is located approximately 60 air miles southwest of Elko, in Lander County, Nevada, at 40.24°N latitude and 116.71°W longitude at an elevation of approximately 9100 feet.

Cortez is located in the high desert region of the Basin and Range physiographic province. The mean annual temperature is 51°F. Precipitation averages six inches per year, primarily derived from snow and summer thunderstorms.

Infrastructure

Infrastructure to support the mining and processing operation is in place and well established.

The site is accessed by driving west from Elko on Interstate 80 approximately 46 miles, and proceeding south on State Highway 306 approximately 23 miles. Both US Interstate 80 and Nevada State Route 306 are paved roads.

The Union Pacific Rail line runs parallel to US Interstate 80 to the north of Cortez. Elko, the closest city to Cortez, is serviced by daily commercial airline flights to Salt Lake City, Utah.

Electric power is provided to the Cortez site by NV Energy by an approximately 50 mile long radial transmission line originating at their Falcon substation. The incoming NV Energy line terminates at the Barrick owned Pipeline Substation. Two 120 kV lines that tap onto the NV Energy power line feed Barrick owned 120 kV power lines: an approximately 9 miles extension to serve the Cortez Hills development and an approximately 3 miles extension to serve the South Pipeline and Crossroads pits.

Water for process use at Cortez Mill No. 2 is supplied from the Pipeline open pit dewatering system. Approximately 1,450 gallons per minute of the pit dewatering volume is diverted for plant use. Additional water can be sourced as needed from wells at Mill No. 1.

Cortez is located in a major mining region and labor, contractors and suppliers are well established mineral resources. The majority of the workforce lives in the nearby towns of Elko, Spring Creek, Carlin, and Battle Mountain and travel daily to the mine.

Area of Interest

At Cortez, NGM directly controls approximately 307,022 acres of mineral rights with ownership of mining claims and fee lands. There are 10,869 claims consisting of: 10,012 unpatented lode claims; 575 unpatented mill-site claims; 129 patented lode claims; 125 patented mill-site claims; and 28 unpatented placer claims.

Our royalty interest at Cortez applies to the Pipeline and South Pipeline deposits, part of the Gap pit and the Crossroads deposit.

Cortez Royalty Area Outline

The royalty interests we hold at Cortez include:

●	Reserve Claims (“GSR1”). This is a sliding-scale GSR royalty for all products from an area originally known as the “Reserve Claims,” which includes the majority of the Pipeline and South Pipeline deposits. The GSR1 royalty rate is tied to the price of gold and does not include indexing for inflation or deflation. The GSR1 royalty rate is 5.0% at a gold price of $470 per ounce and higher. GSR1 applies to Regions 3 and 4 depicted in the map above.

●	GAS Claims (“GSR2”). This is a sliding-scale GSR royalty for all products from an area outside of the Reserve Claims, originally known as the “GAS Claims,” which encompasses approximately 50% of the Gap deposit and all of the Crossroads deposit. The GSR2 royalty rate is tied to the gold price, without indexing for inflation or deflation. The GSR2 royalty rate is 5.0% at a gold price of $470 per ounce and higher. GSR2 applies to Regions 2 and 5 depicted in the map above.
●	Reserve and GAS Claims Fixed Royalty (“GSR3”). The GSR3 royalty is a fixed rate GSR royalty of 0.7125% and covers the same cumulative area as is covered by our two sliding-scale GSR royalties, GSR1 and GSR2, except mining claims that comprise the undeveloped Crossroads deposit. GSR3 applies to Regions 2, 3, and 4 depicted in the map above.
●	Net Value Royalty (“NVR1”) and Net Value Royalty (Crossroads) (“NVR1C”). The NVR1 royalty is a fixed royalty of 4.91% NVR that covers the area of the GAS Claims, excluding the majority of the Crossroads deposit. The mineral rights underlying the NVR1 royalty (and inclusive of the NVR1C royalty) are owned by the Company and leased to the operator. The NVR1C royalty, which covers the majority of the Crossroads deposit, is a fixed royalty of 4.52% NVR. NVR1 applies to Regions 2 and 4, while NVR1C applies to Region 5 depicted in the map above.

On average, above a gold price of $470 per ounce after the relevant deductions, the combined royalty interests of GSR1, GSR2, GSR3, NVR1 and NVR1C are equivalent to an approximate 8% gross smelter return royalty to Royal Gold.

We also own three additional royalties in the Cortez area where there is currently no production and no reserves attributed to these royalty interests.

Royalty Agreement

Cortez GSR1 and GSR 2 - Royalty Agreement dated April 1, 1999 between The Cortez Joint Venture (“Cortez JV”), Placer Dome U.S. Inc., and Royal Crescent Valley Inc. (“Royal Crescent”); as amended by that First Amended Memorandum of Grant of Royalty dated April 1, 1999 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Second Amended Memorandum of Grant of Royalty dated December 8, 2000 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Third Amended Memorandum of Grant of Royalty dated December 17, 2001 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Fourth Amended Memorandum of Grant of Royalty dated October 1, 2008 between Cortez JV, Royal Gold and Royal Crescent; and subject to that Royalty Deed and Assignment dated October 1, 2008 from Royal Gold to Barrick Gold Finance Inc.

Cortez GSR 3 - Special Warranty Deed Conveying Overriding Royalty Interest dated June 30, 1993, recorded in Book 396, commencing at Page 23 in Lander County and Book 248, commencing at Page 284 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Overriding Royalty Interest dated August 9, 1993, recorded in Book 400, commencing at Page 328 in Lander County, and in Book 253, commencing at Page 405 in Eureka County.; Special Warranty Deed and Bill of Sale dated June 30, 1993, recorded in Book 396, commencing at Page 160 in Lander County, and in Book 248, commencing at Page 422 in Eureka County, as corrected by Correction Special Warranty Deed and Bill of Sale dated August 9, 1993, recorded in Book 400, commencing at Page 599 in Lander County, and in Book 254, commencing at Page 142 in Eureka County; Special Warranty Deed Conveying Interest in Overriding Royalty dated June 30, 1993, recorded in Book 396, commencing at Page 276 in Lander County, and in Book 249, commencing at Page 1 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Interest in Overriding Royalty dated August 9, 1993, recorded in Book 400, commencing at Page 458 in Lander County, and in Book 254, commencing at Page 001 of the Official Records of Eureka County; Memorandum of Surviving Provisions of the Exchange Agreement dated June 30, 1993, recorded in Book 396, commencing at Page 151 in Lander County, and in Book 248, commencing at Page 412 in Eureka County, as corrected by Corrected Memorandum of Surviving Provisions of Exchange Agreement dated August 9, 1993, recorded in Book 400, commencing at Page 589 in Lander County, and in Book 254, commencing at Page 132 in Eureka County; Exchange Agreement dated June 30, 1993 as amended by First Amendment of Exchange Agreement dated August 9, 1993; Clarification Agreement between Cortez Joint Venture, Cortez Gold Mines, Placer Dome U.S. Inc., Kennecott Exploration (Australia), Ltd., Idaho Resources Corporation and the Idaho Group of royalty holders. This document is dated August 11, 1995 and is recorded in Book 421, commencing at Page 205 in Lander County, and in Book 287, commencing at Page 552, in Eureka County; and subject to that Royalty Deed and Assignment dated October 1, 2008 between Royal Gold, Inc. and Barrick Gold Finance Inc.

Cortez NVR 1 - Mining Lease dated April 15, 1991 between ECM, Inc. and Placer Dome U.S. Inc., as assigned by that Assignment and Quitclaim Deed dated August 14, 1991 from Placer Dome U.S. Inc. to Cortez Gold Mines, as amended by that First Amendment to Mining Lease dated December 22, 1992 between ECM, Inc. and Placer Dome U.S. Inc., that Second Amendment to Mining Lease dated May 26, 1994 between ECM, Inc. and Cortez Gold Mines, that Third Amendment to Mining Lease dated December 13, 1999 between ECM, Inc. and Cortez Gold Mines, that Fourth Amendment to Mining Lease dated March 23, 2001 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines, that Fifth Amendment to Mining Lease dated December 6, 2001 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines, and that Sixth Amendment to Mining Lease dated December 6, 2002 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines; that Royalty Deed and Agreement dated April 15, 1991 between Royal Crescent and ECM, Inc., as assigned by that Assignment dated April 16, 1992 from Royal Crescent to Crescent Valley Partners, L.P.; as assigned by that Royalty Deed and Assignment dated October 1, 2008 between Crescent Valley Partners, L.P., and Barrick Gold Finance Inc., and that Deed and Assignment dated September 19, 2016 between ECM, Inc. and Denver Mining Finance Company, Inc.

Property Description

The Cortez complex is a combination of open pit and underground mining operations owned and operated by NGM. NGM combined Newmont and Barrick assets across Nevada in 2019 to allow for operational integration between projects held by Newmont and Barrick. NGM is operated by Barrick.

The Cortez complex comprises the Pipeline, Crossroads, Cortez Hills, Cortex Pits (NW Deeps) and Gold Acres open pit operations, and the Cortez Hills and Goldrush Underground mining operations. Underground operations have a current mining rate of 2.4 million tons per annum. Open pit operations have a mining rate of 153 million tons per annum.

Processing of ores from the Cortez complex is carried out at the Pipeline oxide mill, which averages 13,000 stpd capacity. Active heap leach facilities are Area 30 and Area 34. There is also capacity for refractory ore to be transported by road to roasters at NGM Carlin and Goldstrike operations.

Age and Condition of Infrastructure

Construction of Mill #2 and associated infrastructure was completed in 1997 with the initial mining of the Pipeline deposit.

Royal Gold does not have current specific information on the physical condition of the equipment, facilities, infrastructure, or underground development of the Cortez complex mining operations.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

In 1964, a joint venture was formed to explore the Cortez area. In 1969, the original Cortez mine went into production. From 1969 to 1997, gold ore was sourced from open pits at Cortez, Gold Acres, Horse Canyon and Crescent. In 1991, the Pipeline and South Pipeline deposits were discovered, with development approval received in 1996. In 1998, the Cortez Pediment deposit was discovered, with the Cortez Hills discovery announced in April 2003. The Cortez Hills development was approved by Placer Dome and Kennecott, then joint venturers, in September 2005 and confirmed by Barrick in 2006. Barrick obtained an interest in the Cortez property through its acquisition of Placer Dome in 2006. Barrick consolidated its 100% interest in the property following its purchase of the Kennecott interest in 2008. On July 1, 2019, Barrick’s interest in Cortez was contributed to NGM.

Permitting and Encumbrances

A number of federal and state permits are required to operate the Cortez Mine. Cortez adheres to permitting guidelines from the U.S. Bureau of Land Management (“BLM”), the Nevada Revised Statutes (“NRS”), the Nevada Administrative Code (“NAC”), and additional federal government requirements.

The Cortez Operations are predominantly located on public lands administered by the BLM with a small portion on private lands owned by Barrick Cortez Inc. The operations are located in Eureka and Lander Counties with BLM jurisdiction from the Battle Mountain and Elko field offices. No facilities are located in Eureka County, however, the Cortez boundary extends onto BLM-administered lands in Eureka County to accommodate a portion of the Cortez Hills Open Pit and ancillary facilities. The boundaries and permit areas are shown in the map below.

N
Area 28 Tailings
Impoundment/
Heap Leach
Pipeline Mill
Gold
Acres
Pit
Pipeline Pit
Conveyor
Mill #1
Area 30
Heap Leach
Cortez Pit
CRESCENT VALLEY
Gravel Pits
Cortez Hills
Pit
Area34 Heap Leach
Borrow Pit
0
3
6
Miles
TOIYABE RANGE
ANDER
UREKA
Legend:
Plan of Operations Boundary
Roads
Pits
Leach
Plant Site
Pond
Tailings
Waste

Figure 20-1

Barrick Gold Corporation

Cortez Joint Venture Operations

Lander & Eureka Counties

State of Nevada, U.S.A.

Boundaries and Permit Areas

March 2019

Source: Barrick, 2019.

Map of the Cortez Mine Production Areas

The major permits required for operating on public lands are the approval of the Plan of Operation (“PoO”) by the BLM and a Reclamation Permit from the BLM and Nevada Division of Environmental Protection (“NDEP”). The Cortez property has received approval for a number of PoOs and reclamation permits since the early 1980s. Permits were issued to allow mining and processing of ore from the East Pit, Horse Canyon Pit, Gold Acres, South Extension Pit, Cortez Canyon, and other areas that are no longer actively mined. The major environmental analysis documents (e.g. Environmental Assessment (“EA”), EIS, Supplemental Environmental Impact Statement (“SEIS”), Record of Decision (“ROD”), Finding of No Significant Impact (“FONSI”) and PoOs that have been issued for the currently active areas of Cortez (i.e., Crossroads, Pipeline, and Cortez Hills).

Reclamation of disturbed areas resulting from mining activities will follow the approved Reclamation Plan and will be completed in accordance with BLM and NDEP regulations that are intended to prevent unnecessary or undue degradation of public lands by operators authorized by the mining laws. The state of Nevada requires a reclamation bond based on the disturbed areas. The current bond is $224,246,354. The surety amount is reviewed every three years or whenever a PoO amendment is submitted for review and approval to determine if the current bond is still adequate to execute the approved Reclamation Plan. The permit is valid for the life of the Mine unless it is modified, suspended, or revoked by NDEP.

The State of Nevada imposes a 5% Net Proceeds of Minerals tax on the value of all minerals severed in the State. This tax is calculated and paid based on a prescribed net income formula which is different from book income.

Property Geology

The Cortez property is situated along the Cortez/Battle Mountain trend. The principal gold deposits and mining operations are located in the southern portion of Crescent Valley, which was formed by basin and range extensional tectonism.

Mineralization is sedimentary rock-hosted and consists of submicron to micrometer-sized gold particles and gold in solid solution in pyrite. Mineralization is disseminated throughout the host rock matrix in zones of silicified, decarbonatized, and/or argillized, silty calcareous rocks.

The Cortez Hills deposit consists of the Breccia Zone, Middle Zone, Lower Zone, Renegade Zone and the Pediment deposit. The maximum strike length of mineralization in the Cortez Hills deposit is approximately 4,265 feet, and the maximum width is approximately 1,380 feet. The mineralized zone starts at approximately 400 feet below surface and continues to more than 1,970 feet below surface. Select areas of the underground mineral resource have expansion potential. Exploration to fully delineate the extent of the Cortez Hills deposit is ongoing.

Ore at the Pipeline complex deposit is hosted within silty carbonates associated with the Roberts Mountain and Wenban formations. The maximum strike length of mineralization in the Pipeline deposit is approximately 7,875 feet and the maximum width is approximately 4,920 feet. The mineralized zone starts approximately 200 feet below surface and continues to 1,970 feet below surface.

Mineral Resources and Mineral Reserves

Table 1 Cortez – Summary of Gold Mineral Resources at December 31, 2020, Based on $1,500 Au1,2,3,5

	Amount Tons (M)	Au Grade opt	Cut-Off Grades[4]	Metallurgical Recovery[4]
Measured Mineral Resources	0.1	0.026	Note 4	Note 4
Indicated Mineral Resources	2.5	0.041	Note 4	Note 4
Measured + Indicated Mineral Resources	2.6	0.041	Note 4	Note 4
Inferred Mineral Resources	3.8	0.009	Note 4	Note 4

[1]	Mineral resources are estimated as at December 31, 2020.
[2]

Cortez mineral resources are disclosed pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here.

[3]

Mineral resources are disclosed on a 100% basis for the areas covered under the royalty agreements, which currently comprise the Pipeline, Gap, and Crossroads. Areas excluded from the royalty agreements are excluded from the tabulation of mineral resources. Silver resources have been excluded from the tabulation, as our royalty only covers gold production.

[4]	Specific cutoff grades and metallurgical recoveries used for mineral resource and mineral reserve estimates for Cortez have not been disclosed by the operator.

[5]

Mineral resources and mineral reserves statements have been prepared under the supervision of Craig Fiddes, Barrick, North America Resource Modeling Manager. Royal Gold has not made any determination that Mr. Fiddles is or is not a qualified person under SK1300.

Table 2 Cortez – Summary of Gold Mineral Reserves at December 31, 2020, Based on $1,200 Au and $16.50 Ag1,2,3,5

	Amount Tons (M)	Au Grade opt	Cut-Off Grade[4]	Metallurgical Recovery[4]
Proven Mineral Reserves	0.7	0.033	Note 4	Note 4
Probable Mineral Reserves	80.7	0.043	Note 4	Note 4
Total Mineral Reserves	81.5	0.043	Note 4	Note 4

[1]	Mineral reserves are estimated as at December 31, 2020.
[2]

Cortez mineral reserves are reported pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here.

[3]

Mineral reserves are disclosed on a 100% basis for the areas covered under the royalty agreements, which currently comprise the Pipeline, Gap, and Crossroads. Areas excluded from the royalty agreements are excluded from the tabulation of mineral reserves. Silver resources have been excluded from the tabulation, as our royalty only covers gold production.

[4]

Mineral reserves have been estimated based on an assumed gold price of $1,200 per ounce and an assumed silver price of $16.50 per ounce. Specific cutoff grades and metallurgical recoveries used for mineral resource and mineral reserve estimates for Cortez have not been disclosed.

[5]

Mineral resources and mineral reserves statements have been prepared under the supervision of Craig Fiddes, Barrick, North America Resource Modeling Manager. Royal Gold has not made any determination that Mr. Fiddles is or is not a qualified person under SK1300.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of December 31, 2020. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021, and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

Production attributable to our royalty interest at Cortez was approximately 219,600 ounces of gold for the six months ended December 31, 2021, compared to approximately 95,300 ounces of gold for the six months ended December 31, 2020. The increase was a result of production ramping up at the Crossroads deposit.

Peñasquito

The disclosures below regarding Peñasquito are derived from the NI 43-101 Technical Report dated June 30, 2018 pursuant to NI 43-101 and CIM Standards, and the mineral resource and reserve updates are derived from Newmont’s press release dated February 10, 2021 pursuant to IG7. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Peñasquito open pit mine and ore processing facilities are located approximately 125 miles northeast of the city of Zacatecas and 17 miles west of the town of Concepción del Oro, Zacatecas, Mexico, at 24.65°N latitude and 101.68°W longitude.

The terrain is generally flat, with some rolling hills, with a prevailing elevation of the property is approximately 6,230 feet above sea level. The climate is generally dry with precipitation being limited for the most part to a rainy season in the months of June and July. Annual precipitation for the area is approximately 27.5 inches.

Infrastructure

Infrastructure to support the mining and processing operation is in place and well established.

There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by-pass road from Highway 54 approximately 16 miles south of Concepción del Oro. The Salaverna by-pass is a new, purpose-built gravel road that eliminates the steep switchback sections of cobblestone road just west of Concepción Del Oro and passes the town of Mazapil. From Mazapil, this is a well-maintained gravel road that accesses the mine main gate.

The closest rail link is 62 miles to the west.

There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey. Travel from Monterrey/Saltillo is approximately 160 miles, about three hours to site. Travel from Zacatecas is approximately 170 miles, about 3.5 hours to site.

Power is supplied from the 182 MW power purchase agreement with InterGen, delivered to the mine by the Mexican Federal Electricity Commission (Comisión Federal de Electricidad or CFE). CFE also continues to provide backup power supply for both planned and unplanned shutdowns from the InterGen power plant.

Process and potable water for the Peñasquito mine is sourced from the Torres-Vergel well field located 3.7 miles west of the Peñasquito Mine and an additional groundwater source within the Cedros basin named the Northern Well Field.

The mine has received permits to pump up to 32,700 acre feet of this water per year via eight water rights titles over the Torres and Vergel water well field and Northern Well field (“NWF”). Peñasquito continuously monitors the aquifers to ensure they remain sustainable, through a network of monitoring wells to measure water levels and water quality.

A skilled labour force is available in the region and surrounding mining areas of Mexico. Fuel and supplies are sourced from nearby regional centers such as Monterrey, Monclova, Saltillo and Zacatecas and imports from the U.S. via Laredo.

Site accommodation comprises a 3,421-bed camp with full dining, laundry and recreational facilities.

Area of Interest

At Peñasquito, our royalty interest covers 20 mining concessions comprising 113,231.29 acres covering the Chile Colorado and Peñasco open pit mines.

Royalty Agreement

Under the Termination of Property Rights Agreement dated May 5, 1999 between Kennecott Exploration Company, Minera Kennecott S.A. de C.V. (together, “Kennecott”), Western Copper Holdings Ltd and Minera Western Copper S.A. de C.V., and assigned by Kennecott to Royal Gold in 2006 and as supplemented in 2012, we own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open-pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Newmont.

Property Description

The Peñasquito mine is a production stage property comprised of two open pit surface mines and a complex flotation and pyrite leaching processing facility.

The open pit operation is undertaken using a conventional tuck-and-shovel fleet consists of five Caterpillar 495HR shovels, paired with 79 Komatsu K930 320-ton capacity haul trucks, and eight Epiroc Autonomous Drills. In 2020 the mining operations moved 164 million tons of total material.

The Peñasquito mine consists of a leach facility that can process a nominal 6,600 stpd of oxide ore and a sulphide plant that can process a nominal 127,300 stpd of sulphide ore.

The sulfide processing plant, comprising four stages of flotation; carbon, lead, zinc and pyrite. Comminution is accomplished by one primary crusher, an augmented feed circuit including secondary crusher, pebble crushers, and high pressure grinding rolls. There are two SAG mills and four ball mills completing the crushing and milling operation. The mine uses a 4-step flotation circuit to produce a lead concentrate, a zinc concentrate, and a pyrite leach circuit which yields a gold doré product. In 2020, the mill processed 37.1 million tons.

The carbon pre-flotation circuit was added in 2018 ahead of lead flotation to remove organic carbon associated with sedimentary ores. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The pyrite leach circuit was added at the end of 2018, which treats the zinc tailing in a pyrite flotation leach, and Merrill Crowe process to recover additional silver and gold in the form of doré. Tailing from the leach circuit undergoes cyanide destruction and combines with final flotation tailing for final deposition in the TSF.

The markets for the lead and zinc concentrates from the Peñasquito mine are worldwide with smelters located in Mexico, Canada, United States, Asia and Europe.

All required Project infrastructure, such as roadways, mine and administration buildings, process plant, explosives storage facility, fuel farm, truck shop, workshops and security, has been constructed and is operational.

Age and Condition of Infrastructure

Royal Gold does not have specific information as to the physical condition or the age or condition of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

In 1568, Spanish explorers discovered gold-silver deposits at Concepcion del Oro, 19 miles to the east of the Peñasquito operations. Since then, the Concepcion del Oro area has produced 1.5 million ounces of gold and 250 million ounces of silver. About the same time, the Spanish also worked at the project developing shallow shafts and pits.

A summary of the known project owners over the mineral concessions covering the Peñasquito operations area are as follows:

●Minera Peñoles, 1950’s
●Minera Kennecott SA de CC, 1994-1998
●Western Copper Holdings Lts, 1998
●Minera Hochschilds S.A., 2000
●Wester Copper, 2000-2003
●Western Silver Corporation, 2003-2006
●Goldcorp, 2006-2019
●Newmont, 2019-present

Mine construction commenced in 2007. Initial concentrates were produced as part of the commissioning process in October 2009. A second sulfide processing line was commissioned in June 2010. A pyrite leach project for leaching gold from pyrite tailing was completed in November 2018. The property was acquired in April 2019 by Newmont upon the acquisition of Goldcorp.

Permitting and Encumbrances

Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejidos, valid through 2035 and 2036, and the relevant private owners. In August 2020, Newmont and the Cedros General Assembly ratified the definitive agreement that was reached on April 22, 2020 and resolved all outstanding disputes between Peñasquito and the San Juan de Cedros community. In addition, easements have been granted in association with the La Pardita-Cedros Highway and the El Salero-Peñasquito powerline.

Newmont holds the appropriate permits under local, State and Federal laws to allow mining operations. Key permits include: Environmental impact assessment; Land use change; Environmental risk; Waste management; Concession Title for Groundwater Extraction; Waste water discharge permit; Single environmental license [Licencia Ambiental Única (LAU)]; Explosives permit; and Accident prevention program. Newmont confirms that all necessary permits have been granted.

Property Geology

The Peñasquito operation consists of two deposits: the Peñasco deposit, centered on a diatreme breccia pipe; and the Chile Colorado deposit, comprised of mineralized sedimentary rocks adjacent to the Brecha Azul diatreme. The diatreme and sediments contain and are surrounded by disseminated, veinlet and vein-hosted sulphides and sulphosalts containing base metals, silver, and gold.

Peñasco and Brecha Azul, which are funnel-shaped breccia pipes, flare upward and are filled with brecciated sedimentary and intrusive rocks, cut by intrusive dikes. The two diatremes are considered to represent breccia-pipe deposits developed as a result of Tertiary intrusion-related hydrothermal activity. Alteration mineral zoning, porphyry intrusion breccia clasts, and dikes all suggest the diatreme-hosted deposits represent distal mineralization some distance above an underlying quartz-feldspar porphyry system.

Cross-section of the Peñasco and Breccia Azul Breccia Pipes in Relation to the Planned Open Pits

The larger diatreme, Peñasco, has dimensions of 2,950 feet by 2,625 feet immediately beneath surface alluvial cover, and diatreme breccias extend to at least 3,280 feet below surface. The Brecha Azul diatreme, which lies to the southeast of Peñasco, is about 1,640 feet in diameter immediately below alluvium, and diatreme breccias also extend to at least 3,280 feet below surface. Porphyritic intrusive rocks intersected in drilling beneath the breccias may connect the pipes at depth.

Chile Colorado is a mineralized stock work located southwest of Brecha Azul in sediments of the Caracol Formation, with the geometry of approximately 1,970 feet by 1,310 feet immediately beneath surface alluvial cover, and it extends to at least 1,640 feet below the surface.

Polymetallic mineralization is hosted by the diatreme breccias, intrusive dikes, and surrounding siltstone and sandstone units of the Caracol Formation. The diatreme breccias are broadly classified into three units, in order of occurrence from top to bottom within the breccia column, which are determined by clast composition:

●	Sediment-clast breccia;
●	Mixed-clast breccia (sedimentary and igneous clasts); and
●	Intrusive-clast breccia.

Mineralization consists of disseminations, veinlets and veins of various combinations of medium to coarse-grained pyrite, sphalerite, galena, and argentite (Ag2S). Sulphosalts of various compositions are also abundant in places, including bournonite (PbCuSbS3), jamesonite (PbSb2S4), tetrahedrite, polybasite (Ag,Cu)16 (Sb,As)2S11, and pyrogyrite (Ag3SbS3).

Stibnite (Sb2S3), rare hessite (AgTe), chalcopyrite, and molybdenite have also been identified. Telluride minerals are the main gold-bearing phase, with electrum and native gold also being identified.

Mineral Resources and Mineral Reserves

Table 1 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Resources at December 31, 2020, Based on $1,400 Au, $20.00 Ag, $1.10 Pb, and $1.40 Zn1,2,3

	Amount Tons(M)	Au Grade opt	Ag Grade opt	Pb Grade %	Zn Grade %	Cut-Off Grades[4]	Metallurgical Recovery[5]
Measured Mineral Resources	38.5	0.008	0.782	0.300	0.690	Note 4	71% Au
Indicated Mineral Resources	266.6	0.008	0.780	0.270	0.590	Note 4	71% Au
Measured + Indicated Mineral Resources	305.1	0.008	0.780	0.274	0.603	Note 4	71% Au
Inferred Mineral Resources	166.3	0.011	0.769	0.270	0.530	Note 4	71% Au

[1]	Mineral resources are presented exclusive of mineral reserves.
[2]

Peñasquito mineral reserves are disclosed in accordance with IG7. Beginning with fiscal years ending on or after January 1, 2021, SK1300 replaced IG7 as the SEC’s disclosure framework for companies engaged in mining operations, and Royal Gold expects Newmont’s future disclosures of mineral reserves to be prepared pursuant to SK 1300’s requirements. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	Metals prices used for tabulation of resources are $1,400 per ounce gold, $20.00 per ounce silver, $1.10 per pound lead and $1.40 per pound zinc.
[4]	Gold cutoff grade varies with level of silver, lead, and zinc credits. Specific cutoff grades have not been disclosed by the operator.
[5]	Peñasquito mineral reserves are presented assuming a 71% average metallurgical recovery for gold.

Table 2 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Reserves at December 31, 2020, Based on $1,200 Au, $17.00 Ag, $0.90 Pb, and $1.15 Zn1,2

	Amount Tons (M)	Au Grade opt	Ag Grade opt	Pb Grade %	Zn Grade %	Cut-Of Grades[3]	Metallurgical Recovery[4]
Proven Mineral Reserves	123.3	0.019	1.013	0.387	0.942	Note 3	71% Au
Probable Mineral Reserves	304.1	0.016	0.952	0.329	0.737	Note 3	71% Au
Total Mineral Reserves	427.5	0.017	0.996	0.346	0.796	Note 3	71% Au

[1]	Metals prices used for tabulation of mineral reserves are $1,200 per ounce gold, $17.00 per ounce silver, $0.90 per pound lead and $1.15 per pound zinc.
[2]

Peñasquito mineral reserves are disclosed in accordance with IG7. IG7 was superseded by SK1300. The amounts, grades and recovery of reserves determined under SK1300 could vary from the disclosure set forth here.

[3]	Gold cutoff grade varies with level of silver, lead, and zinc credits. Specific cutoff grades have not been disclosed by the operator.
[4]	Peñasquito mineral reserves are presented assuming a 71% average metallurgical recovery for gold.

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of December 31, 2020. There is no change in the reported mineral resource or mineral reserve between Royal Gold’s fiscal year ended June 30, 2021, and the six months ended December 31, 2021, as no new mineral resource or mineral reserve report has been made available by the operator.

Recent Developments

During the six months ended December 31, 2021, gold production at Peñasquito was approximately 349,500 ounces; silver production was approximately 16.1 million ounces; lead production was approximately 81.4 million pounds; and zinc production was approximately 212.3 million pounds. During the six months ended December 31, 2020, gold production was approximately 341,300 ounces; silver production was approximately 15.1 million ounces; lead production was approximately 93.7 million pounds; and zinc production was approximately 191.8 million pounds.

On December 2, 2021, Newmont reported it expects Peñasquito to deliver lower gold production in calendar 2022 of 475,000 ounces, due to lower-grade, harder ore mined from the Chile Colorado pit and stripping the next phases of the Peñasco and Chile Colorado pits continuing through 2023. Newmont expects co-product production at Peñasquito in calendar 2022 to be 29,000 ounces of silver, 150 million pounds of lead and 350 million pounds of zinc, which is consistent with calendar 2021 production levels, with increased production starting in 2023 due to higher silver, lead and zinc content delivered from the Chile Colorado pit.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “RGLD.” As of February 10, 2022, we had 761 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

On November 16, 2021, we announced an increase in our annual dividend for calendar year 2022 from $1.20 to $1.40 per share, payable on a quarterly basis of $0.35 per share. The newly declared dividend is 17% higher than the dividend paid during calendar year 2021. We have steadily increased our annual dividend for 21 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2021	—	—	N/A	N/A
November 2021	—	—	N/A	N/A
December 2021	—	—	N/A	N/A
Total	—	—	N/A	N/A

Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for Royal Gold, the S&P 500 Index, and the PHLX Gold and Silver Index for the five years ended December 31, 2021. The graph assumes $100 was invested in each of stock or index as of the market close on December 31. Past stock price performance is not necessarily indicative of future stock price performance.

December 31,
	2021	2020	2019	2018	2017	2016
RGLD	$ 176	$ 176	$ 200	$ 139	$ 131	$ 100
S&P 500	$ 233	$ 181	$ 153	$ 116	$ 122	$ 100
PHLX gold/silver Index	$ 177	$ 189	$ 139	$ 91	$ 109	$ 100

The foregoing performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

A discussion of the changes in our financial condition and results of operations for the fiscal years ended June 30, 2021, 2020 and 2019, has been omitted from this report, but may be found in Item 7, MD&A, of our Annual Reports on Form 10-K for the year ended June 30, 2021 and June 30, 2020, filed with the SEC on August 12, 2021 and August 6, 2020, respectively, which are available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2021, we owned nine stream interests, which are on eight production stage properties and one development stage property. Stream interests accounted for 66%, 69% and 72% of our total revenue for the six months ended December 31, 2021, and fiscal years ended June 30 2021, and 2020, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2021, we owned royalty interests on 36 production stage properties, 16 development stage properties and 129 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for reserves. Royalty interests accounted for 34%, 31% and 28% of our total revenue for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, and 2020, respectively.

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

For the six months ended December 31, 2021, and 2020, average metal prices and percentages of revenue by metal were as follows:

	Six Months Ended
	December 31, 2021		December 31, 2020
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,792	73%	$1,892	76%
Silver ($/ounce)	$23.85	11%	$24.32	10%
Copper ($/pound)	$4.32	12%	$3.10	11%
Other	N/A	4%	N/A	3%

COVID-19 Pandemic

At times since early 2020, several of our operating counterparties instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. COVID-19 impacts were particularly significant at Khoemacau in December 2021 when COVID-19 protocols caused absences to peak at approximately 25% of the planned operator workforce, including approximately 40% of the highly-skilled operators, which affected 40% of mining shifts and reduced planned production considerably. For the most part, our results of operations and financial condition were not materially impacted by these measures. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, including the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the NX Gold Mine in Brazil (“NX Gold Stream”) with Ero Gold Corp., a wholly-owned subsidiary of Ero Copper Corp., and certain of its affiliates (together, “Ero”).

On August 6, 2021, we made an advance payment of $100 million upon closing the transaction. We will make up to an additional $10 million of further payments from the beginning of calendar year 2022 through the end of calendar year 2024 based on Ero’s achievement of meeting success-based targets related to regional exploration and mineral resource additions. In return, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter.

Change in Fiscal Year End

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31 effective as of December 31, 2021. Accordingly, our results of operations presented in this MD&A are for the six-month period ended December 31, 2021, and are compared to the corresponding six month period ended December 31, 2020.

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

Khoemacau Silver Stream

On October 8, 2021 we made an advance payment of $15.9 million toward the option stream which increased our right to receive payable silver produced from Khoemacau from a rate of 84% to 90% until delivery of approximately 36.0 million silver ounces, and 45% (previously 42%) thereafter. Subject to certain conditions, KCM has advised that it intends to draw the remaining $26.5 million stream advance payment in February 2022. This will increase our interest in the payable silver from Khoemacau from 90% to 100%.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2021

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2021. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows these production estimates for our principal producing properties for calendar 2021 as well as the actual production reported to us by the various operators through December 31, 2021. The estimates and production reports are prepared by the operators. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of this information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar Year 2021

Principal Production Stage Properties

	Calendar Year 2021 Operator’s Production			Calendar Year 2021 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	N/A			28,300
Mount Milligan(4)	180,000 - 200,000			196,400
Copper			70 - 80 Million			73.3 Million
Pueblo Viejo(5)	470,000 - 510,000	N/A		488,000	N/A
Wassa(6)	145,000 - 155,000			116,800
Khoemacau(7)		N/A			N/A
Royalty:
Cortez(8)	350,000 - 375,000			368,100
Peñasquito(9)	660,000	30 Million		520,000	23.6 Million
Lead			190 Million			138 Million
Zinc			475 Million			325 Million
(1)	Production estimates received from our operators are for calendar year 2021. There can be no assurance that production estimates received from our operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.
(2)	Actual production figures shown are from our operators and cover the period January 1, 2021, through December 31, 2021, unless otherwise noted in footnotes to this table.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate. The estimated production figure was not available on the date of this report. The actual production figure is for the period January 1, 2021 through September 30, 2021.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.
(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick. Barrick did not provide estimated or actual silver production.
(6)	The estimated and actual production figures shown for Wassa is payable gold in doré. The actual production figure is for the period January 1, 2021 through September 30, 2021.
(7)	The estimated and actual production figures for Khoemacau are not available through the ramp-up period.
(8)	Production from Cortez subject to our royalty interests. Actual production includes applicable royalty deductions.
(9)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. The actual production figure is for the period January 1, 2021 through September 30, 2021.

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

Historical Production(1) by Stream and Royalty Interest

Principal Producing Properties

		Six Months Ended		Fiscal Years Ended
		December 31,		June 30,		June 30,
Stream/Royalty	Metal	2021		2021		2020
Stream:
Mount Milligan	Gold	36,000	oz.	54,200	oz.	63,700	oz.
	Copper	7.1	Mlbs.	15.9	Mlbs.	12.7	Mlbs.
Andacollo	Gold	15,600	oz.	44,100	oz.	48,100	oz.
Pueblo Viejo	Gold	19,000	oz.	42,100	oz.	43,300	oz.
	Silver	783,000	oz.	1.5	Moz.	1.8	Moz.
Wassa	Gold	8,800	oz.	17,300	oz.	15,000	oz.
Khoemacau	Silver	219,100	oz.	N/A		N/A
Royalty:
Peñasquito	Gold	349,500	oz.	701,500	oz.	312,200	oz.
	Silver	16.1	Moz.	30.9	Moz.	27.8	Moz.
	Lead	81.4	Mlbs.	185.6	Mlbs.	182.3	Mlbs.
	Zinc	212.3	Mlbs.	412.7	Mlbs.	393.9	Mlbs.
Cortez	Gold	226,300	oz.	237,000	oz.	173,300	oz.
(1)	Historical production for our stream interests relates to the amount of stream metal sales for each fiscal year presented and may differ from stream deliveries discussed in Item 2, Properties, or from the operators’ public reporting. For our royalty interests, historical production relates to the payable metal amounts as reported to us by the operators of the mines subject to our royalty rate for each fiscal year presented.

Results of Operations

Six Months Ended December 31, 2021, Compared with Six Months Ended December 31, 2020 (In thousands, except share data)

	Six Months Ended
		December 31,
	December 31, 2021	2020 (unaudited)
Revenue	$342,952	$305,240

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	52,329	46,760
General and administrative	15,163	14,244
Production taxes	4,412	2,756
Exploration costs	—	563
Depreciation, depletion and amortization	99,685	94,245
Total costs and expenses	171,589	158,568

Gain on sale of Peak Gold JV interest	—	33,906
Operating income	171,363	180,578

Fair value changes in equity securities	(1,350)	2,158
Interest and other income	1,610	1,034
Interest and other expense	(2,787)	(3,454)
Income before income taxes	168,836	180,316

Income tax expense	(30,008)	(13,654)
Net income and comprehensive income	138,828	166,662
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(489)	166
Net income and comprehensive income attributable to Royal Gold common stockholders	$138,339	$166,828

Basic earnings per share	$2.11	$2.55
Basic weighted average shares outstanding	65,560,468	65,542,326
Diluted earnings per share	$2.10	$2.54
Diluted weighted average shares outstanding	65,624,567	65,625,965
Cash dividends declared per common share	$0.65	$0.58

For the six months ended December 31, 2021, we recorded net income attributable to Royal Gold stockholders of $138.3 million, or $2.11 per basic share and $2.10 per diluted share, as compared to net income attributable to Royal Gold stockholders of $166.8 million, or $2.55 per basic share and $2.54 per diluted share, for the six months ended December 31, 2020. The decrease in our earnings per share was primarily attributable to a one-time gain attributable to the sale of our Peak Gold JV interest in the prior comparable period. This decrease was partially offset by an increase in our revenue as discussed in further detail below.

For the six months ended December 31, 2021, we recognized total revenue of $343.0 million, which is comprised of stream revenue of $226.6 million and royalty revenue of $116.4 million, at an average gold price of $1,792 per ounce, an average silver price of $23.85 per ounce and an average copper price of $4.32 per pound, compared to total revenue of $305.2 million, which is comprised of stream revenue of $214.2 million and royalty revenue of $91.0 million, at an average gold price of $1,892 per ounce, an average silver price of $24.32 per ounce and an average copper price of $3.10 per pound, for the six months ended December 31, 2020.

Revenue and the corresponding production, attributable to our stream and royalty interests, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Six Months Ended December 31, 2021 and 2020

(In thousands, except reported production in ozs. and lbs.)

		Six Months Ended			Six Months Ended
		December 31, 2021			December 31, 2020
			Reported				Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue		Production(1)
Stream(2):
Mount Milligan		$95,509				$79,332
	Gold		36,000	oz.			28,800	oz.
	Copper		7.1	Mlbs.			8.2	Mlbs.
Pueblo Viejo		$52,958				$58,824
	Gold		19,000	oz.			20,500	oz.
	Silver		783,000	oz.			859,800	oz.
Andacollo	Gold	$28,076	15,600	oz.		$41,275	21,600	oz.
Wassa	Gold	$15,691	8,800	oz.		$15,870	8,500	oz.
Khoemacau	Silver	$5,096	219,100	oz.	$	N/A	N/A
Other(3)		$29,221				$18,921
	Gold		12,600	oz.			9,200	oz.
	Silver		269,400	oz.			75,100	oz.
Total stream revenue		$226,551				$214,222

Royalty(2):
Cortez	Gold	$33,768	226,300	oz.		$13,812	95,300	oz.
Peñasquito		$26,432				$23,161
	Gold		349,500	oz.			341,300	oz.
	Silver		16.1	Moz.			15.1	Moz.
	Lead		81.4	Mlbs.			93.7	Mlbs.
	Zinc		212.3	Mlbs.			191.8	Mlbs.
Other(3)	Various	$56,201	N/A			$54,045	N/A
Total royalty revenue		$116,401				$91,018
Total Revenue		$342,952				$305,240
(1)	Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the six months ended December 31, 2021 and 2020, and may differ from the operators’ public reporting.
(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, with the exception of the Rainy River stream (5.8% for the six months ended December 31, 2021 and 5.4% for the six months ended December 31, 2020), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the six months ended December 31, 2021, compared with the six months ended December 31, 2020, resulted primarily from higher gold production at Cortez, increases in gold and copper sales at Mount Milligan and maiden sales from the Khoemacau and NX Gold streams, which resulted in new revenue of $5.1 million and $7.7 million, respectively, during the current period. These increases were partially offset by lower gold sales at Andacollo, lower gold and silver sales at Pueblo Viejo and a decrease in average gold and silver prices when compared to the prior period.

Gold and silver ounces and copper pounds purchased and sold during the six months ended December 31, 2021 and 2020, as well as gold, silver and copper in inventory as of December 31, 2021 and 2020, for our stream interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2021		December 31, 2020		December 31, 2021	December 31, 2020
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	28,700	36,000	29,300	28,800	4,100	3,800
Andacollo	15,500	15,600	24,400	21,600	2,200	2,900
Pueblo Viejo	17,800	19,000	19,900	20,500	8,600	10,500
Wassa	8,100	8,800	8,700	8,500	1,600	3,100
Other	13,500	12,600	8,900	9,200	2,200	1,200
Total	83,600	92,000	91,200	88,600	18,700	21,500

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2021		December 31, 2020		December 31, 2021	December 31, 2020
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	712,500	783,000	826,800	859,800	316,000	418,200
Khoemacau	261,100	219,100	—	—	42,000	—
Other	204,800	269,400	118,000	75,100	34,300	66,300
Total	1,178,400	1,271,500	944,800	934,900	392,300	484,500

	Six Months Ended		Six Months Ended		As of	As of
	December 31, 2021		December 31, 2020		December 31, 2021	December 31, 2020
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.3	7.1	8.3	8.2	0.9	1.0

Cost of sales increased to $52.3 million for the six months ended December 31, 2021, from $46.8 million for the six months ended December 31, 2020. The increase was primarily due to an increase in gold and copper sales at Mount Milligan when compared to the prior period. This increase was partially offset by a decrease in gold sales at Andacollo compared to the prior period. Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $15.2 million for the six months ended December 31, 2021, from $14.2 million for the six months ended December 31, 2020. The increase was primarily due to higher employee related costs and non-cash stock compensation expense.

Depreciation, depletion and amortization increased to $99.7 million for the six months ended December 31, 2021, from $94.2 million for the six months ended December 31, 2020. The increase was primarily due to higher gold sales at Mount Milligan, and maiden sales from Khoemacau and the recently acquired NX Gold stream. These increases in depreciation, depletion and amortization were partially offset by a decrease in gold sales at Andacollo and lower gold and silver sales at Pueblo Viejo.

We recognized a loss in fair value changes in equity securities of $1.4 million for the six months ended December 31, 2021, compared to a gain in fair value changes in equity securities of $2.2 million for the six months ended December 31, 2020. The change was primarily due to a decrease in the fair value of marketable equity securities as discussed further in Note 5 of our notes to consolidated financial statements.

Interest and other expense decreased to $2.8 million for the six months ended December 31, 2021, from $3.5 million for the six months ended December 31, 2020. The decrease was primarily attributable to lower interest expense as a result of a decrease in average debt amounts outstanding during the current period when compared to the prior period. Refer to Note 6 of our notes to consolidated financial statements for further discussion on our debt.

Income tax expense was $30.0 million for the six months ending December 31, 2021, as compared to $13.7 million for the six months ended December 31, 2020, which resulted in an effective tax rate of 17.8% in the current period and 7.6% in the prior period. The effective tax rate for six months ended December 31, 2021, was impacted by the release of uncertain tax positions resulting from a settlement agreement with a foreign tax authority and a change in estimates, partially offset by a foreign tax rate adjustment resulting in a revaluation of certain deferred tax assets. The effective tax rate for six months ended December 31, 2020, was primarily impacted by the release of uncertain tax liabilities resulting from settlement agreements with foreign tax authorities.

Liquidity and Capital Resources

We use our liquidity and capital resources to fund dividends and for the acquisition of stream and royalty interests, including any conditional funding schedules. Our short-term and long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future. We believe that our current liquidity and capital resources will be adequate to cover our operating needs for the foreseeable future.

At December 31, 2021, we had working capital of $154.6 million, including $143.6 million of cash and equivalents. This compares to current assets of $297.1 million and current liabilities of $52.1 million at June 30, 2021, resulting in working capital of $245.0 million. The decrease in our working capital was primarily attributable to the acquisition of royalty and stream interests during the six months ended December 31, 2021, which is discussed further below under “Summary of Cash Flows.”

During the six months ended December 31, 2021, liquidity needs were met from $248.8 million in net cash provided by operating activities and our available cash resources. As of December 31, 2021, we had $1 billion available and no amounts outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at December 31, 2021. Refer to Note 6 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

At December 31, 2021, our contractual cash obligations are operating leases. We believe we will be able to fund all current cash obligations from net cash provided by operating activities. For additional information on our operating leases, see Note 7 of our notes to consolidated financial statements.

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

Dividend Increase

On November 16, 2021, we announced an increase in our annual dividend for calendar year 2022 from $1.20 to $1.40 per share, payable on a quarterly basis of $0.35 per share. The newly declared dividend is 17% higher than the dividend paid during calendar year 2021. We have steadily increased our annual dividend for 21 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Summary of Cash Flows (In thousands)

	Six Months Ended	Six Months Ended
		December 31,
	December 31, 2021	2020 (unaudited)
Cash flows from operating activities:
Net income and comprehensive income	$138,828	$166,662
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	99,685	94,245
Amortization of debt issuance costs	1,089	574
Gain on sale of Peak Gold JV interest	—	(33,906)
Non-cash employee stock compensation expense	3,218	2,892
Fair value changes in equity securities	1,350	(2,158)
Deferred tax expense (benefit)	2,510	(8,405)
Other	1	(176)
Changes in assets and liabilities:
Royalty receivables	(6,846)	(16,627)
Stream inventory	6,077	(2,229)
Income tax receivable	(396)	(6,504)
Prepaid expenses and other assets	(1,374)	900
Accounts payable	76	(549)
Income tax payable	4,591	9,995
Uncertain tax positions	(910)	(12,160)
Other liabilities	884	1,510
Net cash provided by operating activities	$248,783	$194,064

Cash flows from investing activities:
Acquisition of stream and royalty interests	(281,066)	(48,832)
Khoemacau subordinated debt facility	(7,000)	—
Proceeds from sale of Peak Gold JV interest	—	49,154
Proceeds from sale of Contango shares	—	12,146
Other	(64)	(364)
Net cash (used in) provided by investing activities	$(288,130)	$12,104

Cash flows from financing activities:
Repayment of debt	(100,000)	(105,000)
Borrowings from revolving credit facility	100,000	—
Net payments from issuance of common stock	(921)	(1,415)
Common stock dividends	(39,374)	(36,735)
Other	(2,723)	(287)
Net cash used in financing activities	$(43,018)	$(143,437)
Net (decrease) increase in cash and equivalents	(82,365)	62,731
Cash and equivalents at beginning of period	225,916	319,128
Cash and equivalents at end of period	$143,551	$381,859

Operating Activities

Net cash provided by operating activities totaled $248.8 million for the six months ended December 31, 2021, compared to $194.1 million for the six months ended December 31, 2020. The change was primarily due to an increase in proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $49.7 million over the six months ended December 31, 2021.

Investing Activities

Net cash used in investing activities totaled $288.1 million for the six months ended December 31, 2021, compared to net cash provided by investing activities of $12.1 million for the six months ended December 31, 2020. The increase in cash used in investing activities was primarily due to the NX Gold ($100.0 million) and Red Chris ($165.0 million) acquisitions. This increase was partially offset by $49.2 million received for the sale of our Peak Gold JV investment in the six months ended December 31, 2020.

Financing Activities

Net cash used in financing activities totaled $43.0 million for the six months ended December 31, 2021, compared to $143.4 million for the six months ended December 31, 2020. The decrease was primarily due to the repayment of $100 million on our revolving credit facility during the six months ended December 31, 2020.

Critical Accounting Estimates

Use of Estimates

The preparation of our financial statements, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), requires management to make estimates and assumptions. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain.

We rely on mineral reserve and mineral resource estimates reported by the operators of the properties on which we hold stream and royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

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

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. The recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable reserves, mineral resources and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 of our notes to consolidated financial statements for a discussion of the impairment assessment results for the six months ended December 31, 2021.

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

Stream Interests

A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more of the metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. Gold, silver and copper received under our metal stream agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts. The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between ten days and three months (depending on the frequency of deliveries under the respective stream agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal. We settle our forward sales contracts via physical delivery of the metal to the purchaser (our customer) on the settlement date specified in the contract. Under our forward sales contracts, there is a single performance obligation to sell a contractually specified volume of metal to the purchaser, and we satisfy this obligation at the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sale volume, revenue, expenses, tax rates, earnings or cash flow; the potential increase in the Khoemacau stream rate to 100% of payable silver; operators’ expected operating and financial performance, including production, deliveries, mine plans and reserves, development, cash flows and liquidity, capital requirements and capital expenditures; Newmont’s adoption of SK1300 with respect to their disclosures of mineral reserves; planned and potential acquisitions or dispositions, including funding schedules and conditions; receipt of metal deliveries; liquidity, financing and stockholder returns; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; potential impairments; or tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and reserves and resources (including updated reserve and resource information as of December 31, 2021), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19, including due to variant strains of the virus; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, included those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report. Most of these factors are beyond our ability to predict or control.

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

During the six months ended December 31, 2021, we reported revenue of $343.0 million, with an average gold price for the period of $1,792 per ounce, an average silver price of $23.85 per ounce, and an average copper price of $4.32 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended December 31, 2021:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	73%	$25.8 million
Copper	12%	$6.9 million
Silver	11%	$1.6 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of December 31, 2021 and June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the six-month period ended December 31, 2021 and each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and June 30, 2021 and 2020, and the results of its operations and its cash flows for the six-month period ended December 31, 2021 and each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s stream and royalty interest balance totaled $2.4 billion. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests will not likely occur or may be significantly reduced in the future.

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

Denver, Colorado

February 17, 2022

ROYAL GOLD, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	June 30,	June 30,
	2021	2021	2020
ASSETS
Cash and equivalents	$143,551	$225,916	$319,128
Royalty receivables	54,088	47,242	27,689
Income tax receivable	4,915	4,520	2,435
Stream inventory	11,607	17,684	11,671
Prepaid expenses and other	1,835	1,773	1,227
Total current assets	215,996	297,135	362,150
Stream and royalty interests, net (Note 4)	2,443,752	2,262,158	2,318,913
Other assets	97,284	92,312	85,224
Total assets	$2,757,032	$2,651,605	$2,766,287
LIABILITIES
Accounts payable	$6,475	$6,398	$2,484
Dividends payable	22,966	19,681	18,364
Income tax payable	19,070	14,479	13,323
Other current liabilities	12,917	11,525	9,384
Total current liabilities	61,428	52,083	43,555
Debt (Note 6)	—	—	300,439
Deferred tax liabilities	87,705	88,000	86,439
Uncertain tax positions	—	910	25,427
Other liabilities	6,688	7,197	8,308
Total liabilities	155,821	148,190	464,168
Commitments and contingencies (Note 16)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,564,364, 65,551,061, and 65,531,288 shares outstanding, respectively	656	656	655
Additional paid-in capital	2,206,159	2,203,863	2,210,429
Accumulated earnings	381,929	286,249	61,133
Total Royal Gold stockholders’ equity	2,588,744	2,490,768	2,272,217
Non-controlling interests	12,467	12,647	29,902
Total equity	2,601,211	2,503,415	2,302,119
Total liabilities and equity	$2,757,032	$2,651,605	$2,766,287

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share data)

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Revenue (Note 8)	$342,952	$615,856	$498,819	$423,056

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	52,329	92,898	83,890	77,535
General and administrative	15,163	28,387	30,195	30,488
Production taxes	4,412	6,743	3,824	4,112
Exploration costs	—	563	5,190	7,158
Depreciation, depletion and amortization	99,685	183,569	175,434	163,056
Impairment of royalty interests	—	—	1,341	—
Total costs and expenses	171,589	312,160	299,874	282,349

Gain on sale of Peak Gold JV interest	—	33,906	—	—
Operating income	171,363	337,602	198,945	140,707

Fair value changes in equity securities	(1,350)	6,017	1,418	(6,800)
Interest and other income	1,610	2,443	2,046	2,320
Interest and other expense	(2,787)	(6,419)	(9,813)	(29,650)
Income before income taxes	168,836	339,643	192,596	106,577

Income tax (expense) benefit	(30,008)	(36,867)	3,654	(17,498)
Net income and comprehensive income	138,828	302,776	196,250	89,079
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(489)	(244)	3,093	4,746
Net income and comprehensive income attributable to Royal Gold common stockholders	$138,339	$302,532	$199,343	$93,825
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$2.11	$4.61	$3.04	$1.43
Basic weighted average shares outstanding	65,560,468	65,546,400	65,523,024	65,394,627
Diluted earnings per share	$2.10	$4.60	$3.03	$1.43
Diluted weighted average shares outstanding	65,624,567	65,627,591	65,643,390	65,505,535
Cash dividends declared per common share	$0.65	$1.18	$1.11	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Royal Gold Stockholders
				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Losses) Earnings	Interests	Equity
Balance at June 30, 2018	65,360,041	$654	$2,192,612	$(1,201)	$(89,898)	$39,102	$2,141,269
Stock-based compensation and related share issuances	80,451	1	5,021	—	—	—	5,022
Distributions from (to) non-controlling interests	—	—	4,140	—	—	(584)	3,556
Net income (loss)	—	—	—	—	93,825	(4,746)	89,079
Other comprehensive income (loss)	—	—	—	1,201	(1,201)	—	—
Dividends declared	—	—	—	—	(68,473)	—	(68,473)
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$—	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	90,796	—	4,936	—	—	—	4,936
Distributions from (to) non-controlling interests	—	—	3,720	—	—	(777)	2,943
Net income (loss)	—	—	—	—	199,343	(3,093)	196,250
Dividends declared	—	—	—	—	(72,463)	—	(72,463)
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$—	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	19,773	1	4,263	—	—	—	4,264
Sale of Peak Gold JV interest	—	—	(10,829)			(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	—	(1,281)	(1,281)
Net income	—	—	—	—	302,532	244	302,776
Dividends declared	—	—	—	—	(77,416)	—	(77,416)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$—	$286,249	$12,647	$2,503,415
Stock-based compensation and related share issuances	13,303	—	2,296	—	—	—	2,296
Distributions to non-controlling interests	—	—	—	—	—	(669)	(669)
Net income	—	—	—	—	138,339	489	138,828
Dividends declared	—	—	—	—	(42,659)	—	(42,659)
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$—	$381,929	$12,467	$2,601,211

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Cash flows from operating activities:
Net income and comprehensive income	$138,828	$302,776	$196,250	$89,079
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	99,685	183,569	175,434	163,056
Amortization of debt issuance costs	1,089	1,148	1,136	15,288
Gain on sale of Peak Gold JV interest	—	(33,906)	—	—
Non-cash employee stock compensation expense	3,218	5,730	9,116	6,617
Fair value changes in equity securities	1,350	(6,017)	(1,418)	6,800
Deferred tax expense (benefit)	2,510	456	(32,399)	(1,745)
Impairment of royalty interests	—	—	1,341	—
Other	1	(177)	(148)	(2)
Changes in assets and liabilities:
Royalty receivables	(6,846)	(19,552)	(6,957)	5,623
Stream inventory	6,077	(6,014)	(291)	(2,069)
Income tax receivable	(396)	(2,085)	268	(2,663)
Prepaid expenses and other assets	(1,374)	318	(7,828)	2,793
Accounts payable	76	3,237	(275)	(6,426)
Income tax payable	4,591	1,156	6,349	(11,281)
Uncertain tax positions	(910)	(24,518)	(11,146)	3,180
Other liabilities	884	1,030	11,320	(15,084)
Net cash provided by operating activities	$248,783	$407,151	$340,752	$253,166

Cash flows from investing activities:
Acquisition of stream and royalty interests	(281,066)	(168,147)	(155,985)	(1,055)
Khoemacau subordinated debt facility	(7,000)	(18,000)	—	—
Proceeds from sale of Peak Gold JV interest	—	49,154	—	—
Proceeds from sale of Contango shares	—	12,146	—	—
Proceeds from sale of equity securities	—	8,651	—	—
Other	(64)	(541)	3,126	(4,540)
Net cash used in investing activities	$(288,130)	$(116,737)	$(152,859)	$(5,595)

Cash flows from financing activities:
Repayment of debt	(100,000)	(305,000)	(115,000)	(370,000)
Borrowings from revolving credit facility	100,000	—	200,000	220,000
Net payments from issuance of common stock	(921)	(1,465)	(4,180)	(1,595)
Common stock dividends	(39,374)	(76,099)	(71,471)	(67,477)
Other	(2,723)	(1,062)	2,411	2,226
Net cash (used in) provided by financing activities	$(43,018)	$(383,626)	$11,760	$(216,846)
Net (decrease) increase in cash and equivalents	(82,365)	(93,212)	199,653	30,725
Cash and equivalents at beginning of period	225,916	319,128	119,475	88,750
Cash and equivalents at end of period	$143,551	$225,916	$319,128	$119,475

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

We rely on mineral reserve and mineral resource estimates reported by the operators of properties on which we hold stream and royalty interests. These estimates and the underlying assumptions affect the potential impairments of long-lived assets and the ability to realize income tax benefits associated with deferred tax assets. These estimates and assumptions also affect the rate at which we recognize revenue or charge depreciation, depletion and amortization to earnings. On an ongoing basis, management evaluates these estimates and assumptions; however, actual amounts could differ from these estimates and assumptions. Differences between estimates and actual amounts are adjusted and recorded in the period that the actual amounts are known.

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

On September 30, 2020, we sold our Peak Gold JV interest, which is discussed in Note 3 of our notes to consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of December 31, 2021, June 30, 2021, and 2020.

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

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable. When impairment indicators are identified, the recoverability of the carrying value of stream and royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each stream and royalty interest using estimates of proven and probable mineral reserves, mineral resources and other relevant information received from the operators. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, silver, copper and other metals, and whenever new information regarding the mineral properties is obtained from the operator indicating that production will not likely occur or may be reduced in the future, thus potentially affecting the future recoverability of our stream or royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020 and 2019.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Metal Sales

Gold, silver and copper received under our metal stream agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts. The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between 10 days and three months (depending on the frequency of deliveries under the respective stream agreement and our sales activity in effect at the time) commencing shortly after receipt and purchase of the metal. Revenue from gold, silver and copper sales is recognized on the date of the settlement, which is also the date that title to the metal passes to the purchaser.

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

The Red Chris royalty acquisition has been accounted for as an asset acquisition. The $165 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $116.2 million and $48.9 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage Red Chris royalty will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Newcrest.

NX Gold Mine Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the operating underground NX Gold Mine in Brazil (“NX Gold Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates (together, “Ero”).

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 6, 2021, we made an advance payment of $100 million upon closing the transaction. In exchange for the consideration provided, we will receive 25% of the gold produced from the NX Gold Mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter. Per the purchase agreement, we may make up to an additional $10 million of advance payments from the beginning of calendar 2022 through the end of calendar 2024 based on Ero meeting success-based targets related to regional exploration and mineral resource additions.

The NX Gold Stream has been accounted for as an asset acquisition. The $100 million advance payment, plus direct acquisition costs, have been recorded and allocated between production and exploration stage stream interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $54.9 million and $45.1 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage NX Gold Stream will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Ero.

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

The royalties are recorded as exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheet as of December 31, 2021 and have a combined value of approximately $4.4 million. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Manh Choh Project during the three months ended September 30, 2020. The mark-to-market increase of $3.6 million on the sale of our 809,744 common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income and was recognized during the three months ended September 30, 2020.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Alturas Royalty Acquisition

On January 29, 2020, we entered into an agreement with various private individuals for the acquisition of a NSR royalty of up to 1.06% (gold) and up to 1.59% (copper) on mining concessions included as part of the Alturas project, which is located within the Coquimbo Region of Chile and held by Compañia Minera Salitrales Limitada, a subsidiary of Barrick Gold Corporation (“Barrick”). Total consideration for the royalty is up to $41 million, of which $11 million was paid on January 29, 2020. The $11 million paid as part of the funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. A future payment of up to $20 million is conditioned based on a project construction decision by Barrick and the size of the mineral reserve on the date of the construction decision. A further future payment of up to $10 million will be made upon first production from the mining concessions.

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

The CDS royalty acquisition has been accounted for as an asset acquisition. The $7.5 million paid as part of the aggregate funding schedule, plus direct acquisition costs, have been recorded as an exploration stage royalty interest (Note 4) within Stream and royalty interests, net on our consolidated balance sheets.

The warrants have been recorded within Other assets on our consolidated balance sheets and have a carrying value of approximately $1.7 million as of December 31, 2021. The warrants have been classified as a financial asset instrument and are recorded at fair value at each reporting date using the Black-Scholes model (see Note 13). As of December 31, 2021, we hold 19,640,000 warrants at an exercise price of C$0.25 per common share with a remaining term of approximately three years.

Acquisition of Silver Stream on Khoemacau Copper Project

On February 25, 2019, we entered into a silver stream with Khoemacau Copper Mining (Pty.) Limited (“KCM”) for the purchase of silver produced from the Khoemacau Project (“Khoemacau”). Between November 2019 and January 2021, we completed a total of $212 million in advanced payments required to earn the base silver stream (“Silver Stream”) of 80% of payable silver produced from Khoemacau, until the delivery of 32.0 million ounces, and 40% thereafter. On April 7, 2021, and October 8, 2021, we made advance payments of $10.6 million and $15.9 million, respectively, toward the option silver stream (“Option Stream”) which increased our right to receive payable silver produced from Khoemacau to 90% until the delivery of approximately 36.0 million silver ounces, and 45% thereafter. We will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 14,300 tons per day (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

We have accounted for the base Silver Stream and initial funding towards the Option Stream as an asset acquisition, consistent with the treatment of our other acquired streams. The $212 million in advance payments for the base Silver Stream made during our fiscal year 2021 and 2020 and the $26.5 million toward the Option Stream, plus direct transaction costs, are recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets as of December 31, 2021. Any further advance payments made under the Option Stream (if exercised by KCM) will be recorded as a production stage interest within Stream and royalty interests, net on our consolidated balance sheets during the period the advance payment occurs. We have $26.5 million of committed funding remaining as of December 31, 2021.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Separate from the Silver Stream and Option Stream, and subject to various conditions, we made up to $25 million available to KCM under a subordinated debt facility. Any amounts drawn by KCM under the debt facility will carry interest at LIBOR + 11% and have a term of seven years. We have the right to force repayment of the debt facility upon certain events. As of December 31, 2021, $25.0 million of the subordinated debt facility, and $1.9 million of accrued interest remains outstanding and is recorded under Other Assets on our consolidated balance sheets.

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes our stream and royalty interests as of December 31, 2021, June 30, 2021 and 2020:

As of December 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(336,921)	$453,714
Pueblo Viejo	610,405	(260,321)	350,084
Andacollo	388,182	(139,035)	249,147
Khoemacau	239,411	(3,402)	236,009
Rainy River	175,727	(50,115)	125,612
Wassa	146,475	(84,915)	61,560
Other	69,101	(4,193)	64,908
Total production stage stream interests	2,419,936	(878,902)	1,541,034

Production stage royalty interests:
Voisey's Bay	205,724	(113,602)	92,122
Red Chris	116,187	—	116,187
Peñasquito	99,172	(53,022)	46,150
Cortez	80,681	(23,225)	57,456
Other	447,799	(387,364)	60,435
Total production stage royalty interests	949,563	(577,213)	372,350
Total production stage stream and royalty interests	3,369,499	(1,456,115)	1,913,384

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,755	—	54,755
Total development stage stream and royalty interests	112,213	—	112,213

Exploration stage stream interests:
NX Gold	30,974	—	30,974
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610		29,610
Other	130,986	—	130,986
Total exploration stage stream and royalty interests	418,155	—	418,155
Total stream and royalty interests, net	$3,899,867	$(1,456,115)	$2,443,752

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(300,378)	$490,257
Pueblo Viejo	610,404	(243,706)	366,698
Andacollo	388,182	(131,578)	256,604
Rainy River	175,727	(41,772)	133,955
Wassa	146,475	(78,865)	67,610
Total production stage stream interests	2,111,423	(796,299)	1,315,124

Production stage royalty interests:
Voisey's Bay	205,724	(109,850)	95,874
Peñasquito	99,172	(50,176)	48,996
Cortez	80,681	(19,128)	61,553
Other	442,871	(381,191)	61,680
Total production stage royalty interests	828,448	(560,345)	268,103
Total production stage stream and royalty interests	2,939,871	(1,356,644)	1,583,227

Development stage stream interests:
Khoemacau	223,502	—	223,502
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,423	—	45,423
Other	54,755	—	54,755
Total development stage stream and royalty interests	335,717	—	335,717

Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Côté	29,610	—	29,610
Other	135,914	—	135,914
Total exploration stage royalty interests	343,214	—	343,214
Total stream and royalty interests, net	$3,618,802	$(1,356,644)	$2,262,158

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(236,352)	$—	$554,283
Pueblo Viejo	610,404	(203,935)	—	406,469
Andacollo	388,182	(110,521)	—	277,661
Rainy River	175,727	(27,278)	—	148,449
Wassa	146,475	(67,619)	—	78,856
Total production stage stream interests	2,111,423	(645,705)	—	1,465,718

Production stage royalty interests:
Voisey's Bay	205,724	(101,381)	—	104,343
Peñasquito	99,172	(44,614)	—	54,558
Cortez	80,681	(15,065)	—	65,616
Other	521,837	(426,931)	(1,341)	93,565
Total production stage royalty interests	907,414	(587,991)	(1,341)	318,082
Total production stage stream and royalty interests	3,018,837	(1,233,696)	(1,341)	1,783,800

Development stage stream interests:
Khoemacau	136,608	—	—	136,608
Other	12,037	—	—	12,037

Development stage royalty interests:
Other	70,952	—	—	70,952
Total development stage stream and royalty interests	219,597	—	—	219,597

Exploration stage royalty interests:
Pascua-Lama	177,690	—	—	177,690
Other	137,826	—	—	137,826
Total exploration stage royalty interests	315,516	—	—	315,516
Total stream and royalty interests, net	$3,553,950	$(1,233,696)	$(1,341)	$2,318,913

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

The Wassa stream agreement, which remains with Chifeng, continues to provide us the right to purchase 10.5% of the gold payable from the Wassa mine until the delivery of 240,000 ounces, after which the stream percentage will decrease to 5.5%. The cash purchase price for gold remains at 20% of the spot price per ounce delivered until the delivery of 240,000 ounces, and 30% of the spot price per ounce delivered thereafter. As of December 31, 2021, approximately 104,000 ounces remain to be delivered from the Wassa mine until the 240,000 ounce delivery threshold is reached.

The Prestea and Bogoso stream agreement with FGR provides us the right to purchase 5.5% of the gold payable from the Prestea and Bogoso mines in return for a cash purchase price of 30% of the spot price per ounce delivered.

The material terms of both the Wassa stream agreement and the Prestea and Bogoso stream agreement, including security and the rights and obligations of both Royal Gold and Chifeng, remain substantially consistent with those terms in the original agreement. The Wassa stream is recorded as a production stage stream interest within Stream and royalty interests,

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net on our consolidated balance sheets and has a carrying value of $61.6 million as of December 31, 2021. The Prestea and Bogoso stream has a carrying value of $0 as of December 31, 2021.

COVID-19 Pandemic

At times since early 2020, several of our operating counterparties instituted temporary operational curtailments due to the ongoing COVID-19 pandemic. In addition, the pandemic and resulting economic and societal impacts have made it difficult for operators to forecast expected production amounts and, at times, operators have had to withdraw or revise previously disclosed guidance. COVID-19 impacts were particularly significant at Khoemacau in December 2021 when COVID-19 protocols caused absences to peak at approximately 25% of the planned operator workforce, including approximately 40% of the highly-skilled operators, which affected 40% of mining shifts and reduced planned production considerably. For the most part, our results of operations and financial condition were not materially impacted by these measures. However, the effects of the pandemic will ultimately depend on many factors that are outside of our control, including the severity and duration of the pandemic, including the emergence of variant strains of the virus, government and operator actions in response to the pandemic, and the development, availability, and public acceptance of effective treatments and vaccines. As a result, we are currently unable to predict the nature or extent of any future impact on our results of operations and financial condition. We continue to monitor the impact of developments associated with the pandemic on stream and royalty interests as part of our regular asset impairment analysis.

Impairment

In accordance with our impairment accounting policy discussed in Note 2, impairments in the carrying value of each stream and royalty interest is measured and recorded to the extent that the carrying value in each stream and royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.

During the quarter ended June 30, 2019, we were made aware of insolvency proceedings at one of our non-principal producing properties (El Toqui). During the quarter ended June 30, 2020, we obtained new information regarding the insolvency proceedings and determined our carrying value for El Toqui was not recoverable and an impairment of $1.3 million was necessary. At December 31, 2021 our carrying value for El Toqui was zero.

We did not take any additional impairment charges on any of our stream and royalty interests for the six months ended December 31, 2021, or for the years ended June 30, 2021 and 2020.

5. MARKETABLE EQUITY SECURITIES

As of December 31, 2021, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 13) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities decreased $1.3 million for the six months ended December 31, 2021,  increased $6.0 million and $1.4 million for the years ended June 30, 2021, and 2020, respectively, and decreased $6.8 million for the year ended June 30, 2019. These changes are included in Fair value changes in equity securities on our consolidated statements of operation and comprehensive income.

The carrying value of our marketable equity securities as of December 31, 2021, June 30, 2021 and 2020 was $1.7 million, $3.1 million and $17.9 million, respectively, and is included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

The Company’s debt as of December 31, 2021, June 30, 2021 and 2020 consists of the following (amounts in thousands):

	December 31,	June 30,	June 30,
	2021	2021(1)	2020
Revolving credit facility principal	$—	$—	$305,000
Debt issuance costs	(4,408)	(3,443)	(4,561)
Total debt	$(4,408)	$(3,443)	$300,439
(1)	Included in Other assets on our consolidated balance sheets.

Revolving Credit Facility

As of December 31, 2021, we had no amounts outstanding under our revolving credit facility. Interest expense recognized on the revolving credit facility for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020 and 2019 was approximately $1.4 million, $3.3 million, $7.0 million and $1.7 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of December 31, 2021.

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

7. LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the year ending December 31, 2030. The following amounts were recorded in the consolidated balance sheets at December 31, 2021 (amounts in thousands):

	Classification	December 31, 2021
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$793
Right-of-use assets - non-current	Other assets	5,612
Total right-of-use assets		$6,405

Lease liabilities - current	Other current liabilities	$943
Lease liabilities - non-current	Other long-term liabilities	6,688
Total operating lease liabilities		$7,631

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities at December 31, 2021 were as follows (amounts in thousands):

Calendar Years:	Operating Leases
2022	$1,123
2023	1,120
2024	1,120
2025	1,043
2026	1,044
Thereafter	2,960
Total lease payments	$8,410
Less imputed interest	(779)
Total	$7,631

Other information pertaining to leases consists of the following:

December 31, 2021
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	7.8
Weighted average discount rate	2.5%

We did not have any finance leases as of December 31, 2021.

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

Stream Interests

A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more of the metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. Gold, silver and copper received under our metal stream agreements are taken into inventory, and then sold primarily using average spot rate gold, silver and copper forward contracts. The sales price for these average spot rate forward contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive number of trading days between ten days and three months (depending on the frequency of deliveries under the respective stream agreement and our sales policy in effect at the time) commencing shortly after receipt and purchase of the metal. We settle our forward sales contracts via physical delivery of the metal to the purchaser (our customer) on the settlement date specified in the contract. Under our forward sales contracts, there is a single performance obligation to sell a contractually specified volume of metal to the purchaser, and we satisfy this obligation at the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in Note 2. For the quarter ended December 31, 2021, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2021, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 15.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Stream revenue:
Gold	$165,031	$323,980	$294,490	$249,496
Silver	30,576	43,281	32,744	33,282
Copper	30,944	56,728	32,634	23,046
Total stream revenue	$226,551	$423,989	$359,868	$305,824
Royalty revenue:
Gold	$85,151	$131,784	$98,153	$78,570
Silver	8,253	16,198	9,996	5,497
Copper	9,511	16,448	13,528	13,808
Other	13,486	27,437	17,274	19,357
Total royalty revenue	$116,401	$191,867	$138,951	$117,232
Total revenue	$342,952	$615,856	$498,819	$423,056

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by metal type attributable to each of our principal property revenue sources is disaggregated as follows (amounts in thousands):

		Six Months Ended	Fiscal Years Ended
		December 31,	June 30,	June 30,	June 30,
	Metal(s)	2021	2021	2020	2019
Stream revenue:
Mount Milligan	Gold & Copper	$95,509	$156,938	$131,425	$101,010
Pueblo Viejo	Gold & Silver	52,958	115,583	96,978	82,844
Andacollo	Gold	28,076	82,164	74,219	69,264
Wassa	Gold	15,691	31,772	23,203	22,098
Khoemacau	Silver	5,096	—	—	—
Other	Gold & Silver	29,221	37,532	34,043	30,608
Total stream revenue		$226,551	$423,989	$359,868	$305,824
Royalty revenue:
Cortez	Gold	$33,768	$36,160	$22,342	$11,383
Peñasquito	Gold, Silver, Lead & Zinc	26,432	49,688	25,498	13,865
Other	Various	56,201	106,019	91,111	91,984
Total royalty revenue		$116,401	$191,867	$138,951	$117,232
Total revenue		$342,952	$615,856	$498,819	$423,056

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

We recognized stock-based compensation expense as follows (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Stock options	$28	$68	$163	$221
Stock appreciation rights	779	1,677	2,545	2,025
Restricted stock	2,006	2,668	5,117	3,336
Performance stock	405	1,317	1,291	1,035
Total stock-based compensation expense	$3,218	$5,730	$9,116	$6,617

Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income.

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10-year contractual terms. There were no stock options or SSARs awards granted during the six months ended December 31, 2021.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions to determine fair value. Those key assumptions during the six months ended December 31, 2021, and fiscal years 2021, 2020 and 2019 grants are noted in the following table:

	Stock Options				SSARs
	Six Months Ended	Fiscal Years Ended			Six Months Ended	Fiscal Years Ended
	December 31,	June 30,			December 31,	June 30,
	2021	2021	2020	2019	2021	2021	2020	2019
Weighted-average expected volatility	—%	39.4%	34.4%	36.5%	—%	39.2%	34.6%	37.6%
Weighted-average expected life in years	—	4.4	4.5	4.5	—	4.2	4.7	5.2
Weighted-average dividend yield	—%	0.9%	1.0%	1.1%	—%	0.9%	1.0%	1.1%
Weighted-average risk free interest rate	—%	0.2%	1.6%	2.7%	—%	0.2%	1.6%	2.7%

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

Stock Options

A summary of stock option activity for the six months ended December 31, 2021, is presented below.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2021	21,761	$79.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	21,761	$79.51	5.0	$674
Exercisable at December 31, 2021	19,590	$73.03	4.6	$674

There were no stock options granted or exercised during the six months ended December 31, 2021. The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2021, 2020 and 2019, was $41.92, $17.42 and $24.12, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2021, 2020 and 2019, was $0, $1.3 million, and $0.7 million, respectively.

As of December 31, 2021, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SSARs

A summary of SSARs activity for the six months ended December 31, 2021, is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at July 1, 2021	184,137	$111.15
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	184,137	$111.15	7.2	$2,049
Exercisable at December 31, 2021	123,976	$99.81	6.6	$2,025

There were no SSARs granted or exercised during the six months ended December 31, 2021. The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $40.92, $32.33 and $26.37, respectively. The total intrinsic value of SSARs exercised during the fiscal years ended June 30, 2021, 2020 and 2019, was $0.1 million, $4.6 million, and $2.8 million, respectively.

As of December 31, 2021, there was approximately $1.7 million of total unrecognized stock-based compensation expense related to unvested SSARs, which is expected to be recognized over a weighted-average period of 1.4 years.

Other Stock-based Compensation

Performance Shares

During the six months ended December 31, 2021, officers and certain employees were granted shares of restricted common stock that may vest based on our total shareholder return (“TSR”) compared to the TSRs of certain defined members of the Van Eck Vectors Gold Miners ETF (“GDX”) (“August 2021 TSRs”). The August 2021 TSRs may vest by linear interpolation in a range between zero shares if neither threshold TSR metric is met; to 100% of August 2021 TSRs awarded if the target TSR metric is met; to 200% of August 2021 TSRs awarded if the maximum TSR metric is met. The August 2021 TSRs will expire in three years from the date of grant if the TSR market condition is met and a three year service condition is met.

During the fiscal years ended June 30, 2021, 2020 and 2019, officers and certain employees were granted shares of restricted common stock that can only be earned upon the achievement of certain pre-defined performance measures. Specifically, for performance shares granted during the fiscal years ended June 30, 2021, 2020 and 2019, one-half of the shares awarded may vest upon our achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”). The second one-half of performance shares granted during the fiscal years ended June 30, 2021, 2020 and 2019 may vest based on our TSR compared to the TSRs of all members of the GDX (“Prior TSR Shares”). GEO Shares and Prior TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and Prior TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and Prior TSR Shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the Prior TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We measured the fair value of the GEO Shares based upon the market price of our common stock as of the date of grant. The measurement date for the GEO Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. GEO Shares granted in August 2020, 2019, 2018 and 2017 remain outstanding as of December 31, 2021 and the Company will continue to measure these awards for vesting until each awards expiration or performance attainment, whichever date is first.

We measured the grant date fair value of the August 2021 TSRs and Prior TSR Shares using a Monte Carlo valuation model. The fair value of our TSR awards is multiplied by the target number (100%) of TSR awards granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR awards is amortized on a straight-line basis over the requisite service period, or three years. Stock-based compensation expense for the TSR awards is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied. We will reverse previously recognized stock-based compensation expense attributable to the TSR awards only if the requisite service period is not met.

A summary of the status of our unvested Performance Shares at maximum (200%) attainment for the six months ended December 31, 2021, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2021	154,402	$88.99
Granted	73,200	$123.35
Vested	(3,070)	$122.27
Forfeited	—	$—
Non-attainment	(57,154)	$77.73
Outstanding at December 31, 2021	167,378	$108.75

As of December 31, 2021, total unrecognized stock-based compensation expense related to Performance Shares was approximately $5.1 million, which is expected to be recognized over the average remaining vesting period of 2.4 years.

Restricted Stock

Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During the six months ended December 31, 2021, officers and certain employees were granted 42,810 shares of Restricted Stock. Restricted Stock granted to officers and certain employees during the six months ended December 31, 2021 vest ratably over three years from the date of grant, while Restricted Stock granted to officers and certain employees during the fiscal years ended June 30, 2021, 2020 and 2019 vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also, our non-executive directors were granted 7,794 shares of Restricted Stock during the six months ended December 31, 2021. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our unvested Restricted Stock for the December 31, 2021, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at July 1, 2021	96,530	$105.99
Granted	50,604	$111.28
Vested	(19,076)	$86.16
Forfeited	—	$—
Outstanding at December 31, 2021	128,058	$111.03

As of December 31, 2021, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $7.5 million, which is expected to be recognized over the weighted-average vesting period of 2.7 years.

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

The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Net income attributable to Royal Gold common stockholders	$138,339	$302,532	$199,343	$93,825
Weighted-average shares for basic EPS	65,560,468	65,546,400	65,523,024	65,394,627
Effect of other dilutive securities	64,099	81,191	120,366	110,908
Weighted-average shares for diluted EPS	65,624,567	65,627,591	65,643,390	65,505,535
Basic EPS	$2.11	$4.61	$3.04	$1.43
Diluted EPS	$2.10	$4.60	$3.03	$1.43

11. INCOME TAXES

For financial reporting purposes, Income before income taxes includes the following components (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
United States	$68,239	$130,175	$35,446	$(3,776)
Foreign	100,597	209,468	157,150	110,353

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$168,836	$339,643	$192,596	$106,577

Our Income tax expense (benefit) consisted of (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Current:
Federal	$19,285	$38,146	$18,320	$(6,974)
State	(503)	867	347	(13)
Foreign	8,716	(2,602)	10,078	26,230
	$27,498	$36,411	$28,745	$19,243
Deferred and others:
Federal	$104	$376	$(1,047)	$916
State	2	(2)	(19)	17
Foreign	2,404	82	(31,333)	(2,678)
	$2,510	$456	$(32,399)	$(1,745)
Total income tax expense (benefit)	$30,008	$36,867	$(3,654)	$17,498

The provision for income taxes for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020 and 2019, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Total expense (benefit) computed by applying federal rates	$35,456	$71,325	$40,445	$22,381
State and provincial income taxes, net of federal benefit	518	874	304	135
Excess depletion	(1,363)	(1,812)	(1,291)	(867)
Estimates for uncertain tax positions	(910)	(26,179)	(11,146)	3,180
Statutory tax attributable to non-controlling interest	(219)	(72)	654	1,013
Effect of foreign earnings	(3,896)	(7,659)	(8,249)	(6,921)
Unrealized foreign exchange gains	54	(616)	(286)	(38)
Effects of Swiss income tax reform	—	—	(72,669)	—
Rate adjustment	1,694	—	—	—
Changes in estimates	(2,614)	(858)	24	(1,538)
Valuation allowance	833	1,284	47,840	(47)
Other	455	580	720	200
Total income tax expense (benefit)	$30,008	$36,867	$(3,654)	$17,498

The effective tax rate for six months ended December 31, 2021, was 17.8% which includes the release of an uncertain tax position resulting from settlement agreements with foreign tax authorities and a change in estimates, partially offset by a foreign tax rate adjustment resulting in the revaluation of certain deferred tax assets. The effective tax rate for the fiscal year ended June 30, 2021, was 10.9%, primarily impacted by the release of uncertain tax positions resulting from settlement agreements with foreign tax authorities.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities on December 31, 2021 and June 30, 2021 and 2020, are as follows (amounts in thousands):

	December 31,	June 30,	June 30,
	2021	2021	2020
Deferred tax assets:
Stock-based compensation	$1,490	$1,500	$1,313
Net operating losses	168	74	104
Foreign tax credits	28,148	24,615	17,159
Amortizable tax goodwill	57,926	62,191	67,287
Other	4,175	4,608	7,713
Total deferred tax assets	91,907	92,988	93,576
Valuation allowance	(62,721)	(61,888)	(60,604)
Net deferred tax assets	$29,186	$31,100	$32,972
Deferred tax liabilities:
Mineral property basis	$(70,922)	$(70,352)	$(67,639)
Unrealized foreign exchange gains	(582)	(582)	(582)
Investment in Peak Gold joint venture	—	—	(3,955)
Other	(199)	(172)	(346)
Total deferred tax liabilities	(71,703)	(71,106)	(72,522)
Total net deferred taxes	$(42,517)	$(40,006)	$(39,550)

We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized. As of December 31, 2021, June 30, 2021, and 2020, we recorded a valuation allowance of $62.7 million, $61.9 million and $60.6 million, respectively. The valuation allowance remaining at December 31, 2021 is attributable to US foreign tax credits, Swiss amortizable tax goodwill, and capital loss and other tax attribute carryforwards in non-US subsidiaries.

As of December 31, 2021, June 30, 2021 and 2020, we had $0.2 million, $0.1 million and $0.1 million of net operating loss carry forwards. The majority of the tax loss carry forwards are in jurisdictions that allow a twenty-year carry forward period. As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

As of December 31, 2021, June 30, 2021, and 2020, we had zero, $0.7 million and $25.4 million of unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact our effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020 and 2019 is as follows (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Total gross unrecognized tax benefits at beginning of year	$652	$25,389	$36,547	$36,346
Additions / Reductions for tax positions of current year	—	—	537	1,709
Additions / Reductions for tax positions of prior years	(60)	(812)	(694)	(912)
Reductions due to settlements with taxing authorities	(592)	(23,925)	(11,001)	(596)
Total amount of gross unrecognized tax benefits at end of year	$—	$652	$25,389	$36,547

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2018.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. As of December 31, 2021, June 30, 2021 and 2020, the amount of accrued income-tax-related interest and penalties was zero, $0.3 million and $12.6 million, respectively. The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Our supplemental cash flow information for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020 and 2019 is as follows (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Cash paid during the period for:
Interest	$304	$3,510	$4,900	$10,638
Income taxes, net of refunds	$24,166	$58,970	$31,555	$44,435
Non-cash investing and financing activities:
Dividends declared	$42,659	$77,416	$72,463	$68,473

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

	As of December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$1,733	$1,733	$—	$1,733	$—
(1)	Included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of our revolving credit facility (Note 6) approximates fair value as of December 31, 2021. The warrants issued by TriStar (Note 5) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets.

As of December 31, 2021, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

14. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of our total revenue for the six months ended December 31, 2021, and the fiscal years ended June 30, 2021, 2020 and 2019 were as follows (revenue amounts in thousands):

	Six Months Ended		Fiscal Years Ended
	December 31,		June 30,		June 30,		June 30,
	2021		2021		2020		2019
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Centerra	$95,509	27.8%	$156,938	25.5%	$131,425	26.3%	$101,011	23.9%
Barrick	89,177	26.0%	157,972	25.7%	125,458	25.2%	99,283	23.5%
Teck	28,076	8.2%	82,164	13.3%	74,219	14.9%	69,264	16.4%

15. SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) as of December 31, 2021 and June 30, 2021 and 2020 are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2021			As of June 30, 2021			As of June 30, 2020
			Total stream			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net	interest	interest	interests, net
Canada	$579,326	$412,419	$991,745	$624,212	$252,547	$876,759	$702,732	$189,855	$892,587
Dominican Republic	350,083	—	350,083	366,698	—	366,698	406,469	—	406,469
Chile	249,147	224,116	473,263	256,604	224,116	480,720	277,661	223,922	501,583
Africa	297,569	321	297,890	291,112	321	291,433	215,463	321	215,784
Mexico	—	60,977	60,977	—	66,867	66,867	—	75,951	75,951
United States	—	107,761	107,761	—	112,817	112,817	—	159,445	159,445
Australia	—	27,496	27,496	—	28,117	28,117	—	30,006	30,006
Rest of world	107,920	26,617	134,537	12,038	26,709	38,747	12,038	25,050	37,088
Total	$1,584,045	$859,707	$2,443,752	$1,550,664	$711,494	$2,262,158	$1,614,363	$704,550	$2,318,913

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Six Months Ended December 31, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$226,551	$52,329	$—	$82,603	$91,619
Royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$423,989	$92,898	$—	$150,594	$180,497
Royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$359,868	$83,890	$—	$144,678	$131,300
Royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

	Fiscal Year Ended June 30, 2019
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$305,824	$77,535	$—	$127,770	$100,519
Royalty interests	117,232	—	4,112	35,086	78,034
Total	$423,056	$77,535	$4,112	$162,856	$178,553

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Total segment gross profit	$186,741	$333,002	$236,058	$178,553

Costs and expenses
General and administrative expenses	15,163	28,387	30,195	30,488
Exploration costs	—	563	5,190	7,158
Depreciation	215	356	387	200
Impairment of royalty interests	—	—	1,341	—
Total costs and expenses	15,378	29,306	37,113	37,846
Gain on sale of Peak Gold JV interest	—	33,906	—	—
Operating income	171,363	337,602	198,945	140,707
Fair value changes in equity securities	(1,350)	6,017	1,418	(6,800)
Interest and other income	1,610	2,443	2,046	2,320
Interest and other expense	(2,787)	(6,419)	(9,813)	(29,650)
Income before income taxes	$168,836	$339,643	$192,596	$106,577

Our revenue by reportable segment for the six months ended December 31, 2021, and fiscal years ended June 30, 2021, 2020, and 2019 is geographically distributed as shown in the following table (amounts in thousands):

	Six Months Ended	Fiscal Years Ended
	December 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2019
Stream interests:
Canada	$115,544	$190,537	$158,736	$123,152
Dominican Republic	52,958	115,583	96,978	82,844
Chile	28,075	82,164	74,219	69,264
Africa	22,228	35,705	29,935	30,564
Rest of world	7,746	—	—	—
Total stream interests	$226,551	$423,989	$359,868	$305,824

Royalty interests:
United States	$54,046	$68,611	$48,692	$34,845
Mexico	31,858	58,212	32,731	27,224
Canada	13,756	31,671	30,524	32,602
Australia	11,174	21,466	15,252	12,806
Africa	1,107	2,801	2,575	1,416
Rest of world	4,460	9,106	9,177	8,339
Total royalty interests	$116,401	$191,867	$138,951	$117,232
Total revenue	$342,952	$615,856	$498,819	$423,056

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES

Khoemacau Silver Stream Acquisition

Option Silver Stream

As of December 31, 2021, Royal Gold has remaining committed funding of $26.5 million as part of our Khoemacau silver stream acquisition, which may be drawn at the election of KCM prior to the completion of construction. Subject to certain conditions, KCM has advised that it intends to draw the remaining $26.5 million stream advance payment in February 2022. This will increase our interest in the payable silver from Khoemacau from 90% to 100%.

Ilovica Gold Stream Acquisition

As of December 31, 2021, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain comparative financial information for the six months ended December 31, 2021 and 2020 (amounts in thousands, except share data).

	Six Months Ended
		December 31,
	December 31, 2021	2020 (unaudited)
Revenue	$342,952	$305,240

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	52,329	46,760
General and administrative	15,163	14,244
Production taxes	4,412	2,756
Exploration costs	—	563
Depreciation, depletion and amortization	99,685	94,245
Total costs and expenses	171,589	158,568

Gain on sale of Peak Gold JV interest	—	33,906
Operating income	171,363	180,578

Fair value changes in equity securities	(1,350)	2,158
Interest and other income	1,610	1,034
Interest and other expense	(2,787)	(3,454)
Income before income taxes	168,836	180,316

Income tax expense	(30,008)	(13,654)
Net income and comprehensive income	138,828	166,662
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(489)	166
Net income and comprehensive income attributable to Royal Gold common stockholders	$138,339	$166,828

Basic earnings per share	$2.11	$2.55
Basic weighted average shares outstanding	65,560,468	65,542,326
Diluted earnings per share	$2.10	$2.54
Diluted weighted average shares outstanding	65,624,567	65,625,965
Cash dividends declared per common share	$0.65	$0.58

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended	Six Months Ended
		December 31,
	December 31, 2021	2020 (unaudited)
Cash flows from operating activities:
Net income and comprehensive income	$138,828	$166,662
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	99,685	94,245
Amortization of debt issuance costs	1,089	574
Gain on sale of Peak Gold JV interest	—	(33,906)
Non-cash employee stock compensation expense	3,218	2,892
Fair value changes in equity securities	1,350	(2,158)
Deferred tax expense (benefit)	2,510	(8,405)
Other	1	(176)
Changes in assets and liabilities:
Royalty receivables	(6,846)	(16,627)
Stream inventory	6,077	(2,229)
Income tax receivable	(396)	(6,504)
Prepaid expenses and other assets	(1,374)	900
Accounts payable	76	(549)
Income tax payable	4,591	9,995
Uncertain tax positions	(910)	(12,160)
Other liabilities	884	1,510
Net cash provided by operating activities	$248,783	$194,064

Cash flows from investing activities:
Acquisition of stream and royalty interests	(281,066)	(48,832)
Khoemacau subordinated debt facility	(7,000)	—
Proceeds from sale of Peak Gold JV interest	—	49,154
Proceeds from sale of Contango shares	—	12,146
Other	(64)	(364)
Net cash (used in) provided by investing activities	$(288,130)	$12,104

Cash flows from financing activities:
Repayment of debt	(100,000)	(105,000)
Borrowings from revolving credit facility	100,000	—
Net payments from issuance of common stock	(921)	(1,415)
Common stock dividends	(39,374)	(36,735)
Other	(2,723)	(287)
Net cash used in financing activities	$(43,018)	$(143,437)
Net (decrease) increase in cash and equivalents	(82,365)	62,731
Cash and equivalents at beginning of period	225,916	319,128
Cash and equivalents at end of period	$143,551	$381,859

18. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the six-month period ended December 31, 2021 and each of the three years in the period ended June 30, 2021, and the related notes, and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2022

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our transition period stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2021, and is incorporated by reference into this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our transition period stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2021, and is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our transition period stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2021, and is incorporated by reference into this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our transition period stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2021, and is incorporated by reference into this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our proxy statement for our transition period stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2021, and is incorporated by reference into this report.

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

10.10▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.11▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.12▲

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

10.16

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2017, and incorporated herein by reference)

10.17

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

10.18

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
10.19

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

10.20

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

101*

The following financial statements from Royal Gold, Inc.’s Transition Report on Form 10-K for the six months ended December 31, 2021, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	The cover page from Royal Gold, Inc.’s Transition Report on Form 10-K for the six months ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Filed or furnished herewith.

▲	Identifies a management contract or compensation plan or arrangement.

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

ROYAL GOLD, INC.

Date: February 17, 2022	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: February 17, 2022	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 17, 2022	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: February 17, 2022	By:	/s/ William Hayes
William Hayes
Chairman

Date: February 17, 2022	By:	/s/ Fabiana Chubbs
Fabiana Chubbs
Director

Date: February 17, 2022	By:	/s/ Kevin McArthur
Kevin McArthur
Director

Date: February 17, 2022	By:	/s/ Jamie Sokalsky
Jamie Sokalsky
Director

Date: February 17, 2022	By:	/s/ Ronald Vance
Ronald Vance
Director

Date: February 17, 2022	By:	/s/ Sybil Veenman
Sybil Veenman
Director