Form 10-Q
period 2022-03-31
ROYAL GOLD INC
filed 2022-05-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

There were 65,639,022 shares of Royal Gold common stock outstanding as of April 28, 2022.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$183,707	$143,551
Royalty receivables	53,518	54,088
Income tax receivable	4,397	4,915
Stream inventory	8,490	11,607
Prepaid expenses and other	8,533	1,835
Total current assets	258,645	215,996
Stream and royalty interests, net (Note 3)	2,433,689	2,443,752
Other assets	97,518	97,284
Total assets	$2,789,852	$2,757,032
LIABILITIES
Accounts payable	$6,267	$6,475
Dividends payable	22,984	22,966
Income tax payable	8,160	19,070
Other current liabilities	12,132	12,917
Total current liabilities	49,543	61,428

Deferred tax liabilities	87,760	87,705
Other liabilities	6,435	6,688
Total liabilities	143,738	155,821
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,568,799 and 65,564,364 shares outstanding, respectively	656	656
Additional paid-in capital	2,208,425	2,206,159
Accumulated earnings	424,608	381,929
Total Royal Gold stockholders’ equity	2,633,689	2,588,744
Non-controlling interests	12,425	12,467
Total equity	2,646,114	2,601,211
Total liabilities and equity	$2,789,852	$2,757,032

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue (Note 6)	$162,355	$142,589

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	22,639	21,469
General and administrative	8,931	6,932
Production taxes	2,221	1,835
Depreciation, depletion and amortization	47,988	41,296
Total costs and expenses	81,779	71,532

Operating income	80,576	71,057

Fair value changes in equity securities	613	1,902
Interest and other income	975	733
Interest and other expense	(898)	(1,820)
Income before income taxes	81,266	71,872

Income tax expense	(15,304)	(17,679)
Net income and comprehensive income	65,962	54,193
Net income and comprehensive income attributable to non-controlling interests	(287)	(167)
Net income and comprehensive income attributable to Royal Gold common stockholders	$65,675	$54,026
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.00	$0.82
Basic weighted average shares outstanding	65,565,735	65,550,400
Diluted earnings per share	$1.00	$0.82
Diluted weighted average shares outstanding	65,644,668	65,621,603
Cash dividends declared per common share	$0.35	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2022, and 2021

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	4,435	—	2,266	—	—	2,266
Distributions to non-controlling interests	—	—	—	—	(329)	(329)
Net income and comprehensive income	—	—	—	65,675	287	65,962
Dividends declared	—	—	—	(22,996)	—	(22,996)
Balance at March 31, 2022	65,568,799	$656	$2,208,425	$424,608	$12,425	$2,646,114

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679
Stock-based compensation and related share issuances	2,030	—	1,334	—	—	1,334
Distributions to non-controlling interests	—	—	—	—	(399)	(399)
Net income and comprehensive income	—	—	—	54,026	167	54,193
Dividends declared	—	—	—	(19,682)	—	(19,682)
Balance at March 31, 2021	65,550,445	$656	$2,202,410	$224,254	$12,805	$2,440,125

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income and comprehensive income	$65,962	$54,193
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	47,988	41,296
Non-cash employee stock compensation expense	2,124	1,344
Fair value changes in equity securities	(613)	(1,902)
Deferred tax expense (benefit)	688	(645)
Other	245	286
Changes in assets and liabilities:
Royalty receivables	569	(1,111)
Stream inventory	3,118	(591)
Income tax receivable	518	(5,731)
Prepaid expenses and other assets	(7,309)	98
Accounts payable	(208)	1,793
Income tax payable	(10,910)	2,342
Uncertain tax positions	—	(310)
Other liabilities	(1,039)	1,171
Net cash provided by operating activities	$101,133	$92,233

Cash flows from investing activities:
Acquisition of stream and royalty interests	(37,800)	(33,656)
Other	(11)	(87)
Net cash used in investing activities	$(37,811)	$(33,743)

Cash flows from financing activities:
Repayment of debt	—	(50,000)
Net payments from issuance of common stock	141	(10)
Common stock dividends	(22,978)	(19,682)
Other	(329)	(397)
Net cash used in financing activities	$(23,166)	$(70,089)
Net increase (decrease) in cash and equivalents	40,156	(11,599)
Cash and equivalents at beginning of period	143,551	381,859
Cash and equivalents at end of period	$183,707	$370,260

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS

Royal Gold Inc., together with its subsidiaries (“Royal Gold,” the “Company,” “we,” “us,” or “our”), is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in a mining project that provide the right to revenue or metals produced from the project after deducting contractually specified costs, if any.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These interim unaudited consolidated financial statements should be read in conjunction with our Transition Report on Form 10-K for the six months ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 (“Transition Report”).

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

2.    ACQUISITIONS

Lawyers Royalty Acquisition

On March 24, 2022, we acquired a 0.5% net smelter returns royalty (“NSR”) on production from the Lawyers Project, currently operated by Benchmark Metals Inc., which is located in British Columbia, Canada. As part of this transaction, we also acquired a right of first offer (“ROFO”) for an existing 2.0% NSR royalty over the Ranch Project that is located adjacent to the Lawyers Project.  We paid $8.0 million in cash consideration for the royalty and ROFO to Guardsmen Resources Inc. The Lawyers Project acquisition has been accounted for as an asset acquisition. The $8.0 million cash consideration, plus direct acquisition costs, have been recorded as an exploration stage royalty interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets.

Khoemacau Silver Stream

On February 23, 2022, we made an advance payment of $10.0 million toward the option stream which increased our right to receive payable silver produced from Khoemacau from 90% to 93%, and on March 14, 2022, we made our final advance payment of $16.5 million toward the option stream which increased our right to receive payable silver produced from 93% to 100%. The $265 million of advance payments, plus direct acquisition costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.

As of March 31, 2022, $25.0 million of the subordinated debt facility, and $2.6 million of accrued interest remains outstanding on the Khoemacau subordinated debt facility, and these amounts are included in Other assets in our

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

consolidated balance sheets. Refer to our Transition Report for further details on the Khoemacau silver stream acquisition and subordinated debt facility.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of March 31, 2022 and December 31, 2021.

Click or tap here to enter text.
As of March 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(352,165)	$438,470
Pueblo Viejo	610,405	(267,872)	342,533
Andacollo	388,182	(143,144)	245,038
Khoemacau	265,911	(4,963)	260,948
Rainy River	175,727	(53,285)	122,442
Wassa	146,475	(87,597)	58,878
Other	69,100	(6,254)	62,846
Total production stage stream interests	2,446,435	(915,280)	1,531,155

Production stage royalty interests:
Voisey's Bay	205,724	(115,738)	89,986
Red Chris	116,187	(1,797)	114,390
Peñasquito	99,172	(54,243)	44,929
Cortez	80,681	(26,693)	53,988
Other	447,014	(390,227)	56,787
Total production stage royalty interests	948,778	(588,698)	360,080
Total production stage stream and royalty interests	3,395,213	(1,503,978)	1,891,235

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	62,797	—	62,797
Total development stage stream and royalty interests	120,256	—	120,256

Exploration stage stream interests:
NX Gold	34,213	—	34,213
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610		29,610
Other	131,790	—	131,790
Total exploration stage stream and royalty interests	422,198	—	422,198
Total stream and royalty interests, net	$3,937,667	$(1,503,978)	$2,433,689

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(336,921)	$453,714
Pueblo Viejo	610,405	(260,321)	350,084
Andacollo	388,182	(139,035)	249,147
Khoemacau	239,411	(3,402)	236,009
Rainy River	175,727	(50,115)	125,612
Wassa	146,475	(84,915)	61,560
Other	69,101	(4,193)	64,908
Total production stage stream interests	2,419,936	(878,902)	1,541,034

Production stage royalty interests:
Voisey's Bay	205,724	(113,602)	92,122
Red Chris	116,187	—	116,187
Peñasquito	99,172	(53,022)	46,150
Cortez	80,681	(23,225)	57,456
Other	447,799	(387,364)	60,435
Total production stage royalty interests	949,563	(577,213)	372,350
Total production stage stream and royalty interests	3,369,499	(1,456,115)	1,913,384

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,755	—	54,755
Total development stage stream and royalty interests	112,213	—	112,213

Exploration stage stream interests:
NX Gold	30,974	—	30,974
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	130,986	—	130,986
Total exploration stage royalty interests	418,155	—	418,155
Total stream and royalty interests, net	$3,899,867	$(1,456,115)	$2,443,752

4.  MARKETABLE EQUITY SECURITIES

As of March 31, 2022, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities increased $0.6 million and $1.9 million for the three months ended March 31, 2022, and 2021, respectively, and these changes are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of March 31, 2022 and December 31, 2021, was $2.3 million and $1.7 million, respectively, and is included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5.    DEBT

Revolving credit facility

As of March 31, 2022, we had no amounts outstanding under our revolving credit facility dated June 2, 2017, and as amended. Interest expense recognized on the revolving credit facility for the three months ended March 31, 2022, and 2021, was approximately $0.2 million and $0.8 million, respectively, and included the amortization of the debt issuance costs and interest on the outstanding borrowings. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of March 31, 2022.

We may repay any borrowings under the revolving credit facility at any time without premium or penalty.

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

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurs. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production comprising our royalty interest to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator.  Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable costs.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Transition Report. For the three months ended March 31, 2022, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2022, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Stream revenue:
Gold	$77,502	$65,511
Silver	11,439	12,805
Copper	16,310	17,030
Total stream revenue	$105,251	$95,346
Royalty revenue:
Gold	$37,917	$31,245
Silver	4,317	4,208
Copper	6,705	4,015
Other	8,165	7,775
Total royalty revenue	$57,104	$47,243
Total revenue	$162,355	$142,589

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
		March 31,	March 31,
	Metal(s)	2022	2021
Stream revenue:
Mount Milligan	Gold & Copper	$42,416	$33,803
Pueblo Viejo	Gold & Silver	23,264	30,173
Andacollo	Gold	15,674	13,022
Wassa	Gold	7,202	8,774
Khoemacau	Silver	2,389	—
Other	Gold & Silver	14,306	9,574
Total stream revenue		$105,251	$95,346
Royalty revenue:
Cortez	Gold	$16,714	$8,609
Peñasquito	Gold, Silver, Lead & Zinc	13,094	13,128
Other	Various	27,296	25,506
Total royalty revenue		$57,104	$47,243
Total revenue		$162,355	$142,589

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Restricted stock	$1,155	$533
Performance stock	631	364
Stock appreciation rights	332	430
Stock options	6	17
Total stock-based compensation expense	$2,124	$1,344

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2022 and 2021, we granted the following stock-based compensation awards:

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(Number of shares)
Performance stock (at maximum 200% attainment)	39,380	—
Restricted stock	28,220	—
Total equity awards granted	67,600	—

As of March 31, 2022, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$9,377	2.6
Performance stock	6,760	2.5
Stock appreciation rights	1,296	1.2
Stock options	43	1.3

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income attributable to Royal Gold common stockholders	$65,675	$54,026
Weighted-average shares for basic EPS	65,565,735	65,550,400
Effect of other dilutive securities	78,933	71,203
Weighted-average shares for diluted EPS	65,644,668	65,621,603
Basic EPS	$1.00	$0.82
Diluted EPS	$1.00	$0.82

9.    INCOME TAXES

	Three Months Ended
	March 31,	March 31,
	2022	2021
Income tax expense	$15,304	$17,679
Effective tax rate	18.8%	24.6%

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

10.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2022			As of December 31, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$560,911	$415,905	$976,816	$579,326	$412,419	$991,745
Chile	245,038	224,116	469,154	249,147	224,116	473,263
Dominican Republic	342,532	—	342,532	350,083	—	350,083
Africa	319,827	321	320,148	297,569	321	297,890
United States	—	103,855	103,855	—	107,761	107,761
Mexico	—	58,276	58,276	—	60,977	60,977
Australia	—	27,193	27,193	—	27,496	27,496
Rest of world	109,098	26,617	135,715	107,920	26,617	134,537
Total	$1,577,406	$856,283	$2,433,689	$1,584,045	$859,707	$2,443,752

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$105,251	$22,639	$—	$36,378	$46,234
Royalty interests	57,104	—	2,221	11,485	43,398
Total	$162,355	$22,639	$2,221	$47,863	$89,632

	Three Months Ended March 31, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$95,346	$21,469	$—	$32,595	$41,282
Royalty interests	47,243	—	1,835	8,607	36,801
Total	$142,589	$21,469	$1,835	$41,202	$78,083
(1)	Excludes depreciation, depletion and amortization

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Total segment gross profit	$89,632	$78,083

Costs and expenses
General and administrative expenses	8,931	6,932
Depreciation and amortization	125	94
Operating income	80,576	71,057
Fair value changes in equity securities	613	1,902
Interest and other income	975	733
Interest and other expense	(898)	(1,820)
Income before income taxes	$81,266	$71,872

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our revenue by reportable segment for the three months ended March 31, 2022 and 2021 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Stream interests:
Canada	$51,485	$42,609
Dominican Republic	23,264	30,173
Chile	15,674	13,022
Africa	8,446	9,542
Rest of world	6,382	—
Total stream interests	$105,251	$95,346

Royalty interests:
United States	$24,358	$16,474
Mexico	15,881	15,270
Canada	10,778	8,612
Australia	4,046	4,360
Africa	316	748
Rest of world	1,725	1,779
Total royalty interests	$57,104	$47,243
Total revenue	$162,355	$142,589

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

	As of March 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$2,346	$2,346	$—	$2,346	$—
(1) Included in Other assets on our consolidated balance sheets.

The TriStar Gold Inc. warrants (Note 4) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 5) approximates fair value as of March 31, 2022.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2022, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.  COMMITMENTS AND CONTINGENCIES

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment has been recorded to exploration stage stream interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. As of March 31, 2022, $6.8 million of additional exploration and mineral resource addition payments remain if Ero meets certain success-based targets through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

Ilovica Gold Stream Acquisition

As of March 31, 2022, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations of Royal Gold.  You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Transition Report on Form 10-K for the six months ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 (“Transition Report”).

This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.

We do not own, develop, or mine the properties on which we hold stream or royalty interests. Certain information provided in this Quarterly Report on Form 10-Q about operating properties in which we hold interests, including information about mineral reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of, this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2022, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 65% of our total revenue for the three months ended March 31, 2022, and 67% for the three months ended March 31, 2021. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2022, we owned royalty interests on 35 producing properties, 17 development stage properties and 126 exploration stage properties, of which we consider 51 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 35% of our total revenue for the three months ended March 31, 2022, and 33% for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022 and 2021, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,877	71%	$1,794	68%
Silver ($/ounce)	$24.01	10%	$26.26	12%
Copper ($/pound)	$4.53	14%	$3.86	15%
Other	N/A	5%	N/A	5%

Lawyers Royalty Acquisition

On March 24, 2022, we acquired a 0.5% net smelter returns royalty (“NSR”) on production from the Lawyers Project, an exploration stage project currently operated by Benchmark Metals Inc., which is located in British Columbia, Canada. As part of this transaction, we also acquired a right of first offer (“ROFO”) for an existing 2.0% NSR royalty over the Ranch Project that is located adjacent to the Lawyers Project.  We paid $8.0 million in cash consideration for the royalty and ROFO to Guardsmen Resources Inc.

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support achievement of success-based targets related to regional exploration and mineral resource additions. As of March 31, 2022, $6.8 million of additional exploration and mineral resource addition payments remain if Ero meets certain success-based targets through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2022

We generally receive annual production estimates from many of the operators of our producing mines during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2022, as well as actual production through March 31, 2022, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2022

Principal Producing Properties

	Calendar Year 2022 Operator’s Production			Calendar Year 2022 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	36,000			6,500
Mount Milligan(4)	190,000 - 210,000			39,100
Copper			70 - 80 Million			20.6 Million
Pueblo Viejo(5)	400,000 - 440,000	N/A		104,000	N/A
Wassa(6)	155,000 - 170,000			38,000
Khoemacau(7)		N/A			N/A
Royalty:
Cortez(8)	280,000			102,000
Peñasquito(9)	475,000	29 Million		137,000	8.1 Million
Lead			150 Million			44 Million
Zinc			350 Million			114 Million
(1)	Production estimates received from our operators are for calendar 2022. There can be no assurance that production estimates received from the operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements, as well as the Risk Factors identified in Part I, Item 1A, of our Transition Report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2022, through March 31, 2022, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated production figure shown for Wassa is payable gold in doré.

(7)	The estimated and actual production figures for Khoemacau are not available through the ramp-up period.

(8)	Production from Cortez subject to our royalty interests.

(9)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 6,100 ounces for the three months ended March 31, 2022, compared to approximately 10,700 ounces for the three months ended March 31, 2021. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries, in line with the expected downward trend of gold grades, as well as differences in the timing of shipments and settlements during the periods.

The current life of mine for Andacollo is expected to continue until 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project

Silver stream deliveries from Khoemacau were approximately 115,210 ounces for the three months ended March 31, 2022. First concentrate was shipped in mid-July 2021 from Khoemacau and we received our first silver stream deliveries during the quarter ended September 30, 2021.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), average monthly underground production increased consistently during the quarter ended March 31, 2022, from approximately 3,900 tons per day in January to approximately 6,300 tons per day in March. KCM reported that issues experienced in the quarter ended December 31, 2021, related to stope ore production and workforce availability associated with COVID-19 were largely resolved during the quarter ended March 31, 2022.

KCM expects that the mining rate will continue to increase steadily from current levels and reach full sustained production by the fourth quarter of 2022, absent further COVID-19 impacts. With the results experienced so far during the ramp-up period, KCM continues to expect that at full production Khoemacau will produce 171,000 to 182,000 tons of high-grade copper and silver concentrate a year, containing approximately 66,000 to 72,000 tons of payable copper and 1.8 to 2.0 million ounces of payable silver, over an approximate 20-year mine life from Zone 5.

During the quarter ended March 31, 2022, our interest in the payable silver from Khoemacau increased from 90% to 100% upon the draw by KCM of the remaining $26.5 million stream advance payments. After the final draw on March 14, 2022, we hold the right to receive 100% of the payable silver produced from Khoemacau until the delivery of 40.0 million silver ounces, and 50% thereafter. We will pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 14,300 tons per day (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 10,000 ounces for the three months ended March 31, 2022, compared to approximately 12,200 ounces for the three months ended March 31, 2021. Decreased gold deliveries resulted from differences in the timing of shipments and settlements during the periods.

Copper stream deliveries from Mount Milligan were approximately 2.7 million pounds during the three months ended March 31, 2022, compared to approximately 3.4 million pounds during the three months ended March 31, 2021. Decreased copper deliveries resulted from differences in the timing of shipments and settlements during the periods.

On January 18, 2022, Centerra Gold Inc. (“Centerra”) reported updated guidance for Mount Milligan. Centerra expects gold production at Mount Milligan during calendar 2022 of between 190,000 and 210,000 ounces of gold, compared to the previously issued guidance range of 170,000 to 190,000 ounces and actual calendar 2021 production of 196,400 ounces. Centerra also expects copper production in calendar 2022 to be in the range of 70 to 80 million pounds compared to the previous guidance range of 90 to 100 million pounds and actual calendar 2021 production of 73.3 million pounds. Centerra expects gold and copper production for calendar 2022 to be back-end weighted, with the first half of the calendar year representing approximately 40% of the metal production total while the second half of the calendar year representing up to approximately 60% of the metal production total. Centerra reported that the changes to expected gold and copper production at the Mount Milligan mine are due to planned mine sequence changes. Centerra also reported that a new National Instrument 43-101 (“NI 43-101”) technical report for Mount Milligan is expected to be issued in the second quarter of calendar 2022.

Centerra also reported that it obtained an amendment to the Mount Milligan mine environmental assessment certificate in January 2022, which will allow access to long-term surface water sources for the life of the project, subject to the receipt of ordinary course permits. In addition, according to Centerra, water inventory in the tailings storage facility as of March 31, 2022, combined with the incoming freshet in the second quarter of calendar 2022, is expected to secure continued operations for a period of 12 months or longer.

Further, Centerra reported mineral reserves and mineral resources for Mount Milligan for the year ended December 31, 2021. Centerra disclosed that compared to the year ended December 31, 2020, proven and probable mineral reserves decreased by 310,000 ounces of contained gold and 101 million pounds of contained copper, primarily due to mining depletion, while measured and indicated mineral resources increased by 1.4 million ounces of contained gold and 453 million pounds of contained copper, due to an updated mineral resource estimate after completion of the 2021 infill drilling program. Additionally, over the same period, inferred mineral resources increased by 125,000 ounces of contained gold and 19 million pounds of contained copper.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 7,100 ounces for the three months ended March 31, 2022, compared to approximately 11,100 ounces for the three months ended March 31, 2021. Decreased deliveries resulted from processing lower grade gold stockpile material.

Silver stream deliveries were approximately 274,500 ounces for the three months ended March 31, 2022, compared to approximately 247,500 ounces for the three months ended March 31, 2021. Deliveries during the first quarter included approximately 20,000 ounces of deferred silver. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of March 31, 2022, approximately 439,000 ounces remain deferred, and the timing for the delivery of the entire deferred amount is uncertain.

On February 16, 2022, Barrick reported that its share of Pueblo Viejo gold production for calendar 2022 is expected to range between 400,000 and 440,000 ounces compared to actual calendar 2021 gold production of 488,000, with maintenance planned in the first quarter of calendar 2022.

Also on February 16, 2022, Barrick reported continued progress on the plant expansion and mine life extension project to increase throughput and allow the mine to maintain minimum average annual gold production of approximately 800,000 ounces after calendar 2022 and beyond calendar 2040 (100% basis).  With respect to the plant expansion, on May 4, 2022, Barrick reported that as of March 31, 2022, construction was 39% complete, with completion expected by the end of calendar 2022.  With respect to the mine life extension, Barrick also disclosed that social, environmental and technical studies for additional tailings capacity continued to advance.  On April 8, 2022, Barrick further reported that the Government of the Dominican Republic had completed its strategic review of alternative sites for the location of the new tailings storage facility (“TSF”). Barrick reported that the final location and construction of the TSF would be subject to the completion of an Environmental and Social Impact Assessment (“ESIA”) in accordance with Dominican Republic legislation and international standards. Once completed, the ESIA would be submitted to the Government of the Dominican Republic for evaluation and final decision.

Wassa

Gold stream deliveries from Wassa were approximately 4,500 ounces for the three months ended March 31, 2022, compared to approximately 4,400 ounces for the three months ended March 31, 2021.

Royalty Interests

Cortez

Gold production attributable to our royalty interest at Cortez was approximately 102,000 ounces for the three months ended March 31, 2022, compared to approximately 51,900 ounces for the three months ended March 31, 2021. The increase was due to increased production from the Pipeline pit, offset by a reduction in production from Crossroads.

Nevada Gold Mines LLC (“NGM”) recently provided an updated mineral reserve and life of mine plan for our royalty areas at Cortez.  As of December 31, 2021, at a gold price of $1,200 per ounce, proven and probable mineral reserves on the areas subject to our royalties contained 4.1 million ounces of gold (62.4 million tons of ore at a gold grade of 0.048 ounces per ton), compared to 3.5 million ounces of gold (81.5 million tons of ore at a gold grade of 0.043 ounces per ton) as of December 31, 2020 at the same gold price. Reserves for December 31, 2021, include approximately 3.0 million ounces of gold for the royalty areas covering the Crossroads and Pipeline deposits, as well as 1.1 million ounces of gold for the Goldrush project that fall within our royalty area.

NGM expects gold production subject to our royalty interests covering the Crossroads and Pipeline areas of approximately 280,000 ounces in calendar 2022, and average annual gold production for calendar 2022 through calendar 2026 to be approximately 332,000 ounces. NGM’s forecast for future gold production is lower than NGM’s previous forecast provided in calendar 2021 primarily due to the overall optimization of production and revenue at the Cortez mine complex. Our interest in this production is approximately equivalent to an 8% gross smelter return royalty.

We own a 1% net value royalty on a portion of the Goldrush project.

Peñasquito

Production attributable to our royalty interest at Peñasquito was approximately 133,400 ounces of gold, 7.65 million ounces of silver, 41.9 million pounds of lead and 120 million pounds of zinc for the three months ended March 31, 2022. This compares to approximately 180,400 ounces of gold, 8.12 million ounces of silver, 50.1 million pounds of lead and 119 million pounds of zinc for the three months ended March 31, 2021. Gold production was lower compared to the prior year quarter due to lower grade ore milled and lower mill recovery.

Newmont Corporation (“Newmont”) expects Peñasquito to deliver lower gold production in calendar 2022 of 475,000 ounces compared to actual calendar 2021 gold production of 660,000 ounces, due to lower-grade, harder ore mined from the Chile Colorado pit and stripping of the next phases of the Peñasco and Chile Colorado pits continuing through calendar 2023. Newmont expects co-product production at Peñasquito in calendar 2022 to be 29 million ounces of silver, 150 million pounds of lead and 350 million pounds of zinc, which is consistent with calendar 2021 production levels, with increased production starting in calendar 2023 due to higher silver, lead and zinc content delivered from the Chile Colorado pit.

Results of Operations

Quarter Ended March 31, 2022, Compared to Quarter Ended March 31, 2021

For the quarter ended March 31, 2022, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $65.7 million, or $1.00 per basic and diluted share, as compared to net income of $54.0 million, or $0.82 per basic and diluted share, for the quarter ended March 31, 2021. The increase in net income was primarily attributable to an increase in revenue, as discussed below.

For the quarter ended March 31, 2022, we recognized total revenue of $162.4 million, comprised of stream revenue of $105.3 million and royalty revenue of $57.1 million at an average gold price of $1,877 per ounce, an average silver price of $24.01 per ounce and an average copper price of $4.53 per pound. This is compared to total revenue of $142.6 million for the three months ended March 31, 2021, comprised of stream revenue of $95.3 million and royalty revenue of $47.3 million, at an average gold price of $1,794 per ounce, an average silver price of $26.26 per ounce and an average copper price of $3.86 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2022			March 31, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$42,416			$33,803
	Gold		13,900	oz.		9,200	oz.
	Copper		3.6	Mlbs.		4.4	Mlbs.
Pueblo Viejo		$23,264			$30,173
	Gold		8,600	oz.		10,500	oz.
	Silver		316,000	oz.		418,200	oz.
Andacollo	Gold	$15,674	8,400	oz.	$13,022	7,100	oz.
Wassa	Gold	$7,202	3,900	oz.	$8,774	4,800	oz.
Khoemacau	Silver	$2,389	102,700	oz.	$—	—
Other(3)		$14,306			$9,574
	Gold		6,800	oz.		4,300	oz.
	Silver		70,500	oz.		66,200	oz.
Total stream revenue		$105,251			$95,346

Royalty(2):
Cortez	Gold	$16,714	102,000	oz.	$8,609	51,900	oz.
Peñasquito		$13,094			$13,128
	Gold		133,400	oz.		180,400	oz.
	Silver		7.7	Moz.		8.1	Moz.
	Lead		41.9	Mlbs.		50.1	Mlbs.
	Zinc		120.1	Mlbs.		119.3	Mlbs.
Other(3)	Various	$27,296	N/A		$25,506	N/A
Total royalty revenue		$57,104			$47,243
Total Revenue		$162,355			$142,589
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended March 31, 2022, and 2021, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended March 31, 2022 and 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher gold sales at Mount Milligan and Andacollo, an increase in the average gold and copper prices, higher gold production at Cortez and $4.0 million of revenue from the newly acquired NX Gold stream, offset by a decrease in gold and silver sales from Pueblo Viejo compared to the prior period. Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2022 and 2021, and gold and silver ounces and copper pounds in inventory as of March 31, 2022, and December 31, 2021, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2022		March 31, 2021		March 31, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	10,000	13,900	12,000	9,200	200	4,100
Andacollo	6,100	8,400	10,700	7,100	—	2,200
Pueblo Viejo	7,100	8,600	11,100	10,500	7,100	8,600
Wassa	4,500	3,900	4,400	4,800	2,200	1,600
Other	6,600	6,800	4,600	4,300	2,000	2,200
Total	34,300	41,600	42,800	35,900	11,500	18,700

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2022		March 31, 2021		March 31, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	274,500	316,000	247,500	418,200	274,500	316,000
Khoemacau	115,200	102,700	—	—	54,500	42,000
Other	51,100	70,500	72,200	66,200	15,000	34,300
Total	440,800	489,200	319,700	484,400	344,000	392,300

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2022		March 31, 2021		March 31, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.7	3.6	3.3	4.4	-	0.9

Cost of sales, which excludes depreciation, depletion and amortization, increased to $22.6 million for the three months ended March 31, 2022, from $21.5 million for the three months ended March 31, 2021. The increase, when compared to the prior period, was primarily due to an increase in gold sales from Mount Milligan, offset by a decrease in gold sales at Pueblo Viejo. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $8.9 million for the three months ended March 31, 2022, from $6.9 million for the three months ended March 31, 2021. The increase was primarily due to an increase in employee-related costs including non-cash compensation expense, as well as higher costs associated with environmental, social and governance (“ESG”) initiatives.

Depreciation, depletion and amortization increased to $48.0 million for the three months ended March 31, 2022, from $41.3 million for the three months ended March 31, 2021. The increase was primarily due to higher gold sales from Mount Milligan, higher gold production at Cortez and additional depletion from the newly acquired Khoemacau and NX Gold streams when compared to the prior period. The increase was partially offset by lower gold and silver sales from Pueblo Viejo.

For the three months ended March 31, 2022, we recorded income tax expense totaling $15.3 million, compared with income tax expense of $17.7 million for the three months ended March 31, 2021. The income tax expense resulted in an effective tax rate of 18.8% in the current period, compared with 24.6% for the three months ended March 31, 2021. The three months ended March 31, 2021, included an income tax expense attributable to an increase in valuation allowance on certain deferred tax assets.

Liquidity and Capital Resources

Overview

At March 31, 2022, we had current assets of $258.6 million compared to current liabilities of $49.5 million, which resulted in working capital of $209.1 million and a current ratio of 5 to 1. This compares to current assets of $216.0 million and current liabilities of $61.4 million at December 31, 2021, resulting in working capital of $154.6 million and a current ratio of approximately 4 to 1. The increase in working capital was primarily due to an increase in our available cash, resulting from increased revenue during the current period.

During the three months ended March 31, 2022, liquidity needs were met from $101.1 million in net cash provided by operating activities and our available cash resources. As of March 31, 2022, we had $1 billion available under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at March 31, 2022. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2022. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

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

Please refer to our risk factors included in Part 1, Item 1A of our Transition Report for a discussion of certain risks that may impact our liquidity and capital resources.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $101.1 million for the three months ended March 31, 2022, compared to $92.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase in cash proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $9.1 million.

Investing Activities

Net cash used in investing activities totaled $37.8 million for the three months ended March 31, 2022, compared to $33.7 million for the three months ended March 31, 2021. The increase was primarily due to the acquisition of stream and royalty interests.

Financing Activities

Net cash used in financing activities totaled $23.2 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $70.1 million for the three months ended March 31, 2021. The decrease was primarily due to a repayment of $50 million on our revolving credit facility during the prior year quarter.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Transition Report for discussion on our critical accounting policies.

Forward-Looking Statements

This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans, mineral resources and reserves, access to and adequacy of water sources, development, cash flows and capital expenditures; liquidity, financing and stockholder returns; our overall investment portfolio; macroeconomic and market conditions including the impacts of COVID-19; prices for gold, silver, copper, nickel and other metals; estimates of fair value and potential impairments; and tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including inaccuracies in operators’ disclosures, variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans, and mineral resources and reserves, liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions due to COVID-19, including due to variant strains of the virus; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described in Item 1A. Risk Factors of our Transition Report and this Form 10-Q. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, inflation and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.” under Part I, Item 1A of our Transition Report, for more information about risks associated with metal price volatility.

During the three months ended March 31, 2022, we reported revenue of $162.4 million, with an average gold price for the period of $1,877 per ounce, an average silver price of $24.01 per ounce, and an average copper price of $4.53 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended March 31, 2022:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	71%	$14.1 million
Copper	14%	$4.2 million
Silver	10%	$0.7 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Transition Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2022	—	—	N/A	N/A
February 2022	—	—	N/A	N/A
March 2022	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1*▲	Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.2*▲	Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.3*▲	Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan

10.4▲	Form of Amendment to Employment Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K on April 11, 2022, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
‡	Furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 5, 2022
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)