Form 10-Q
period 2022-06-30
ROYAL GOLD INC
filed 2022-08-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 65,639,660 shares of Royal Gold common stock outstanding as of July 28, 2022.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$280,617	$143,551
Royalty receivables	36,868	54,088
Income tax receivable	7,712	4,915
Stream inventory	13,172	11,607
Prepaid expenses and other	1,971	1,835
Total current assets	340,340	215,996
Stream and royalty interests, net (Note 3)	2,389,864	2,443,752
Other assets	122,842	97,284
Total assets	$2,853,046	$2,757,032
LIABILITIES
Accounts payable	$7,067	$6,475
Dividends payable	22,984	22,966
Income tax payable	24,047	19,070
Other current liabilities	9,915	12,917
Total current liabilities	64,013	61,428

Deferred tax liabilities	86,206	87,705
Other liabilities	6,169	6,688
Total liabilities	156,388	155,821
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,569,687 and 65,564,364 shares outstanding, respectively	656	656
Additional paid-in capital	2,210,809	2,206,159
Accumulated earnings	472,764	381,929
Total Royal Gold stockholders’ equity	2,684,229	2,588,744
Non-controlling interests	12,429	12,467
Total equity	2,696,658	2,601,211
Total liabilities and equity	$2,853,046	$2,757,032

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue (Note 6)	$146,441	$168,027	$308,796	$310,616

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	23,810	24,668	46,450	46,137
General and administrative	9,312	7,212	18,243	14,143
Production taxes	1,425	2,152	3,646	3,987
Depreciation, depletion and amortization	43,989	48,028	91,976	89,324
Total costs and expenses	78,536	82,060	160,315	153,591

Operating income	67,905	85,967	148,481	157,025

Fair value changes in equity securities	(2,191)	1,957	(1,577)	3,859
Interest and other income	1,118	676	2,093	1,409
Interest and other expense	(1,398)	(1,145)	(2,296)	(2,965)
Income before income taxes	65,434	87,455	146,701	159,328

Income tax benefit (expense)	5,911	(5,536)	(9,393)	(23,214)
Net income and comprehensive income	71,345	81,919	137,308	136,114
Net income and comprehensive income attributable to non-controlling interests	(205)	(242)	(492)	(409)
Net income and comprehensive income attributable to Royal Gold common stockholders	$71,140	$81,677	$136,816	$135,705
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.08	$1.24	$2.08	$2.07
Basic weighted average shares outstanding	65,569,190	65,550,682	65,567,621	65,550,542
Diluted earnings per share	$1.08	$1.24	$2.08	$2.07
Diluted weighted average shares outstanding	65,678,320	65,636,964	65,661,653	65,629,284
Cash dividends declared per common share	$0.35	$0.30	$0.70	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended June 30, 2022, and 2021

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at March 31, 2022	65,568,799	$656	$2,208,425	$424,608	$12,425	$2,646,114
Stock-based compensation and related share issuances	888	—	2,384	—	—	2,384
Distributions to non-controlling interests	—	—	—	—	(201)	(201)
Net income and comprehensive income	—	—	—	71,140	205	71,345
Dividends declared	—	—	—	(22,984)	—	(22,984)
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at March 31, 2021	65,550,445	$656	$2,202,410	$224,254	$12,805	$2,440,125
Stock-based compensation and related share issuances	616	—	1,453	—	—	1,453
Distributions to non-controlling interests	—	—	—	—	(400)	(400)
Net income and comprehensive income	—	—	—	81,677	242	81,919
Dividends declared	—	—	—	(19,682)	—	(19,682)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Six Months ended June 30, 2022, and 2021

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	5,323	—	4,650	—	—	4,650
Distributions to non-controlling interests	—	—	—	—	(530)	(530)
Net income and comprehensive income	—	—	—	136,816	492	137,308
Dividends declared	—	—	—	(45,981)	—	(45,981)
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679
Stock-based compensation and related share issuances	2,646	—	2,787	—	—	2,787
Distributions to non-controlling interests	—	—	—	—	(799)	(799)
Net income and comprehensive income	—	—	—	135,705	409	136,114
Dividends declared	—	—	—	(39,366)	—	(39,366)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income and comprehensive income	$137,308	$136,114
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	91,976	89,324
Non-cash employee stock compensation expense	4,542	2,837
Fair value changes in equity securities	1,577	(3,859)
Deferred tax (benefit) expense	(28,114)	8,861
Other	491	572
Changes in assets and liabilities:
Royalty receivables	17,220	(2,925)
Stream inventory	(1,564)	(3,785)
Income tax receivable	(2,797)	4,419
Prepaid expenses and other assets	(1,359)	(582)
Accounts payable	592	3,786
Income tax payable	4,976	(8,839)
Uncertain tax positions	—	(12,358)
Other liabilities	(3,519)	(479)
Net cash provided by operating activities	$221,329	$213,086

Cash flows from investing activities:
Acquisition of stream and royalty interests	(37,841)	(119,315)
Khoemacau subordinated debt facility	—	(18,000)
Proceeds from sale of equity securities	—	8,651
Other	(36)	(177)
Net cash used in investing activities	$(37,877)	$(128,841)

Cash flows from financing activities:
Repayment of debt	—	(200,000)
Net payments from issuance of common stock	108	(50)
Common stock dividends	(45,953)	(39,364)
Other	(541)	(774)
Net cash used in financing activities	$(46,386)	$(240,188)
Net increase (decrease) in cash and equivalents	137,066	(155,943)
Cash and equivalents at beginning of period	143,551	381,859
Cash and equivalents at end of period	$280,617	$225,916

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These interim unaudited consolidated financial statements should be read in conjunction with our Transition Report on Form 10-K for the six months ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 (“Transition Report”).

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

2.    ACQUISITIONS

Lawyers Royalty Acquisition

On March 24, 2022, we acquired a 0.5% net smelter returns royalty (“NSR”) on production from the Lawyers Project, currently operated by Benchmark Metals Inc., which is located in British Columbia, Canada. As part of this transaction, we also acquired a right of first offer (“ROFO”) for an existing 2.0% NSR royalty over the Ranch Project owned by Thesis Gold, Inc. that is located adjacent to the Lawyers Project.  We paid $8.0 million in cash consideration for the royalty and ROFO to Guardsmen Resources Inc. The Lawyers Project acquisition has been accounted for as an asset acquisition. The $8.0 million cash consideration, plus direct acquisition costs, have been recorded as an exploration stage royalty interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets.

Khoemacau Silver Stream

On February 23, 2022, we made an advance payment of $10.0 million toward the option stream which increased our right to receive payable silver produced from Khoemacau from 90% to 93%, and on March 14, 2022, we made our final advance payment of $16.5 million toward the option stream which increased our right to receive payable silver produced from 93% to 100%. Cumulative advance payments of $265 million, plus direct acquisition costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.

As of June 30, 2022, $25.0 million of the subordinated debt facility, and $3.5 million of accrued interest remains outstanding on the Khoemacau subordinated debt facility, and these amounts are included in Other assets in our

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

consolidated balance sheets. Refer to our Transition Report for further details on the Khoemacau silver stream acquisition and subordinated debt facility.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(369,245)	$421,390
Pueblo Viejo	610,404	(274,189)	336,215
Andacollo	388,182	(146,235)	241,947
Khoemacau	265,911	(8,055)	257,856
Rainy River	175,727	(56,351)	119,376
Wassa	146,475	(90,625)	55,850
Other	69,101	(8,371)	60,730
Total production stage stream interests	2,446,435	(953,071)	1,493,364

Production stage royalty interests:
Voisey's Bay	205,724	(116,383)	89,341
Red Chris	116,187	(1,797)	114,390
Peñasquito	99,172	(55,399)	43,773
Cortez	80,681	(28,232)	52,449
Other	447,251	(392,962)	54,289
Total production stage royalty interests	949,015	(594,773)	354,242
Total production stage stream and royalty interests	3,395,450	(1,547,844)	1,847,606

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	62,796	—	62,796
Total development stage stream and royalty interests	120,255	—	120,255

Exploration stage stream interests:
NX Gold	34,253	—	34,253
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	131,555	—	131,555
Total exploration stage stream and royalty interests	422,003	—	422,003
Total stream and royalty interests, net	$3,937,708	$(1,547,844)	$2,389,864

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(336,921)	$453,714
Pueblo Viejo	610,405	(260,321)	350,084
Andacollo	388,182	(139,035)	249,147
Khoemacau	239,411	(3,402)	236,009
Rainy River	175,727	(50,115)	125,612
Wassa	146,475	(84,915)	61,560
Other	69,101	(4,193)	64,908
Total production stage stream interests	2,419,936	(878,902)	1,541,034

Production stage royalty interests:
Voisey's Bay	205,724	(113,602)	92,122
Red Chris	116,187	—	116,187
Peñasquito	99,172	(53,022)	46,150
Cortez	80,681	(23,225)	57,456
Other	447,799	(387,364)	60,435
Total production stage royalty interests	949,563	(577,213)	372,350
Total production stage stream and royalty interests	3,369,499	(1,456,115)	1,913,384

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,755	—	54,755
Total development stage stream and royalty interests	112,213	—	112,213

Exploration stage stream interests:
NX Gold	30,974	—	30,974
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	130,986	—	130,986
Total exploration stage stream and royalty interests	418,155	—	418,155
Total stream and royalty interests, net	$3,899,867	$(1,456,115)	$2,443,752

4.  MARKETABLE EQUITY SECURITIES

As of June 30, 2022, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

The fair value of our marketable equity securities decreased $2.2 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and increased $2.0 million and $3.9 million for the three and six months ended June 30, 2021, respectively. These changes are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of June 30, 2022 and December 31, 2021, was $0.2 million and $1.7 million, respectively, and is included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

5.    DEBT

Revolving credit facility

As of June 30, 2022, we had no amounts outstanding under our revolving credit facility dated June 2, 2017, and as amended. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $1.1 million for the three and six months ended June 30, 2021, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of June 30, 2022.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Transition Report. For the three months ended June 30, 2022, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2022, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stream revenue:
Gold	$75,325	$91,187	$152,827	$156,698
Silver	12,892	8,449	24,331	21,255
Copper	16,662	14,785	32,972	31,814
Total stream revenue	$104,879	$114,421	$210,130	$209,767
Royalty revenue:
Gold	$28,974	$37,164	$66,890	$68,409
Silver	3,512	4,356	7,829	8,564
Copper	3,281	3,977	9,986	7,993
Other	5,795	8,109	13,961	15,883
Total royalty revenue	$41,562	$53,606	$98,666	$100,849
Total revenue	$146,441	$168,027	$308,796	$310,616

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
	Metal(s)	2022	2021	2022	2021
Stream revenue:
Mount Milligan	Gold & Copper	$45,627	$43,802	$88,043	$77,606
Pueblo Viejo	Gold & Silver	19,812	26,585	43,076	56,759
Andacollo	Gold	11,721	27,868	27,395	40,889
Wassa	Gold	8,248	7,129	15,451	15,902
Khoemacau	Silver	5,203	—	7,591	—
Other	Gold & Silver	14,268	9,037	28,574	18,611
Total stream revenue		$104,879	$114,421	$210,130	$209,767
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$9,664	$13,399	$22,758	$26,527
Cortez	Gold	8,138	13,739	24,852	22,348
Other	Various	23,760	26,468	51,056	51,974
Total royalty revenue		$41,562	$53,606	$98,666	$100,849
Total revenue		$146,441	$168,027	$308,796	$310,616

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

7.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Restricted stock	$1,201	$550	$2,356	$1,082
Performance stock	847	479	1,478	844
Stock appreciation rights	360	446	692	876
Stock options	10	18	16	35
Total stock-based compensation expense	$2,418	$1,493	$4,542	$2,837

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

There were no awards granted during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, we granted the following stock-based compensation awards:

	Six Months Ended
	June 30,	June 30,
	2022	2021

	(Number of shares)
Performance stock (at maximum 200% attainment)	39,380	—
Restricted stock	28,220	—
Total equity awards granted	67,600	—

As of June 30, 2022, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$8,347	2.4
Performance stock	6,039	2.2
Stock appreciation rights	964	1.1
Stock options	33	1.1

8.    EARNINGS PER SHARE (“EPS”)

Basic EPS was computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method. Our unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. Our unexercised stock option awards, unexercised stock-settled stock appreciation rights and unvested performance stock do not contain rights to dividends. Under the two-class method, the earnings used to determine basic EPS are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted EPS.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income attributable to Royal Gold common stockholders	$71,140	$81,677	$136,816	$135,705
Weighted-average shares for basic EPS	65,569,190	65,550,682	65,567,621	65,550,542
Effect of other dilutive securities	109,130	86,282	94,032	78,742
Weighted-average shares for diluted EPS	65,678,320	65,636,964	65,661,653	65,629,284
Basic EPS	$1.08	$1.24	$2.08	$2.07
Diluted EPS	$1.08	$1.24	$2.08	$2.07

9.    INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Income tax benefit (expense)	$5,911	$(5,536)	$(9,393)	$(23,214)
Effective tax rate	9.0%	(6.3%)	(6.4%)	(14.6%)

The effective tax rate for the three and six months ended June 30, 2022, included a discrete income tax benefit of $18.8 million attributable to the release of a valuation allowance on certain deferred tax assets. The effective tax rate for the three and six months ended June 30, 2021, included a discrete tax benefit of $11.5 million attributable to the settlement of an uncertain tax position with a foreign jurisdiction.

10.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2022			As of December 31, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$540,766	$414,496	$955,262	$579,326	$412,419	$991,745
Chile	241,947	224,116	466,063	249,147	224,116	473,263
Dominican Republic	336,215	—	336,215	350,083	—	350,083
Africa	313,707	321	314,028	297,569	321	297,890
United States	—	101,921	101,921	—	107,761	107,761
Mexico	—	55,877	55,877	—	60,977	60,977
Australia	—	26,861	26,861	—	27,496	27,496
Rest of world	107,020	26,617	133,637	107,920	26,617	134,537
Total	$1,539,655	$850,209	$2,389,864	$1,584,045	$859,707	$2,443,752

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended June 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$104,879	$23,810	$—	$37,790	$43,279
Royalty interests	41,562	—	1,425	6,075	34,062
Total	$146,441	$23,810	$1,425	$43,865	$77,341

	Three Months Ended June 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$114,421	$24,668	$—	$38,746	$51,007
Royalty interests	53,606	—	2,152	9,190	42,264
Total	$168,027	$24,668	$2,152	$47,936	$93,271

	Six Months Ended June 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$210,130	$46,450	$—	$74,169	$89,511
Royalty interests	98,666	—	3,646	17,561	77,459
Total	$308,796	$46,450	$3,646	$91,730	$166,970

	Six Months Ended June 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$209,767	$46,137	$—	$71,341	$92,289
Royalty interests	100,849	—	3,987	17,797	79,065
Total	$310,616	$46,137	$3,987	$89,138	$171,354
(1)	Excludes depreciation, depletion and amortization

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Total segment gross profit	$77,341	$93,271	$166,970	$171,354

Costs and expenses
General and administrative expenses	9,312	7,212	18,243	14,143
Depreciation and amortization	124	92	246	186
Operating income	67,905	85,967	148,481	157,025
Fair value changes in equity securities	(2,191)	1,957	(1,577)	3,859
Interest and other income	1,118	676	2,093	1,409
Interest and other expense	(1,398)	(1,145)	(2,296)	(2,965)
Income before income taxes	$65,434	$87,455	$146,701	$159,328

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our revenue by reportable segment for the three and six months ended June 30, 2022 and 2021 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stream interests:
Canada	$54,591	$52,040	$106,077	$94,649
Dominican Republic	19,812	26,585	43,076	56,759
Africa	14,540	7,928	25,375	17,470
Chile	11,721	27,868	27,395	40,889
Rest of world	4,215	—	8,207	—
Total stream interests	$104,879	$114,421	$210,130	$209,767

Royalty interests:
United States	$16,845	$21,349	$41,202	$37,823
Mexico	11,940	16,191	27,821	31,461
Canada	5,773	9,601	16,551	18,213
Australia	4,040	4,249	8,086	8,610
Africa	114	559	430	1,307
Rest of world	2,850	1,657	4,576	3,435
Total royalty interests	$41,562	$53,606	$98,666	$100,849
Total revenue	$146,441	$168,027	$308,796	$310,616

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

	As of June 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$155	$155	$—	$155	$—
(1) Included in Other assets on our consolidated balance sheets.

The TriStar Gold Inc. warrants (Note 4) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 5) approximates fair value as of June 30, 2022.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2022, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.  COMMITMENTS AND CONTINGENCIES

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment has been recorded to exploration stage stream interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. As of June 30, 2022, $6.8 million of advance payments remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

Ilovica Gold Stream Acquisition

As of June 30, 2022, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

13.  SUBSEQUENT EVENTS

Acquisition of Additional Royalty Interest on Cortez Complex

On August 2, 2022, we announced that we acquired a sliding-scale gross royalty (the “Cortez Royalty”) on an area including the Cortez mine operational area and the Fourmile development project in Nevada (the “Cortez Complex”).  We paid $525 million in cash consideration for the Cortez Royalty to Kennecott Royalty Company, a wholly owned subsidiary of Rio Tinto European Holdings Limited.  The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) (61.5% owner and operator) and Newmont Corporation (38.5% owner), with the exception of the Fourmile project which is 100% owned and operated by Barrick.

The Cortez Royalty is a life of mine sliding scale gross royalty payable at a rate of 0% at a gold price less than $400 per ounce, increasing to 3% at a gold price above $900 per ounce, and is payable on 40% of all production from the Cortez Complex.  The Cortez Royalty does not cover the existing deposits within the Robertson property.  At current gold prices the Cortez Royalty is an effective 1.2% gross royalty on the Cortez Complex and is not subject to any stepdowns or caps.

The Cortez Royalty is payable after cumulative production from the Cortez Complex of 15 million gold equivalent ounces from January 1, 2008 onwards.  According to Barrick public disclosure, cumulative production from January 1, 2008, was approximately 14.8 million ounces as of June 30, 2022.

The purchase price was funded with debt and available cash on hand.  In anticipation of this acquisition, we borrowed $500 million under our revolving credit facility in July 2022, leaving $500 million available. Per our credit facility dated June 2, 2017, as amended, the borrowing was under a Base Rate loan option with an all-in interest rate of approximately 5.6%. We anticipate converting the Base Rate loan into a LIBOR loan on or around August 5, 2022.

Agreement to Acquire Great Bear Royalties Corporation

On July 11, 2022, we announced that we had entered into a definitive agreement with Great Bear Royalties Corporation (“GBR”) to acquire all of the issued and outstanding common shares of GBR for cash consideration of C$6.65 per common share, which values GBR at approximately C$199.5 million (approximately US$155 million) on a fully diluted basis.  GBR’s sole material asset is a 2.0% NSR royalty (the “Royalty”) that includes the entire 9,140 hectares of the Great Bear Project in the Red Lake district of Ontario, Canada, indirectly owned and operated by Kinross Gold Corporation (“Kinross”). We plan to fund the purchase price with available cash on hand.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As part of our due diligence, we entered into a co-operation agreement with Kinross to obtain access to Kinross personnel and certain information pertaining to the Great Bear Project. In exchange, we agreed to amend certain terms of the royalty agreement upon closing of the acquisition, including providing an option to Kinross to purchase a 25% interest in the Royalty for an amount equal to 25% of our purchase price of GBR, adjusted for inflation, at any time from the transaction closing date until the earlier of a construction decision for the Great Bear Project and 10 years after the transaction closing date.

The acquisition has been unanimously approved by the boards of directors of both Royal Gold and GBR, and the board of directors of GBR has resolved to recommend that the shareholders of GBR approve the acquisition. All directors and officers of GBR have entered into support agreements to vote their shares in support of the acquisition representing, in aggregate, approximately 10.5% of the outstanding common shares of GBR. The arrangement agreement provides us a customary right to match any superior proposal and includes customary non-solicitation covenants. In addition, the arrangement agreement requires GBR to pay a termination fee of C$7.0 million (approximately US$6 million) to us if GBR terminates the arrangement agreement in certain circumstances.

The transaction is subject to approval by the shareholders of GBR, and regulatory and court approvals.  GBR expects to hold a special meeting of shareholders to approve the transaction on August 31, 2022, and subject to approval by shareholders, GBR will shortly thereafter seek approval by the Supreme Court of British Columbia of a plan of arrangement under the provisions of the Business Corporations Act (British Columbia).  We expect the transaction to close during the quarter ending September 30, 2022.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2022, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 72% and 68% of our total revenue for the three and six months ended June 30, 2022, respectfully, and 68% for each of the three and six months ended June 30, 2021, respectfully. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2022, we owned royalty interests on 33 producing properties, 18 development stage properties and 125 exploration stage properties, of which we consider 53 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 28% and 32% of our total revenue for the three and six months ended June 30, 2022, respectfully, and 32% for each of the three and six months ended June 30, 2021, respectfully.

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

For the three and six months ended June 30, 2022, and 2021, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,871	71%	$1,816	76%	$1,874	71%	$1,805	72%
Silver ($/ounce)	$22.60	11%	$26.69	8%	$23.32	10%	$26.47	10%
Copper ($/pound)	$4.31	14%	$4.40	11%	$4.43	14%	$4.12	13%
Other	N/A	4%	N/A	5%	N/A	5%	N/A	5%

Acquisition of Additional Royalty Interest on Cortez Complex

On August 1, 2022, we announced that we acquired a sliding-scale gross royalty (the “Cortez Royalty”) on an area including the Cortez mine operational area and the Fourmile development project in Nevada (the “Cortez Complex”).  We paid $525 million in cash consideration for the Cortez Royalty to Kennecott Royalty Company, a wholly owned subsidiary of Rio Tinto European Holdings Limited.  The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) (61.5% owner and operator) and Newmont Corporation (38.5% owner), with the exception of the Fourmile project which is 100% owned and operated by Barrick. Refer to Note 13 of our notes to consolidated financial statements for further discussion on the Cortez Royalty.

Agreement to Acquire Great Bear Royalties Corporation

On July 11, 2022, we announced that we had entered into a definitive agreement with Great Bear Royalties Corporation (“GBR”) to acquire all of the issued and outstanding common shares of GBR for cash consideration of C$6.65 per common share, which values GBR at approximately C$199.5 million (approximately US$155 million) on a fully diluted basis (the “Great Bear Acquisition”).  GBR’s sole material asset is a 2.0% NSR royalty (the “Royalty”) that includes the entire 9,140 hectares of the Great Bear Project in the Red Lake district of Ontario, Canada, indirectly owned and operated by Kinross Gold Corporation.

The transaction is subject to approval by the shareholders of GBR, and regulatory and court approvals.  Subject to the receipt of all necessary approvals, we expect the transaction to close during the quarter ending September 30, 2022. Refer to Note 13 of our notes to consolidated financial statements for further discussion on the Great Bear Acquisition.

Lawyers Royalty Acquisition

On March 24, 2022, we acquired a 0.5% net smelter returns royalty (“NSR”) on production from the Lawyers Project, an exploration stage project currently operated by Benchmark Metals Inc., which is located in British Columbia, Canada. As part of this transaction, we also acquired a right of first offer (“ROFO”) for an existing 2.0% NSR royalty over the Ranch Project owned by Thesis Gold, Inc. that is located adjacent to the Lawyers Project.  We paid $8.0 million in cash consideration for the royalty and ROFO to Guardsmen Resources Inc.

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support achievement of success-based targets related to regional exploration and mineral resource additions. As of June 30, 2022, up to $6.8 million of additional exploration and mineral resource addition payments remain if Ero meets certain success-based targets through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2022

We generally receive annual production estimates from many of the operators of the producing mines in which we own a stream or royalty interest during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2022, as well as actual production through June 30, 2022, for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2022

Principal Producing Properties

	Calendar Year 2022 Operator’s Production			Calendar Year 2022 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	36,000			12,200
Mount Milligan(4)	190,000 - 210,000			39,100
Copper			70 - 80 Million			20.6 Million
Pueblo Viejo(5)	400,000 - 440,000	N/A		209,000	N/A
Wassa(6)	155,000 - 170,000			77,400
Khoemacau(7)		N/A			0.5 Million
Royalty:
Cortez(8)	280,000			154,000
Peñasquito(9)	475,000	29 Million		258,000	15.8 Million
Lead			150 Million			79 Million
Zinc			350 Million			208 Million
(1)	Production estimates received from our operators are for calendar 2022. There can be no assurance that production estimates received from the operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements, as well as the Risk Factors identified in Part I, Item 1A, of our Transition Report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2022, through June 30, 2022, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate. Actual figures reflect production through March 31, 2022.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated production figure shown for Wassa is payable gold in doré poured in the period.

(7)	The estimated production figures for Khoemacau are not available through the ramp-up period, which the operator expects to be completed by the fourth quarter of 2022.

(8)	The estimated and actual production figures for Cortez represent the areas subject to our royalty interests.

(9)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,900 ounces for the three months ended June 30, 2022, compared to approximately 11,300 ounces for the three months ended June 30, 2021. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries, in line with the expected downward trend of gold grades, as well as differences in the timing of shipments and settlements during the periods.

The current life of mine for Andacollo is expected to continue until 2035. According to Teck, additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project

Silver stream deliveries from Khoemacau were approximately 246,800 ounces for the three months ended June 30, 2022. First concentrate was shipped from Khoemacau in mid-July 2021 and we received our first silver stream deliveries during the quarter ended September 30, 2021.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), ramp-up of operations continued and average monthly underground production increased consistently during the quarter ended June 30, 2022, from approximately 6,300 tons per day (5,700 tonnes per day) in March to approximately 8,000 tons per day (7,300 tonnes per day) in June. KCM reported an accident in the underground mine and two fatalities on May 11, 2022, which resulted in short-term production disruptions immediately after the accident.  Investigations into the cause of the accident remain ongoing.

KCM expects that the mining rate will continue to increase steadily from current levels and reach full sustained production by the fourth quarter of 2022, absent further COVID-19 impacts. With the results experienced so far during the ramp-up period, KCM continues to expect that at full production Khoemacau will produce 171,000 to 182,000 tons (155,000 to 165,000 tonnes) of high-grade copper and silver concentrate a year, containing approximately 66,000 to 72,000 tons (60,000 to 65,000 tonnes) of payable copper and 1.8 to 2.0 million ounces of payable silver, over an approximate 20-year mine life from Zone 5.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 23,800 ounces for the three months ended June 30, 2022, compared to approximately 20,800 ounces for the three months ended June 30, 2021. Increased gold deliveries resulted from differences in the timing of shipments and settlements during the periods and gold grade variability in the concentrate shipments.

Copper stream deliveries from Mount Milligan were approximately 4.0 million pounds during the three months ended June 30, 2022, compared to approximately 5.1 million pounds during the three months ended June 30, 2021. Decreased copper deliveries resulted from differences in the timing of shipments and settlements during the periods.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 8,600 ounces for the three months ended June 30, 2022, compared to approximately 9,800 ounces for the three months ended June 30, 2021. Decreased deliveries resulted from processing lower grade stockpile ore.

Silver stream deliveries were approximately 307,100 ounces for the three months ended June 30, 2022, compared to approximately 386,500 ounces for the three months ended June 30, 2021. During the second quarter an additional 45,000 ounces of silver deliveries were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of June 30, 2022, approximately 484,000 ounces remain deferred, and the timing for the delivery of the entire deferred amount is uncertain.

On May 4, 2022, Barrick reported continued progress on the plant expansion and mine life extension project to increase throughput and allow the mine to maintain minimum average annual gold production of approximately 800,000 ounces after calendar 2022 and beyond calendar 2040 (100% basis). With respect to the plant expansion, Barrick reported that as of March 31, 2022, construction was 39% complete, with completion expected by the end of calendar 2022. With respect to the mine life extension, Barrick also disclosed that social, environmental and technical studies for additional tailings capacity continued to advance, and that the final location and construction of the tailings storage facility would be subject to the completion of an Environmental and Social Impact Assessment (“ESIA”) in accordance with Dominican Republic legislation and international standards. Once completed, the ESIA would be submitted to the Government of the Dominican Republic for evaluation and final decision.

Royalty Interests

Cortez

Gold production attributable to our existing royalty interest at Cortez was approximately 52,000 ounces for the three months ended June 30, 2022, compared to approximately 89,800 ounces for the three months ended June 30, 2021.

On July 14, 2022, Barrick reported lower production at Cortez for the quarter ended June 30, 2022 due to mine sequencing as it transitions from the end of open pit mining at Pipeline to a new phase at Crossroads, which is expected to underpin stronger performance for Cortez in the December quarter of 2022.

Peñasquito

Production attributable to our royalty interest at Peñasquito was approximately 130,600 ounces of gold, 8.07 million ounces of silver, 35.0 million pounds of lead and 84.9 million pounds of zinc for the three months ended June 30, 2022. This compares to approximately 179,800 ounces of gold, 7.61 million ounces of silver, 41.8 million pounds of lead and 101.7 million pounds of zinc for the three months ended June 30, 2021. Gold production was lower compared to the prior year quarter due to lower ore grade milled and lower mill recovery.

Results of Operations

Quarter Ended June 30, 2022, Compared to Quarter Ended June 30, 2021

For the quarter ended June 30, 2022, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $71.1 million, or $1.08 per basic and diluted share, as compared to net income of $81.7 million, or $1.24 per basic and diluted share, for the quarter ended June 30, 2021. The decrease in net income was primarily attributable to a decrease in revenue, as discussed below.

For the quarter ended June 30, 2022, we recognized total revenue of $146.4 million, comprised of stream revenue of $104.9 million and royalty revenue of $41.6 million at an average gold price of $1,871 per ounce, an average silver price of $22.60 per ounce and an average copper price of $4.31 per pound. This is compared to total revenue of $168.0 million for the three months ended June 30, 2021, comprised of stream revenue of $114.4 million and royalty revenue of $53.6 million, at an average gold price of $1,816 per ounce, an average silver price of $26.69 per ounce and an average copper price of $4.40 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		June 30, 2022			June 30, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$45,627			$43,802
	Gold		15,500	oz.		16,100	oz.
	Copper		4.0	Mlbs.		3.4	Mlbs.
Pueblo Viejo		$19,812			$26,585
	Gold		7,100	oz.		11,100	oz.
	Silver		274,500	oz.		247,500	oz.
Andacollo	Gold	$11,721	6,300	oz.	$27,868	15,400	oz.
Wassa	Gold	$8,248	4,400	oz.	$7,129	4,000	oz.
Khoemacau	Silver	$5,202	221,800	oz.	$—	—
Other(3)		$14,268			$9,037
	Gold		6,900	oz.		4,000	oz.
	Silver		53,700	oz.		72,000	oz.
Total stream revenue		$104,879			$114,421

Royalty(2):
Peñasquito		$9,664			$13,399
	Gold		130,600	oz.		179,800	oz.
	Silver		8.1	Moz.		7.6	Moz.
	Lead		35.0	Mlbs.		41.8	Mlbs.
	Zinc		84.9	Mlbs.		101.7	Mlbs.
Cortez	Gold	$8,138	52,000	oz.	$13,739	89,800	oz.
Other(3)	Various	$23,760	N/A		$26,468	N/A
Total royalty revenue		$41,562			$53,606
Total Revenue		$146,441			$168,027
(1)	Reported production relates to the amount of metal sales subject to our stream and royalty interests for the three months ended June 30, 2022, and 2021, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended June 30, 2022 and 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue resulted primarily from lower gold sales at Andacollo and Pueblo Viejo and lower gold production at Cortez and Peñasquito. The decrease was offset by $9.4 million of new revenue from the NX Gold and Khoemacau streams which were not in production during the prior year quarter.

Gold and silver ounces and copper pounds purchased and sold during the three months ended June 30, 2022 and 2021, and gold and silver ounces and copper pounds in inventory as of June 30, 2022, and December 31, 2021, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	23,800	15,500	20,800	16,100	8,500	4,100
Andacollo	9,900	6,300	11,300	15,400	3,600	2,200
Pueblo Viejo	8,600	7,100	9,800	11,100	8,600	8,600
Wassa	3,500	4,400	3,600	4,000	1,400	1,600
Other	6,900	6,900	3,800	4,000	1,900	2,200
Total	52,700	40,200	49,300	50,600	24,000	18,700

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	307,000	274,500	386,500	247,500	307,100	316,000
Khoemacau	247,000	221,800	—	—	79,600	42,000
Other	55,200	53,700	98,600	72,000	16,400	34,300
Total	609,200	550,000	485,100	319,500	403,100	392,300

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.0	4.0	4.2	3.4	—	0.9

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $23.8 million for the three months ended June 30, 2022, from $24.7 million for the three months ended June 30, 2021. The decrease, when compared to the prior period, was primarily due to a decrease in gold sales at Andacollo and Pueblo Viejo, offset by gold sales at NX Gold and silver sales at Khoemacau. Stream deliveries from the NX Gold and Khoemacau streams were not due to us during the prior year comparable quarter. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $9.3 million for the three months ended June 30, 2022, from $7.2 million for the three months ended June 30, 2021. The increase was primarily due to an increase in employee-related costs including non-cash compensation expense, as well as higher costs associated with environmental, social and governance (“ESG”) initiatives.

Depreciation, depletion and amortization decreased to $44.0 million for the three months ended June 30, 2022, from $48.0 million for the three months ended June 30, 2021. The decrease was primarily due to lower gold sales at Andacollo and Pueblo Viejo compared to the prior period. The decrease was partially offset by additional depletion from the newly producing Khoemacau and the newly acquired NX Gold streams when compared to the prior year comparable quarter.

For the three months ended June 30, 2022, we recorded an income tax benefit of $5.9 million, compared with income tax expense of $5.5 million for the three months ended June 30, 2021. The income tax benefit resulted in an effective tax rate of (9.0%) in the current period, compared with 6.3% for the three months ended June 30, 2021. The three months ended June 30, 2022, included a discrete tax benefit attributable to a release of a valuation allowance while the three months ended June 30, 2021, included a discrete tax benefit attributable to the settlement of an uncertain tax position in a foreign jurisdiction.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

For the six months ended June 30, 2022, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $136.8 million, or $2.08 per basic and diluted share, as compared to net income of $135.7 million, or $2.07 per basic and diluted share, for the six months ended June 30, 2021.

For the six months ended June 30, 2022, we recognized total revenue of $308.8 million, comprised of stream revenue of $210.1 million and royalty revenue of $98.7 million at an average gold price of $1,874 per ounce, an average silver price of $23.32 per ounce and an average copper price of $4.43 per pound. This is compared to total revenue of $310.6 million for the six months ended June 30, 2021, comprised of stream revenue of $209.8 million and royalty revenue of $100.8 million, at an average gold price of $1,805 per ounce, an average silver price of $26.47 per ounce and an average copper price of $4.12 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Six Months Ended			Six Months Ended
		June 30, 2022			June 30, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$88,043			$77,606
	Gold		29,400	oz.		25,400	oz.
	Copper		7.6	Mlbs.		7.8	Mlbs.
Pueblo Viejo		$43,076			$56,759
	Gold		15,600	oz.		21,600	oz.
	Silver		.6	Moz.		.7	Moz.
Andacollo	Gold	$27,395	14,700	oz.	$40,889	22,500	oz.
Wassa	Gold	$15,451	8,300	oz.	$15,902	8,700	oz.
Khoemacau	Silver	$7,592	221,800	oz.	$—	—
Other(3)		$28,573			$18,611
	Gold		13,700	oz.		8,200	oz.
	Silver		226,900	oz.		138,300	oz.
Total stream revenue		$210,130			$209,767

Royalty(2):
Cortez	Gold	$24,852	154,000	oz.	$22,348	141,700	oz.
Peñasquito		$22,758			$26,527
	Gold		264,100	oz.		360,100	oz.
	Silver		15.7	Moz.		15.7	Moz.
	Lead		77.0	Mlbs.		91.9	Mlbs.
	Zinc		205.0	Mlbs.		221.0	Mlbs.
Other(3)	Various	$51,056	N/A		$51,974	N/A
Total royalty revenue		$98,666			$100,849
Total revenue		$308,796			$310,616
(1)

Reported production relates to the amount of metal sales subject to our stream and royalty interests for the six months ended June 30, 2022, and 2021, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)

Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the six months ended June 30, 2022 and 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue resulted primarily from lower gold sales at Andacollo and Pueblo Viejo and lower gold production at Peñasquito. The decrease was offset by $15.8 million of new revenue from the NX Gold and Khoemacau streams which were not in production during the prior year comparable period.

Gold and silver ounces and copper pounds purchased and sold during the six months ended June 30, 2022 and 2021, and gold and silver ounces and copper pounds in inventory as of June 30, 2022, and December 31, 2021, for our streaming interests were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	33,800	29,400	33,000	25,400	8,500	4,100
Andacollo	16,000	14,700	22,000	22,500	3,500	2,200
Pueblo Viejo	15,700	15,600	20,900	21,600	8,700	8,600
Wassa	8,000	8,300	8,000	8,700	1,300	1,600
Other	13,500	13,700	8,300	8,200	2,000	2,200
Total	87,000	81,700	92,200	86,400	24,000	18,700

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	581,600	590,500	634,000	665,600	307,100	316,000
Khoemacau	362,100	221,800	—	—	79,600	42,000
Other	106,300	226,900	170,800	138,300	16,400	34,300
Total	1,050,000	1,039,200	804,800	803,900	403,100	392,300

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2022		June 30, 2021		June 30, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.7	7.6	8.6	7.8	—	0.9

General and administrative costs increased to $19.9 million for the six months ended June 30, 2022, from $14.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase in employee-related costs including non-cash compensation expense, as well as higher costs associated with ESG initiatives.

Depreciation, depletion and amortization increased to $92.0 million for the six months ended June 30, 2022, from $89.3 million for the six months ended June 30, 2021. The increase was primarily due to higher gold sales at Mount Milligan, higher gold production at Cortez and additional depletion from the newly acquired Khoemacau and NX Gold streams when compared to the prior year period. The increase was partially offset by lower gold and silver sales at Pueblo Viejo and lower gold sales at Andacollo.

For the six months ended June 30, 2022, we recorded income tax expense totaling $9.4 million, compared with income tax expense of $23.2 million for the six months ended June 30, 2021. The income tax expense resulted in an effective tax rate of 6.4% in the current period, compared with 14.6% for the six months ended June 30, 2021. The six months ended June 30, 2022, included a discrete income tax benefit attributable to the release of a valuation allowance on certain deferred tax assets.  The six months ended June 30, 2021, included a discrete tax benefit attributable to the settlement of an uncertain tax position with a foreign jurisdiction.

Liquidity and Capital Resources

Overview

At June 30, 2022, we had current assets of $340.3 million compared to current liabilities of $64.0 million, which resulted in working capital of $276.3 million and a current ratio of 5 to 1. This compares to current assets of $216.0 million and current liabilities of $61.4 million at December 31, 2021, resulting in working capital of $154.6 million and a current ratio of approximately 4 to 1. The increase in working capital was primarily due to an increase in our available cash.

During the six months ended June 30, 2022, liquidity needs were met from $221.3 million in net cash provided by operating activities and our available cash resources. As of June 30, 2022, we had $1 billion available under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.3 billion of total liquidity at June 30, 2022. We were in compliance with each financial covenant under the revolving credit facility as of June 30, 2022. Refer to Note 13 of our notes to consolidated financial statements and below (“Recent Liquidity Developments”) for further discussion on our debt.

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

Recent Liquidity Developments

Revolving Credit Facility Draw

In July 2022, we borrowed $500 million under our revolving credit facility for business development activities and have $500 million available.

Business Development Activities

Refer to Note 13 of our notes to consolidated financial statements for further discussion on the liquidity needs for the proposed Great Bear Acquisition and the Cortez Royalty acquisition.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $221.3 million for the six months ended June 30, 2022, compared to $213.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase in cash proceeds received from our stream and royalty interests, net of cost of sales and production taxes, of approximately $20.2 million compared to the prior year period. This increase was partially offset by an increase in income taxes paid of $6.1 million compared to the prior year period.

Investing Activities

Net cash used in investing activities totaled $37.9 million for the six months ended June 30, 2022, compared to $128.8 million for the six months ended June 30, 2021. The decrease was primarily due to lower acquisitions of stream and royalty interests compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $46.4 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $240.2 million for the six months ended June 30, 2021. The decrease was primarily due to a repayment of $200 million on our revolving credit facility during the prior year period.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statement regarding the following: funding of the purchase price for the Great Bear Acquisition; timing of the receipt of approvals for and closing of the Great Bear Acquisition; our due diligence review process; volatility of metal prices and factors impacting same; our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans, facilities, mineral resources and reserves, access to and adequacy of water sources, development, cash flows, capital expenditures, and permitting and environmental impact studies; effects of the pandemic; estimates of fair value and potential impairments; tax changes; timing for the delivery of deferred silver ounces from Pueblo Viejo; stronger performance at Cortez for the fourth quarter of 2022; adequacy of our current financial resources and funds from operations to cover anticipated expenditures for the foreseeable future; seeking additional debt or equity financing as necessary; borrowing and repaying amounts under our revolving credit facility; and disclosure controls and procedures and internal controls over financial reporting.

The risks and uncertainties that could cause actual results to differ materially from those in forward looking statements include, without limitation, a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of operators, including inaccuracies in the operator’s disclosures, variations between actual and forecasted performance, the operator’s ability to complete projects on schedule and as planned, the operator’s changes to mine plans and reserves and resources, the operator’s liquidity needs, mining hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our royalty agreement, or operational disruptions due to public health crises; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; adverse economic and market conditions; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; the ability to obtain, or delays in obtaining, stockholder and court approval of the Great Bear Acquisition; the risk that an event, change or other circumstance could give rise to the termination of the arrangement agreement with GBR; the risk that a condition to closing of the Great Bear Acquisition may not be satisfied; the risk that any announcement relating to an acquisition could have adverse effects on the market price of Royal Gold’s common stock; the risk of litigation related to acquisitions; and the diversion of management time from ongoing business operations due to acquisition-related issues; and other factors described in our reports filed with the Securities and Exchange Commission, including our Transition Report.  Most of these factors are beyond our ability to predict or control.  Other unpredictable or unknown factors not discussed in this presentation could also have material adverse effects on forward looking statements.

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

During the six months ended June 30, 2022, we reported revenue of $308.8 million, with an average gold price for the period of $1,874 per ounce, an average silver price of $23.32 per ounce, and an average copper price of $4.43 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended June 30, 2022:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	71%	$24.9 million
Copper	14%	$7.9 million
Silver	10%	$1.7 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Transition Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2022	—	—	N/A	N/A
May 2022	—	—	N/A	N/A
June 2022	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1*▲	Form of [First][Second] Amendment to Employment Agreement, as applicable (filed as Exhibit 10.1 of the Current Report on Form 8-K on May 25, 2022, and incorporated herein by reference).

10.2*▲	Form of Amendment to Employment Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K on April 11, 2022, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
‡	Furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 4, 2022
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)