Form 10-Q
period 2022-09-30
ROYAL GOLD INC
filed 2022-11-03
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 65,643,710 shares of Royal Gold common stock outstanding as of October 27, 2022.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$122,238	$143,551
Royalty receivables	28,476	54,088
Income tax receivable	15,056	4,915
Stream inventory	13,691	11,607
Prepaid expenses and other	2,322	1,835
Total current assets	181,783	215,996
Stream and royalty interests, net (Note 3)	3,084,380	2,443,752
Other assets	110,630	97,284
Total assets	$3,376,793	$2,757,032
LIABILITIES
Accounts payable	$7,332	$6,475
Dividends payable	22,985	22,966
Income tax payable	21,716	19,070
Other current liabilities	12,443	12,917
Total current liabilities	64,476	61,428

Debt (Note 5)	446,327	—
Deferred tax liabilities	140,197	87,705
Other liabilities	5,854	6,688
Total liabilities	656,854	155,821
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,592,597 and 65,564,364 shares outstanding, respectively	656	656
Additional paid-in capital	2,211,353	2,206,159
Accumulated earnings	495,570	381,929
Total Royal Gold stockholders’ equity	2,707,579	2,588,744
Non-controlling interests	12,360	12,467
Total equity	2,719,939	2,601,211
Total liabilities and equity	$3,376,793	$2,757,032

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue (Note 6)	$131,429	$174,431	440,226	$485,047

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	23,221	27,230	69,670	73,367
General and administrative	7,554	7,129	25,797	21,272
Production taxes	1,119	2,054	4,765	6,042
Depreciation, depletion and amortization	37,761	50,611	129,739	139,935
Total costs and expenses	69,655	87,024	229,971	240,616

Operating income	61,774	87,407	210,255	244,431

Fair value changes in equity securities	356	176	(1,221)	4,035
Interest and other income	3,571	819	5,665	2,227
Interest and other expense	(8,814)	(1,908)	(11,110)	(4,873)
Income before income taxes	56,887	86,494	203,589	245,820

Income tax expense	(10,954)	(16,028)	(20,347)	(39,242)
Net income and comprehensive income	45,933	70,466	183,242	206,578
Net income and comprehensive income attributable to non-controlling interests	(141)	(290)	(633)	(699)
Net income and comprehensive income attributable to Royal Gold common stockholders	$45,792	$70,176	$182,609	$205,879
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.70	$1.07	$2.78	$3.14
Basic weighted average shares outstanding	65,579,834	65,556,608	65,571,737	65,552,586
Diluted earnings per share	$0.70	$1.07	$2.78	$3.13
Diluted weighted average shares outstanding	65,660,152	65,627,845	65,661,197	65,628,827
Cash dividends declared per common share	$0.35	$0.30	$1.05	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended September 30, 2022, and 2021

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658
Stock-based compensation and related share issuances	22,910	—	544	—	—	544
Distributions to non-controlling interests	—	—	—	—	(210)	(210)
Net income and comprehensive income	—	—	—	45,792	141	45,933
Dividends declared	—	—	—	(22,986)	—	(22,986)
Balance at September 30, 2022	65,592,597	$656	$2,211,353	$495,570	$12,360	$2,719,939

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415
Stock-based compensation and related share issuances	12,741	—	594	—	—	594
Distributions to non-controlling interests	—	—	—	—	(271)	(271)
Net income and comprehensive income	—	—	—	70,176	290	70,466
Dividends declared	—	—	—	(19,691)	—	(19,691)
Balance at September 30, 2021	65,563,802	$656	$2,204,457	$336,734	$12,666	$2,554,513

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months ended September 30, 2022, and 2021

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	28,233	—	5,194	—	—	5,194
Distributions to non-controlling interests	—	—	—	—	(740)	(740)
Net income and comprehensive income	—	—	—	182,609	633	183,242
Dividends declared	—	—	—	(68,968)	—	(68,968)
Balance at September 30, 2022	65,592,597	$656	$2,211,353	$495,570	$12,360	$2,719,939

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2020	65,548,415	$656	$2,201,076	$189,910	$13,037	$2,404,679
Stock-based compensation and related share issuances	15,387	—	3,381	—	—	3,381
Distributions to non-controlling interests	—	—	—	—	(1,070)	(1,070)
Net income and comprehensive income	—	—	—	205,879	699	206,578
Dividends declared	—	—	—	(59,055)	—	(59,055)
Balance at September 30, 2021	65,563,802	$656	$2,204,457	$336,734	$12,666	$2,554,513

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net income and comprehensive income	$183,242	$206,578
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	129,739	139,935
Non-cash employee stock compensation expense	6,632	4,340
Fair value changes in equity securities	1,221	(4,035)
Deferred tax (benefit) expense	(17,757)	8,465
Other	734	1,418
Changes in assets and liabilities:
Royalty receivables	25,612	(8,643)
Stream inventory	(2,083)	1,678
Income tax receivable	(10,141)	4,858
Prepaid expenses and other assets	(3,073)	(1,608)
Accounts payable	857	2,859
Income tax payable	2,646	615
Uncertain tax positions	—	(12,378)
Other liabilities	(1,310)	(1,111)
Net cash provided by operating activities	$316,319	$342,971

Cash flows from investing activities:
Acquisition of stream and royalty interests	(715,829)	(384,315)
Khoemacau subordinated debt facility	—	(25,000)
Proceeds from sale of equity securities	—	8,651
Other	(676)	(910)
Net cash used in investing activities	$(716,505)	$(401,574)

Cash flows from financing activities:
Repayment of debt	(50,000)	(200,000)
Borrowings from revolving credit facility	500,000	100,000
Net payments from issuance of common stock	(1,438)	(959)
Common stock dividends	(68,938)	(59,046)
Other	(751)	(3,043)
Net cash provided by (used in) financing activities	$378,873	$(163,048)
Net decrease in cash and equivalents	(21,313)	(221,651)
Cash and equivalents at beginning of period	143,551	381,859
Cash and equivalents at end of period	$122,238	$160,208

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2022. These interim unaudited consolidated financial statements should be read in conjunction with our Transition Report on Form 10-K for the six months ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 (“Transition Report”).

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

2.    ACQUISITIONS

Acquisition of Great Bear Royalties Corporation

On September 9, 2022, we completed the previously announced acquisition of all of the issued and outstanding shares of Great Bear Royalties Corporation (“GBR”) for cash consideration of approximately C$199.6 million (US$151.7 million) (“the Acquisition Price”).  GBR’s sole material asset is a 2.0% net smelter return royalty (“Great Bear Royalty”) that covers the entirety of the Great Bear Project in the Red Lake district of Ontario, Canada, owned and operated by a subsidiary of Kinross Gold Corporation (“Kinross”).  The Great Bear Royalty includes all metals produced from contiguous claims covering 9,140 hectares and will be registered on title to the relevant claims. Royalty payments will be made quarterly with applicable standard deductions. The purchase price was funded with available cash on hand.

As part of the acquisition and in exchange for information and access to the project provided by Kinross, we granted an option to Kinross to purchase a 25% interest in the Great Bear Royalty (0.5% of the 2.0% royalty rate) for an amount equal to 25% of the Acquisition Price, adjusted for inflation, at any time from the transaction closing date until the earlier of a construction decision for the Great Bear Project and 10 years after the transaction closing date.

The Great Bear Royalty is the sole material asset of GBR and represents substantially all the fair value of GBR’s gross assets. As a result, the GBR acquisition has been accounted for as an asset acquisition and the fair values of the GBR assets acquired are shown below:

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)
Purchase Price	$151,679
Cash	315
Other assets	293
Royalty interests in mineral property (Great Bear royalty)	151,071
Total allocated purchase price	$151,679

The $151.1 million allocated fair value of the Great Bear Royalty, plus $2.3 million of direct transaction costs and deferred tax of $53.6 million have been capitalized with the Great Bear Royalty interest and allocated to exploration stage royalty interests within Stream and royalty interests, net on our consolidated balance sheets. The deferred tax was recorded as a gross-up to the Great Bear Royalty mineral interest as prescribed by the applicable guidance.

Acquisition of Additional Royalty Interest on Cortez Complex

On August 2, 2022, we acquired a sliding scale gross royalty (“Cortez Complex Royalty”) on production from an area including the Cortez mine operational area and the Fourmile development project (the “Cortez Complex”) for cash consideration of $525 million. The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) and Newmont Corporation, with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The royalty is a life of mine sliding scale gross royalty payable at a rate of 0% at a gold price less than $400 per ounce, increasing to 3% at a gold price above $900 per ounce, and is payable on 40% of all production from the Cortez Complex. Based on information available, the royalty would not cover the existing deposits within the Robertson property.  At current gold prices the Cortez Complex Royalty is an effective 1.2% gross royalty on the Cortez Complex and is not subject to any stepdowns or caps.  Deductions from the Cortez Complex Royalty payments are limited to third-party royalties that existed prior to the creation of the royalty in 2008, which include the existing Crossroads and Pipeline royalties owned by Royal Gold. The purchase price was funded with debt and available cash on hand.

The acquisition has been accounted for as an asset acquisition and the $525 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, approximately $199 million and $326 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage Cortez Complex Royalty will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by NGM.

The royalty is payable after cumulative production from the Cortez Complex of 15 million gold equivalent ounces from January 1, 2008 onwards. During the quarter ended September 30, 2022, the production threshold was reached and approximately 3,300 ounces of gold production was attributable to the royalty. We expect all production from the Cortez Complex in the fourth quarter of 2022 to be subject to the royalty. The royalty is payable within forty-five days after the end of each calendar quarter.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

to 100%. Cumulative advance payments of $265 million, plus direct acquisition costs, have been recorded as a production stage stream interest within Stream and royalty interests, net on our consolidated balance sheets.

As of September 30, 2022, $25.0 million of the subordinated debt facility, and $4.4 million of accrued interest remains outstanding on the Khoemacau subordinated debt facility, and these amounts are included in Other assets in our consolidated balance sheets. Refer to our Transition Report for further details on the Khoemacau silver stream acquisition and subordinated debt facility.

3.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(379,708)	$410,927
Pueblo Viejo	610,404	(281,730)	328,674
Andacollo	388,182	(149,586)	238,596
Khoemacau	265,911	(11,621)	254,290
Rainy River	175,727	(58,328)	117,399
Wassa	146,475	(93,474)	53,001
Other	69,100	(11,200)	57,900
Total production stage stream interests	2,446,434	(985,647)	1,460,787

Production stage royalty interests:
Cortez	280,219	(28,352)	251,867
Voisey's Bay	205,724	(117,228)	88,496
Red Chris	116,187	(1,797)	114,390
Peñasquito	99,172	(56,529)	42,643
Other	447,246	(395,641)	51,605
Total production stage royalty interests	1,148,548	(599,547)	549,001
Total production stage stream and royalty interests	3,594,982	(1,585,194)	2,009,788

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	73,233		73,233
Total development stage stream and royalty interests	130,692	—	130,692

Exploration stage stream interests:
NX Gold	34,253	—	34,253
Exploration stage royalty interests:
Cortez	325,654	—	325,654
Great Bear	206,965	—	206,965
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	120,833	—	120,833
Total exploration stage stream and royalty interests	943,900	—	943,900
Total stream and royalty interests, net	$4,669,574	$(1,585,194)	$3,084,380

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(336,921)	$453,714
Pueblo Viejo	610,405	(260,321)	350,084
Andacollo	388,182	(139,035)	249,147
Khoemacau	239,411	(3,402)	236,009
Rainy River	175,727	(50,115)	125,612
Wassa	146,475	(84,915)	61,560
Other	69,101	(4,193)	64,908
Total production stage stream interests	2,419,936	(878,902)	1,541,034

Production stage royalty interests:
Voisey's Bay	205,724	(113,602)	92,122
Red Chris	116,187	—	116,187
Peñasquito	99,172	(53,022)	46,150
Cortez	80,681	(23,225)	57,456
Other	447,799	(387,364)	60,435
Total production stage royalty interests	949,563	(577,213)	372,350
Total production stage stream and royalty interests	3,369,499	(1,456,115)	1,913,384

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,755	—	54,755
Total development stage stream and royalty interests	112,213	—	112,213

Exploration stage stream interests:
NX Gold	30,974	—	30,974
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	130,986	—	130,986
Total exploration stage royalty interests	418,155	—	418,155
Total stream and royalty interests, net	$3,899,867	$(1,456,115)	$2,443,752

Mount Milligan

On October 4, 2022, Centerra Gold, Inc. (“Centerra”) announced the highlights of an updated life of mine plan for Mount Milligan which provided, among other things, a four-year extension of the mine life to 2033 and increases to the proven and probable reserves. As a result of the increase in proven and probable reserves, the gold and copper depletion rates on our Mount Milligan stream decreased to $416 per ounce of gold and $1.06 per pound of copper as of September 30, 2022 from $703 per ounce of gold and $1.53 per pound of copper. Centerra reported that it expects to file a new technical report detailing the life of mine plan within 45 days of October 4, 2022.

4.  MARKETABLE EQUITY SECURITIES

As of September 30, 2022, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc, 250,000 common shares of Goldon Resources Ltd. and 1,242,500 common shares of Mountain Boy Minerals Ltd. The common shares of Goldon Resources Ltd. and Mountain Boy Minerals Ltd. were acquired as part of the GBR acquisition. Our marketable equity securities are measured at fair value (Note 11) each reporting period with any changes in fair value recognized in net income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of our marketable equity securities increased $0.4 million for the three months ended September 30, 2022, and decreased $1.2 million for nine months ended September 30, 2022, and increased $0.2 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. These changes are included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income. The carrying value of our marketable equity securities as of September 30, 2022 and December 31, 2021, was $0.7 million and $1.7 million, respectively, and is included in Other assets on our consolidated balance sheets.

5.    DEBT

Our debt as of September 30, 2022 and December 31, 2021 consists of the following (amounts in thousands):

	As of September 30, 2022			As of December 31, 2021
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs[1]	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$450,000	$(3,673)	$446,327	$—	$(4,408)	$(4,408)
Total debt	$450,000	$(3,673)	$446,327	$—	$(4,408)	$(4,408)

(1)    Included in Other assets on our consolidated balance sheets.

Revolving credit facility

On July 2, 2022, we borrowed $500 million under our revolving credit facility for the acquisition of the Cortez Complex Royalty, and on September 6, 2022, we repaid $50 million of the outstanding borrowings. Refer to Note 2 of our notes to consolidated financial statements for further discussion on the Cortez Complex Royalty acquisition.

As of September 30, 2022, we had $450 million outstanding and $550 million available under our revolving credit facility dated June 2, 2017, and as amended. The interest rate on borrowings under our revolving credit facility as of September 30, 2022, was LIBOR plus 1.10% for an all-in rate of 4.2%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2021, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of September 30, 2022.

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our Transition Report. For the three months ended September 30, 2022, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2022, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stream revenue:
Gold	$76,833	$83,318	$229,661	$240,016
Silver	12,063	13,877	36,393	35,132
Copper	9,836	18,726	42,809	50,540
Total stream revenue	$98,732	$115,921	$308,863	$325,688
Royalty revenue:
Gold	$23,163	$43,417	$90,054	$111,826
Silver	2,648	3,952	10,477	12,517
Copper	1,285	4,967	11,271	12,960
Other	5,601	6,174	19,561	22,056
Total royalty revenue	$32,697	$58,510	$131,363	$159,359
Total revenue	$131,429	$174,431	$440,226	$485,047

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
	Metal(s)	2022	2021	2022	2021
Stream revenue:
Mount Milligan	Gold & Copper	$41,553	$53,455	$129,596	$131,061
Pueblo Viejo	Gold & Silver	21,156	27,198	64,232	83,957
Andacollo	Gold	12,170	11,601	39,565	52,491
Wassa	Gold	7,390	8,033	22,840	23,935
Khoemacau	Silver	5,050	107	12,641	107
Other	Gold & Silver	11,413	15,527	39,989	34,137
Total stream revenue		$98,732	$115,921	$308,863	$325,688
Royalty revenue:
Peñasquito	Gold, Silver, Lead & Zinc	$9,010	$12,212	$31,768	$38,739
Cortez	Gold	4,562	17,126	29,413	39,475
Other	Various	19,125	29,172	70,182	81,145
Total royalty revenue		$32,697	$58,510	$131,363	$159,359
Total revenue		$131,429	$174,431	$440,226	$485,047

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

7.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Restricted stock	$1,140	$1,116	$3,496	$2,198
Performance stock	658	(43)	2,136	801
Stock appreciation rights	283	414	975	1,290
Stock options	9	16	25	51
Total stock-based compensation expense	$2,090	$1,503	$6,632	$4,340

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2022 and 2021, we granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	73,200	39,380	73,200
Restricted Stock	—	50,604	28,220	50,604
Total equity awards granted	—	123,804	67,600	123,804

As of September 30, 2022, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$7,361	2.2
Performance stock	5,265	2.0
Stock appreciation rights	701	0.9
Stock options	25	0.9

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

The following tables summarize the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net income attributable to Royal Gold common stockholders	$45,792	$70,176	$182,609	$205,879
Weighted-average shares for basic EPS	65,579,834	65,556,608	65,571,737	65,552,586
Effect of other dilutive securities	80,318	71,237	89,460	76,241
Weighted-average shares for diluted EPS	65,660,152	65,627,845	65,661,197	65,628,827
Basic EPS	$0.70	$1.07	$2.78	$3.14
Diluted EPS	$0.70	$1.07	$2.78	$3.13

9.    INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Income tax expense	$10,954	$16,028	$20,347	$39,242
Effective tax rate	19.3%	18.5%	10.0%	16.0%

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The effective tax rate for the nine months ended September 30, 2022, included a discrete income tax benefit of $18.8 million attributable to the release of a valuation allowance on certain deferred tax assets. The effective tax rate for the nine months ended September 30, 2021, included a discrete tax benefit of $12.0 million attributable to the settlement of an uncertain tax position with a foreign jurisdiction.

10.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of September 30, 2022			As of December 31, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$528,325	$620,035	$1,148,360	$579,326	$412,419	$991,745
Dominican Republic	328,674	—	328,674	350,083	—	350,083
Africa	307,291	321	307,612	297,569	321	297,890
Chile	238,596	224,116	462,712	249,147	224,116	473,263
United States	—	626,525	626,525	—	107,761	107,761
Mexico	—	53,046	53,046	—	60,977	60,977
Australia	—	26,642	26,642	—	27,496	27,496
Rest of world	104,192	26,617	130,809	107,920	26,617	134,537
Total	$1,507,078	$1,577,302	$3,084,380	$1,584,045	$859,707	$2,443,752

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$98,732	$23,221	$—	$32,576	$42,935
Royalty interests	32,697	—	1,119	5,063	26,515
Total	$131,429	$23,221	$1,119	$37,639	$69,450

	Three Months Ended September 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$115,921	$27,230	$—	$41,922	$46,769
Royalty interests	58,510	—	2,054	8,596	47,860
Total	$174,431	$27,230	$2,054	$50,518	$94,629

	Nine Months Ended September 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$308,863	$69,670	$—	$106,745	$132,448
Royalty interests	131,363	—	4,765	22,623	103,975
Total	$440,226	$69,670	$4,765	$129,368	$236,423

	Nine Months Ended September 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$325,688	$73,367	$—	$113,263	$139,058
Royalty interests	159,359	—	6,042	26,394	126,923
Total	$485,047	$73,367	$6,042	$139,657	$265,981
(1)	Excludes depreciation, depletion and amortization

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Total segment gross profit	$69,450	$94,629	$236,423	$265,981

Costs and expenses
General and administrative expenses	7,554	7,129	25,797	21,272
Depreciation and amortization	122	93	371	278
Operating income	61,774	87,407	210,255	244,431
Fair value changes in equity securities	356	176	(1,221)	4,035
Interest and other income	3,571	819	5,665	2,227
Interest and other expense	(8,814)	(1,908)	(11,110)	(4,873)
Income before income taxes	$56,887	$86,494	$203,589	$245,820

Our revenue by reportable segment for the three and nine months ended September 30, 2022 and 2021 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stream interests:
Canada	$46,861	$64,031	$152,938	$158,679
Dominican Republic	21,156	27,198	64,232	83,957
Chile	12,170	11,601	39,566	52,491
Africa	13,257	8,679	38,633	26,149
Rest of world	5,288	4,412	13,494	4,412
Total stream interests	$98,732	$115,921	$308,863	$325,688

Royalty interests:
United States	$11,413	$27,080	$52,616	$64,903
Mexico	11,095	15,427	38,915	46,888
Canada	4,826	6,402	21,377	24,616
Australia	3,446	6,917	11,533	15,526
Africa	—	602	430	1,909
Rest of world	1,917	2,082	6,492	5,517
Total royalty interests	$32,697	$58,510	$131,363	$159,359
Total revenue	$131,429	$174,431	$440,226	$485,047

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

	As of September 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$655	$655	$117	$538	$—

	As of December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$1,733	$1,733	$—	$1,733	$—

(1) Included in Other assets on our consolidated balance sheets.

Our marketable securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held.  The TriStar Gold Inc. warrants (Note 4) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 5) approximates fair value as of September 30, 2022.

As of September 30, 2022, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

12.  COMMITMENTS AND CONTINGENCIES

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment has been recorded to exploration stage stream interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. As of September 30, 2022, $6.8 million of advance payments remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

Ilovica Gold Stream Acquisition

As of September 30, 2022, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations of Royal Gold.  You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in our Transition Report on Form 10-K for the six months ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 (“Transition Report”).

This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.

We do not own, develop, or mine the properties on which we hold stream or royalty interests. Certain information provided in this Quarterly Report on Form 10-Q about operating properties in which we hold interests, including information about mineral resources and reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of, this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production or in the development stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2022, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 75% and 70% of our total revenue for the three and nine months ended September 30, 2022, respectively, and 66% for each of the three and nine months ended September 30, 2021, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2022, we owned royalty interests on 33 producing properties, 19 development stage properties and 125 exploration stage properties, of which we consider 54 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 25% and 30% of our total revenue for the three and nine months ended September 30, 2022, respectively, and 34% for each of the three and nine months ended September 30, 2021, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and we generally are not required to contribute to capital costs, environmental costs or other operating costs on those properties.

We are continually reviewing opportunities to grow our portfolio, whether through the creation or acquisition of new or existing stream or royalty interests or other acquisition activity. We generally have acquisition opportunities in various stages of review. Our review process may include, for example, engaging consultants and advisors to analyze an opportunity; analysis of technical, financial, legal, and other confidential information regarding an opportunity; submission of indications of interest and term sheets; participation in preliminary discussions and negotiations; and involvement as a bidder in competitive processes.

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

For the three and nine months ended September 30, 2022 and 2021, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)	$1,729	76%	$1,790	73%	$1,824	73%	$1,800	73%
Silver ($/ounce)	$19.23	11%	$24.36	10%	$21.92	11%	$25.75	10%
Copper ($/pound)	$3.51	8%	$4.25	14%	$4.11	12%	$4.17	13%
Other	N/A	5%	N/A	3%	N/A	4%	N/A	4%

Acquisition of Great Bear Royalties Corporation

On September 9, 2022 we completed the previously announced acquisition of all of the issued and outstanding shares of Great Bear Royalties Corporation (“GBR”) for cash consideration of approximately C$199.6 million (US$151.7 million) (the “Acquisition Price”).  GBR’s sole material asset is a 2.0% net smelter return royalty (“Great Bear Royalty”) that covers the entirety of the Great Bear Project in the Red Lake district of Ontario, Canada, owned and operated by a subsidiary of Kinross Gold Corporation (“Kinross”).  The Great Bear Royalty includes all metals produced from contiguous claims covering 9,140 hectares and will be registered on title to the relevant claims. Royalty payments will be made quarterly with applicable standard deductions. Refer to Note 2 of our notes to consolidated financial statements for further discussion on the GBR acquisition. The purchase price was funded with available cash on hand.

As part of the acquisition and in exchange for information and access to the project provided by Kinross, we granted an option to Kinross to purchase a 25% interest in the Great Bear Royalty (0.5% of the 2.0% royalty rate) for an amount equal to 25% of the Acquisition Price, adjusted for inflation, at any time from the transaction closing date until the earlier of a construction decision for the Great Bear Project and 10 years after the transaction closing date.

Acquisition of Additional Royalty Interest on Cortez Complex

On August 2, 2022, we acquired a sliding scale gross royalty (“Cortez Complex Royalty”) on production from an area within the Cortez Complex for cash consideration of $525 million. The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC a joint venture between Barrick Gold Corporation (“Barrick”) and Newmont Corporation (“Newmont”), with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The royalty is a life of mine sliding scale gross royalty payable at a rate of 0% at a gold price less than $400 per ounce, increasing to 3% at a gold price above $900 per ounce, and is payable on 40% of all production from the Cortez Complex except for the existing deposits within the Robertson property. The purchase price was funded with debt and available cash on hand.  Refer to Note 2 and Note 5 of our notes to consolidated financial statements for further discussion on the Cortez complex royalty acquisition and funding.

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

NX Gold Exploration Payment

On March 22, 2022, we made a payment of $3.2 million to a subsidiary of Ero Copper Corporation (“Ero”) as part of our commitment to support achievement of success-based targets related to regional exploration and mineral resource additions. As of September 30, 2022, up to $6.8 million of additional exploration and mineral resource addition payments remain if Ero meets certain success-based targets through calendar 2024. Refer to our Transition Report for further information on the NX Gold stream acquisition.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2022

We generally receive annual production estimates from many of the operators of the producing mines in which we own a stream or royalty interest during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2022, as well as actual production through September 30, 2022 (except as otherwise noted), for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2022

Principal Producing Properties

	Calendar Year 2022 Operator’s Production			Calendar Year 2022 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	36,000			17,800
Mount Milligan(4)	190,000 - 210,000			81,800
Copper			70 - 80 Million			37.9 Million
Pueblo Viejo(5)	400,000 - 440,000	N/A		330,000	N/A
Wassa(6)	155,000 - 170,000			125,600
Khoemacau(7)		N/A			N/A
Royalty:
Cortez(8)	280,000			190,600
Peñasquito(9)	475,000	29 Million		440,000	23.3 Million
Lead			150 Million			112 Million
Zinc			350 Million			297 Million
(1)	Production estimates received from our operators are for calendar 2022. There can be no assurance that production estimates received from the operators will be achieved. Please also refer to our cautionary language regarding forward-looking statements included herein, as well as the Risk Factors identified in Part I, Item 1A, of our Transition Report for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2022, through September 30, 2022, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate. Actual figures reflect production through June 30, 2022.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated production figure shown for Wassa is payable gold in doré poured in the period.

(7)	The estimated production figures for Khoemacau are not available through the ramp-up period.

(8)	The estimated and actual production figures for Cortez represent the areas subject to our royalty interests excluding the production from the Cortez Complex Royalty.

(9)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 3,200 ounces for the three months ended September 30, 2022, compared to approximately 6,400 ounces for the three months ended September 30, 2021. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries, as well as differences in the timing of shipments and settlements during the periods.

As reported by Teck Resources Limited (“Teck”), a significant rainfall event in July caused operations to shut down for five days.  We expect the impact of this shutdown will affect stream deliveries in the first quarter of 2023.

Gold production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. According to Teck, the period of lower grades is expected to last through 2023, and the mine plan then anticipates a transition to higher grade ore as the next phase of mining is developed over the following years.  Teck has reported that the current life of mine for Andacollo is expected to continue until 2035 and that additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project

Silver stream deliveries from Khoemacau were approximately 290,700 ounces for the three months ended September 30, 2022. First concentrate was shipped from Khoemacau in mid-July 2021 and silver stream deliveries to us were approximately 105,800 ounces for the three months ended September 30, 2021.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), the operator of Khoemacau, ramp-up of operations continued and average monthly underground production increased consistently during the quarter ended September 30, 2022, from approximately 7,300 tonnes per day (8,000 tons per day) in June to approximately 8,000 tonnes per day (8,800 tons per day) in September 2022.  Production has reached the target mining rate of 10,000 tonnes per day (11,000 tons per day) for short periods during the ramp up period but has not yet been consistently sustained at this level. KCM expects to reach the target mining rate on a sustained basis toward the end of December 2022 and into the first quarter of 2023.

KCM continues to expect that at full production Khoemacau will produce 155,000 to 165,000 tonnes (171,000 to 182,000 tons) of high-grade copper and silver concentrate a year, containing approximately 60,000 to 65,000 tonnes (66,000 to 72,000 tons) of payable copper and 1.8 to 2.0 million ounces of payable silver per year, over an approximate 20-year mine life from Zone 5.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 18,400 ounces for the three months ended September 30, 2022, compared to approximately 10,800 ounces for the three months ended September 30, 2021. Increased gold deliveries resulted from differences in the timing of shipments and settlements during the periods and gold grade variability in the concentrate shipments.

Copper stream deliveries from Mount Milligan were approximately 4.5 million pounds during the three months ended September 30, 2022, compared to approximately 2.6 million pounds during the three months ended September 30, 2021. Increased deliveries resulted from differences in the timing of shipments and settlements during the periods.

Stream deliveries during the quarter from Mount Milligan provided for complete repayment of the $781.5 million advance deposit made by Royal Gold to Thompson Creek Metals Company, Inc. (“Thompson Creek”), a subsidiary of Centerra Gold Inc. (“Centerra”).  Royal Gold contributed three advance payments prior to and during the development of the mine in 2010 through 2012, in return for the right to acquire 52.25% of the payable gold produced from Mount Milligan.  Royal

Gold and Centerra subsequently amended the stream interest in 2016 to a 35% gold stream and 18.75% copper stream.  Mount Milligan began commercial production in early 2014 and was Royal Gold’s first stream acquisition.

Subsequent to the end of the quarter on October 4, 2022, Centerra published the highlights of an updated life of mine plan for Mount Milligan.  According to Centerra, the mine life is expected to be extended by over four years to 2033.  Centerra expects total payable gold and copper to increase more than 800,000 ounces and 191 million pounds, respectively, from 2022 onwards when compared to the previous plan, with average annual production of 175,000 ounces of gold and 68 million pounds of copper.

Centerra also indicated the potential for future resource growth due to exploration success in areas proximal to the open pit.  Centerra expects to file a new technical report detailing the life of mine plan and updated reserve and resource information within 45 days of October 4, 2022.  As a result of the increase in proven and probable reserves as announced by Centerra, the gold and copper depletion rates on our Mount Milligan stream decreased to $416 per ounce of gold and $1.06 per pound of copper as of September 30, 2022 from $703 per ounce of gold and $1.53 per pound of copper. Royal Gold will update its annual SK1300 disclosure for the Mount Milligan technical report update within its 2022 Annual Report on Form 10-K, which we expect to file in February 2023.

Centerra remains on track to meet 2022 production guidance of between 190,000 to 210,000 ounces of payable gold and between 70 to 80 million pounds of payable copper.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 8,900 ounces for the three months ended September 30, 2022, compared to approximately 9,200 ounces for the three months ended September 30, 2021.

During the current quarter, Barrick reported continued progress on the plant expansion and mine life extension project at Pueblo Viejo to increase throughput and allow the mine to maintain minimum average annual gold production of approximately 800,000 ounces after 2022 and beyond 2040 (100% basis).

With respect to the plant expansion, on August 8, 2022, Barrick reported that as of June 30, 2022, overall construction was 56% complete and it expects the expansion to be substantially completed by the end of 2022 with commissioning in the first quarter of 2023.  With respect to the mine life extension, Barrick also disclosed that social, environmental and technical studies for additional tailings capacity continued to advance, and that a preferred site for a tailings storage facility (“TSF”) had been put forward for further evaluation.  Barrick reported that the final location and construction of the additional TSF would be subject to the completion of an Environmental and Social Impact Assessment (“ESIA”) in accordance with Dominican Republic legislation and international standards, which would then be submitted to the Government of the Dominican Republic for evaluation and final decision.  Further according to Barrick, basic engineering of the additional TSF is expected to be completed in the fourth quarter of 2022.

Silver stream deliveries were approximately 319,100 ounces for the three months ended September 30, 2022, compared to 396,500 ounces for the three months ended September 30, 2021. During the third quarter an additional 47,000 ounces of silver deliveries were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of September 30, 2022, approximately 530,000 ounces remain deferred. We expect that silver recoveries could remain highly variable until the plant expansion project is complete and bottlenecks associated with the silver circuit and silver recovery can be fully addressed, and we do not expect material deliveries of deferred silver this year.

Wassa

Gold stream deliveries from Wassa were approximately 4,800 ounces for the three months ended September 30, 2022, compared to approximately 4,300 ounces for the three months ended September 30, 2021.

Royalty Interests

Cortez

Production attributable to our royalty interest at Cortez was approximately 36,600 ounces of gold for the three months ended September 30, 2022, compared to approximately 98,300 ounces of gold for the three months ended September 30, 2021.  This production is attributable to the Company’s legacy royalty interests, including overlapping royalties at the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR 3, NVR1 and NVR1C). Refer to the Business Trends and Uncertainties section of this MD&A for information on the recent Cortez Complex Royalty acquisition.

On August 8, 2022, Barrick reported that mining of Phase 5 of Crossroads is expected to deliver oxide ore and underpin stronger performance for Cortez in the December quarter of 2022.

As a result of the acquisition of the Cortez Complex Royalty, there has been an increase of over 300% in gold mineral reserves and an increase of over 1200% in measured and indicated gold mineral resources attributable to our royalty interests at Cortez beyond the resources and reserves previously disclosed in detail in our Transition Report.  Refer to the “Property Mineral Reserve and Mineral Resource Update for Cortez” section below.

Peñasquito

During the three months ended September 30, 2022, gold production at Peñasquito was approximately 144,300 ounces; silver production was approximately 6.80 million ounces; lead production was approximately 29.6 million pounds; and zinc production was approximately 84.6 million pounds. Gold production was approximately 170,400 ounces; silver production was approximately 7.79 million ounces; lead production was approximately 41.9 million pounds; and zinc production was approximately 98.3 million pounds during the three months ended September 30, 2021.

Results of Operations

Quarter Ended September 30, 2022, Compared to Quarter Ended September 30, 2021

For the quarter ended September 30, 2022, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $45.8 million, or $0.70 per basic and diluted share, as compared to net income of $70.2 million, or $1.07 per basic and diluted share, for the quarter ended September 30, 2021. The decrease in net income was primarily attributable to a decrease in revenue, as discussed below.

For the quarter ended September 30, 2022, we recognized total revenue of $131.4 million, comprised of stream revenue of $98.7 million and royalty revenue of $32.7 million at an average gold price of $1,729 per ounce, an average silver price of $19.23 per ounce and an average copper price of $3.51 per pound. This is compared to total revenue of $174.4 million for the three months ended September 30, 2021, comprised of stream revenue of $115.9 million and royalty revenue of $58.5 million, at an average gold price of $1,790 per ounce, an average silver price of $24.36 per ounce and an average copper price of $4.25 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2022			September 30, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$41,553			$53,455
	Gold		18,200	oz.		19,300	oz.
	Copper		2.7	Mlbs.		4.4	Mlbs.
Pueblo Viejo		$21,156			$27,198
	Gold		8,600	oz.		9,800	oz.
	Silver		307,100	oz.		386,500	oz.
Andacollo	Gold	$12,170	6,800	oz.	$11,601	6,500	oz.
Wassa	Gold	$7,390	4,200	oz.	$8,033	4,500	oz.
Khoemacau	Silver	$5,050	255,900	oz.	$107	4,500	oz.
Other(3)		$11,413			$15,527
	Gold		5,900	oz.		6,300	oz.
	Silver		51,100	oz.		165,400	oz.
Total stream revenue		$98,732			$115,921
		.
Royalty(2):
Peñasquito		$9,010			$12,212
	Gold		144,300	oz.		170,300	oz.
	Silver		6.8	Moz.		7.8	Moz.
	Lead		29.6	Mlbs.		42.0	Mlbs.
	Zinc		84.6	Mlbs.		98.3	Mlbs.
Cortez	Gold	$4,562	36,600	oz.	$17,126	106,300	oz.
Other(3)	Various	$19,125	N/A		$29,172	N/A
Total royalty revenue		$32,697			$58,510
Total Revenue		$131,429			$174,431

(1)	Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended September 30, 2022, and 2021, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended September 30, 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue resulted primarily from lower gold sales at Mount Milligan and Pueblo Viejo, lower gold production at Cortez and Peñasquito, and lower average gold, silver and copper prices. The decrease was offset by higher silver sales at Khoemacau, which shipped its first concentrate during the prior year quarter.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2022 and 2021, and gold and silver ounces and copper pounds in inventory as of September 30, 2022, and December 31, 2021, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	18,400	18,200	10,800	19,300	8,700	4,100
Pueblo Viejo	8,900	8,600	9,200	9,800	8,900	8,600
Wassa	4,800	4,200	4,300	4,500	2,000	1,600
Andacollo	3,200	6,800	6,400	6,500	—	2,200
Other	7,100	5,900	7,500	6,300	3,100	2,200
Total	42,400	43,700	38,200	46,400	22,700	18,700

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	319,100	307,100	396,500	386,500	319,100	316,000
Khoemacau	290,700	255,900	105,800	4,500	114,400	42,000
Other	64,300	51,100	109,700	165,400	29,600	34,300
Total	674,100	614,100	612,000	556,400	463,100	392,300

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.5	2.7	2.6	4.4	1.8	0.9

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $23.2 million for the three months ended September 30, 2022, from $27.2 million for the three months ended September 30, 2021. The decrease, when compared to the prior period, was primarily due to a decrease in gold and silver sales at Pueblo Viejo and lower gold sales at Mount Milligan, offset by higher silver sales at Khoemacau. Stream deliveries from Khoemacau began in the prior year quarter. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $7.6 million for the three months ended September 30, 2022, from $7.1 million for the three months ended September 30, 2021. The increase was primarily due to an increase in employee-related costs including non-cash compensation expense.

Depreciation, depletion and amortization decreased to $37.8 million for the three months ended September 30, 2022, from $50.6 million for the three months ended September 30, 2021. The decrease was primarily due to lower gold production at Cortez and lower gold sales and at Mount Milligan. Lower depletion rates at Mount Milligan compared to the prior quarter also contributed to the decrease. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the decrease in depletion rates at Mount Milligan. The decrease was partially offset by additional depletion from Khoemacau which produced first deliveries in the prior year comparable quarter.

Interest and other expense increased to $8.8 million for the three months ended September 30, 2022, from $1.9 million for the three months ended September 30, 2021. The increase was primarily due to higher interest expense as a result of the $500 million draw on the revolving credit facility and foreign exchange losses related to the GBR acquisition.

For the three months ended September 30, 2022, we recorded an income tax expense of $11.0 million, compared with income tax expense of $16.0 million for the three months ended September 30, 2021. The income tax expense resulted in an effective tax rate of 19.3% in the current period, compared with 18.5% for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $182.6 million, or $2.78 per basic and diluted share, as compared to net income of $205.9 million, or $3.14 per basic and diluted share, for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, we recognized total revenue of $440.2 million, comprised of stream revenue of $308.9 million and royalty revenue of $131.4 million at an average gold price of $1,824 per ounce, an average silver price of $21.92 per ounce and an average copper price of $4.11 per pound. This is compared to total revenue of $485.0 million for the nine months ended September 30, 2021, comprised of stream revenue of $325.7 million and royalty revenue of $159.4 million, at an average gold price of $1,800 per ounce, an average silver price of $25.75 per ounce and an average copper price of $4.17 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Nine Months Ended			Nine Months Ended
		September 30, 2022			September 30, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$129,596			$131,061
	Gold		47,600	oz.		44,700	oz.
	Copper		10.3	Mlbs.		12.2	Mlbs.
Pueblo Viejo		$64,232			$83,957
	Gold		24,300	oz.		31,400	oz.
	Silver		.9	Moz.		1.1	Moz.
Andacollo	Gold	$39,565	21,500	oz.	$52,491	29,000	oz.
Khoemacau	Silver	12,641	580,400	oz.	$107	4,500	oz.
Wassa	Gold	$22,840	12,500	oz.	$23,935	13,200	oz.
Other(3)		$39,989			$34,137
	Gold		19,600	oz.		14,500	oz.
	Silver		175,300	oz.		303,700	oz.
Total stream revenue		$308,863			$325,688

Royalty(2):
Peñasquito		$31,768			$38,739
	Gold		408,300	oz.		530,500	oz.
	Silver		22.6	Moz.		23.5	Moz.
	Lead		106.6	Mlbs.		133.8	Mlbs.
	Zinc		289.6	Mlbs.		319.3	Mlbs.
Cortez	Gold	$29,413	190,600	oz.	$39,475	241,300	oz.
Other(3)	Various	$70,182	N/A		$81,145	N/A
Total royalty revenue		$131,363			$159,359
Total revenue		$440,226			$485,047
(1)

Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the nine months ended September 30, 2022, and 2021, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)

Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the nine months ended September 30, 2022 and 2021, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue resulted primarily from lower gold sales at Andacollo and Pueblo Viejo and lower gold production at Cortez and Peñasquito. The decrease was offset by $26.1 million of new revenue from the NX Gold and Khoemacau streams which were not in full production during the prior year comparable period.

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $69.7 million for the nine months ended September 30, 2022, from $73.4 million for the nine months ended September 30, 2021. The decrease, when compared to the prior period, was primarily due to a decrease in gold and silver sales at Pueblo Viejo and lower gold sales at Andacollo, offset by higher silver sales at Khoemacau. Stream deliveries from Khoemacau began in the prior year comparable period. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended September 30, 2022 and 2021, and gold and silver ounces and copper pounds in inventory as of September 30, 2022, and December 31, 2021, for our streaming interests were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	52,200	47,600	43,800	44,700	8,700	4,100
Pueblo Viejo	24,600	24,300	30,100	31,400	8,900	8,600
Andacollo	19,300	21,500	28,400	29,000	—	2,200
Wassa	12,800	12,500	12,300	13,200	2,000	1,600
Other	20,500	19,600	15,800	14,500	3,100	2,200
Total	129,400	125,500	130,400	132,800	22,700	18,700

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	900,700	897,600	1,030,500	1,052,100	319,100	316,000
Khoemacau	652,800	580,400	105,800	4,500	114,400	42,000
Other	170,600	175,300	280,500	303,700	29,600	34,300
Total	1,724,100	1,653,300	1,416,800	1,360,300	463,100	392,300

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	11.2	10.3	11.2	12.2	1.8	0.9

General and administrative costs increased to $25.8 million for the nine months ended September 30, 2022, from $21.3 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in employee-related costs including non-cash compensation expense, as well as higher costs associated with certain environmental, social and governance initiatives.

Depreciation, depletion and amortization decreased to $129.7 million for the nine months ended September 30, 2022, from $139.9 million for the nine months ended September 30, 2021. The decrease was primarily due to lower gold sales at Mount Milligan and Andacollo and lower gold and silver sales at Pueblo Viejo. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the decrease in depletion rates at Mount Milligan. The decrease in depletion was partially offset by the additional depletion from the newly acquired Khoemacau and NX Gold streams when compared to the prior year period.

Interest and other expense increased to $11.1 million for the nine months ended September 30, 2022, from $4.9 million for the nine months ended September 30, 2021. The increase was primarily due to higher interest expense as a result of the $500 million draw on the revolving credit facility in July 2022 as part of the Cortez Complex Royalty acquisition discussed earlier in this MD&A and foreign exchange losses related to the GBR acquisition.

For the nine months ended September 30, 2022, we recorded income tax expense totaling $20.3 million, compared with income tax expense of $39.2 million for the nine months ended September 30, 2021. The income tax expense resulted in an effective tax rate of 10.0% in the current period, compared with 16.0% for the nine months ended September 30, 2021. The nine months ended September 30, 2022, included a discrete income tax benefit attributable to the release of a valuation allowance on certain deferred tax assets.  The nine months ended September 30, 2021, included a discrete tax benefit attributable to the settlement of an uncertain tax position with a foreign jurisdiction.

Liquidity and Capital Resources

Overview

At September 30, 2022, we had current assets of $181.8 million compared to current liabilities of $64.5 million, which resulted in working capital of $117.3 million and a current ratio of 3 to 1. This compares to current assets of $216.0 million and current liabilities of $61.4 million at December 31, 2021, resulting in working capital of $154.6 million and a current ratio of approximately 4 to 1. The decrease in working capital was primarily due to a decrease in our available cash as a result of the Cortez Complex Royalty and GBR acquisitions.

During the nine months ended September 30, 2022, liquidity needs were met from $316.3 million in net cash provided by operating activities and our available cash resources. As of September 30, 2022, we had $550 million available and $450 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $667 million of total liquidity at September 30, 2022. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2022. Refer to Note 5 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.

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

Recent Liquidity Developments

Revolving Credit Facility Draw

In July 2022, we borrowed $500 million under our revolving credit facility to fund the acquisition of the Cortez Complex Royalty, and on September 6, 2022, we made a $50 million principal payment towards the outstanding balance leaving $550 million available as of September 30, 2022.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $316.3 million for the nine months ended September 30, 2022, compared to $343.0 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in cash proceeds received from our stream interests, net of cost of sales, of approximately $16.9 million compared to the prior year period. Higher income taxes paid due to the change in year-end of $9.8 million compared to the prior year period also contributed to the decrease.

Investing Activities

Net cash used in investing activities totaled $716.5 million for the nine months ended September 30, 2022, compared to $401.6 million for the nine months ended September 30, 2021. The increase over the prior year period was primarily due to higher acquisitions of royalty interests due to the GBR and Cortez Complex Royalty acquisitions.

Financing Activities

Net cash provided by financing activities totaled $378.9 million for the nine months ended September 30, 2022, compared to net cash used in financing activities of $163.1 million for the nine months ended September 30, 2021. The increase was primarily due to a $500 million draw on our revolving credit facility during the current year period.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Transition Report for discussion on our critical accounting policies.

Property Mineral Reserve and Mineral Resource Update for Cortez

Below is certain updated information regarding the estimates of mineral resources and mineral reserves (as such terms are defined in Subpart 1300 of Regulation S-K (“SK1300”)) previously reported by the operator of Cortez and included in our Transition Report on Form 10-KT (“Form 10-KT”) and our Current Report on Form 8-K dated April 12, 2022.

On August 1, 2022, we acquired an additional royalty at Cortez that we refer to as the Cortez Complex Royalty.  The updated disclosures herein reflect the change in Royal Gold’s royalty position on the Cortez property as a result of that acquisition.

We own various royalty positions at Cortez, including: (1) overlapping royalties covering the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR 3, NVR1 and NVR1C); (2) a 1% NVR on a portion of the Goldrush development property (NVR2); and (3) the Cortez Complex Royalty. The Cortez Complex Royalty covers an area including the Cortez mine operational area (including the Fourmile development project owned by Barrick). Refer to footnote 3 in each of the tables below for further detail regarding our royalties at Cortez.

Deductions under the Cortez Complex Royalty are limited to third-party royalties that existed prior to the creation of the royalty in 2008, which include the royalties listed under (1) and (2) above. The Cortez Complex Royalty is not subject to any stepdowns or caps.  Based on the information available to Royal Gold, the Cortez Complex Royalty does not cover the existing deposits in the Robertson property.

As a result of the acquisition of the Cortez Complex Royalty, there has been an increase of 380% in gold mineral reserves and an increase of 1230% in measured and indicated gold mineral resources attributable to our royalty interests at Cortez beyond the resources and reserves previously disclosed in detail in our Transition Report.

The disclosures below are derived from the Annual Information Form of Barrick, dated March 18, 2022, attached as Exhibit 99.1 to Barrick’s Annual Report on Form 40-F for the year ended December 31, 2021, which reports resources and reserves for Cortez pursuant to National Instrument 43-101 and CIM Standards, and nonpublic mineral resource and reserve updates provided by Barrick to us specific to the portions of the property to which our legacy royalty interests apply. Measurement units presented in this section are US standard units. There may be rounding differences due to unit conversions.

Table 1 Cortez – Summary of Gold Mineral Resources at December 31, 2021, Based on $1,500 Au (1)(2)(3)

	Amount Tons (M)	Au Grade opt	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	0.8	0.203	(4)	(4)
Indicated Mineral Resources	28.1	0.099	(4)	(4)
Measured + Indicated Mineral Resources	28.9	0.102	(4)	(4)
Inferred Mineral Resources	47.5	0.159	(4)	(4)

(1)	Mineral resources are estimated by Barrick as at December 31, 2021, and are shown exclusive of mineral reserves
(2)	Cortez mineral resources as reported by Barrick under its March 18, 2022, filing and separately to us are determined pursuant to CIM Standards.
(3)

We control various royalty positions at Cortez, including (i) the overlapping royalties covering the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR 3, NVR1 and NVR1C), which are equivalent to an approximate 8% gross smelter return royalty and cover 5.7 million tons of measured and indicated mineral resources at an average grade of 0.039 opt;  (ii) NVR2 over a portion of the Goldrush property, which is a 1% NVR covering 1 million tons of indicated resource averaging 0.129 opt and 2.3 million tons of inferred resources grading 0.136 opt. and (iii)  The Cortez Complex Royalty is an effective 1.2% gross royalty on the Cortez Complex at gold prices above $900 per ounce. Our resources for Cortez may vary from other information published by Barrick because we exclude any amounts for areas not covered by our royalties. Our royalties for Cortez cover all metals, but Barrick reports only gold resources for Cortez.

(4)	Specific cutoff grades and metallurgical recoveries used for resource estimates for Cortez have not been disclosed by Barrick.

Table 2 Cortez – Summary of Gold Mineral Reserves at December 31, 2021, Based on $1,200 Au and $16.50 Ag (1)(2)(3)

	Amount Tons (M)	Au Grade opt	Cut-Off Grade	Metallurgical Recovery
Proven Mineral Reserves	4.0	0.126	(4)	(4)
Probable Mineral Reserves	113.8	0.122	(4)	(4)
Total Mineral Reserves	117.7	0.122	(4)	(4)

contr
(1)	Mineral reserves are estimated by Barrick as at December 31, 2021.
(2)	Cortez mineral reserves are reported by Barrick pursuant to CIM Standards.
(3)

We control various royalty positions at Cortez, including (i) the overlapping royalties covering the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR 3, NVR1 and NVR1C), which are equivalent to an approximate 8% gross smelter return royalty and cover 62.4 million tons of probable reserves at an average grade of 0.048 opt, (ii) (ii) NVR2 over a portion of the Goldrush property, which is a 1% NVR covering 5.4 million tons of probable reserves averaging 0.208 opt and (iii)   The Cortez Complex Royalty is an effective 1.2% gross royalty on the Cortez Complex at gold prices above $900 per ounce. Our reserves for Cortez may vary from other information published by Barrick because we exclude any amounts for areas not covered by our royalties. Our royalties for Cortez cover all metals, but Barrick reports only gold reserves for the property.

(4)

Reserves have been estimated based on an assumed gold price of $1,200 per ounce and an assumed silver price of $16.50 per ounce. Specific cutoff grades and metallurgical recoveries used for mineral reserve estimates for Cortez have not been disclosed by Barrick.

Forward-Looking Statements

This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statement regarding the following: volatility of metal prices and factors impacting same; our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans, mine lives, facilities, mineral resources and reserves, access to and adequacy of water sources, development, cash flows, capital expenditures, and permitting and environmental impact studies; effects of the pandemic; estimates of fair value and potential impairments; tax changes; deferral of silver ounces from Pueblo Viejo; impact on stream deliveries due to rainfall and the resulting temporary shutdown of operations at Andacollo; anticipated stronger performance at Cortez for the fourth quarter of 2022; adequacy of our current financial resources and funds from operations to cover anticipated expenditures for the foreseeable future; seeking additional debt or equity financing as necessary; borrowing and repaying amounts under our revolving credit facility; and disclosure controls and procedures and internal controls over financial reporting.

The risks and uncertainties that could cause actual results to differ materially from those in forward looking statements include, without limitation, a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of operators, including inaccuracies in the operator’s disclosures, variations between actual and forecasted performance, the operator’s ability to complete projects on schedule and as planned, the operator’s changes to mine plans and reserves and resources, the operator’s liquidity needs, mining hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our royalty agreement, or operational disruptions due to public health crises; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; effects of global and regional economic and market conditions, including as a result of government policies, war, natural disasters, and public health issues; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; the risk that any announcement relating to an acquisition could have adverse effects on the market price of Royal Gold’s common stock; the risk of litigation related to acquisitions; and the diversion of management time from ongoing business operations due to acquisition-related issues; and other factors described in our reports filed with the Securities and Exchange Commission, including our Transition Report.  Most of these factors are beyond our ability to predict or control.  Other unpredictable or unknown factors not discussed in this presentation could also have material adverse effects on forward looking statements.

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

During the nine months ended September 30, 2022, we reported revenue of $440.2 million, with an average gold price for the period of $1,824 per ounce, an average silver price of $21.92 per ounce, and an average copper price of $4.11 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended September 30, 2022:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	73%	$32.8 million
Copper	12%	$9.7 million
Silver	11%	$2.5 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our Transition Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2022	—	—	N/A	N/A
August 2022	—	—	N/A	N/A
September 2022	—	—	N/A	N/A
Total	—	$0.00	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Royal Gold, Inc. (filed as Exhibit 3.1 of the Current Report on Form 8-K on August 26, 2022, and incorporated herein by reference)

10.1

Royalty Sale and Purchase Agreement, dated August 1, 2022, between Royal Gold, Inc. and its wholly owned subsidiary RG Royalties, LLC, as purchaser parties, and Kennecott Royalty Company, as seller (filed as Exhibit 10.1 of the Current Report on Form 8-K on August 2, 2022, and incorporated herein by reference).

Certain portions of this Exhibit were redacted pursuant to Item 601 (b)(10) of Regulations S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 3, 2022
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)