Form 10-K
period 2022-12-31
ROYAL GOLD INC
filed 2023-02-16
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Royal Gold voting common stock held by non-affiliates of the registrant, based on the closing sale price of Royal Gold common stock on June 30, 2022, as reported on the Nasdaq Global Select Market was $7 billion.

There were 65,644,110 shares of Royal Gold common stock outstanding as of February 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K is incorporated by reference from portions of Royal Gold’s definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed within 120 days after December 31, 2022.

This report contains and incorporates by reference “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments. Actual results may differ, possibly materially, from forward-looking statements due to various factors. For a discussion of some of these factors, see Item 1A Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this report.

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

Unless the context otherwise requires, references to “Royal Gold,” the “Company,” “we,” “us,” and “our” refer to Royal Gold, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

Change in Fiscal Year

On August 9, 2021, our board of directors approved a change in our fiscal year end from June 30 to December 31, effective as of December 31, 2021. As a result, this Annual Report on Form 10-K (this “Form 10-K”) includes financial information for the transition period from July 1, 2021, through December 31, 2021. Prior to the six months ended December 31, 2021, our fiscal year ended on June 30. References in this report to the “transition period” refer to the six-month period ended December 31, 2021. See Item 8, Note 17 to our Consolidated Financial Statements for further information.

Overview

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production, development or in the exploration stage in exchange for stream or royalty interests. We do not conduct mining operations on the properties in which we hold stream and royalty interests and are generally not required to contribute to capital costs, environmental costs, or other operating costs on the properties. Please refer to Item 2, Properties, for a discussion of the developments at our principal properties.

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

As discussed in further detail throughout this report, some key highlights and developments for our business for the year ended December 31, 2022 were as follows:

●	On December 29, 2022 we acquired two portions of a gross smelter return royalty that together cover a large area including the Cortez mine operational area and the entirety of the Fourmile development project in Nevada from certain holders who are successors in interest to Idaho Mining Corporation for cash consideration of $204.1 million. The two portions of the gross smelter return royalty are comprised of a 0.24% gross royalty that covers areas including the Pipeline and Crossroads deposits and a 0.45% gross royalty that covers areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. These royalties are not subject to stepdowns or caps and have no applicable deductions.

●	On September 9, 2022, we completed the acquisition of all the issued and outstanding shares of Great Bear Royalties Corporation for cash consideration of approximately C$199.6 million (US$151.7 million). The sole material asset of Great Bear Royalties Corp. is a 2.0% net smelter royalty that covers the entirety of the Great Bear Project in the Red Lake district of Ontario, Canada, owned and operated by a subsidiary of Kinross Gold Corporation.

●	On August 1, 2022, we acquired a sliding scale gross royalty from Kennecott Royalty Company, a wholly owned subsidiary of Rio Tinto European Holdings Limited, on production from an area including the Cortez mine operational area, including the Pipeline, Crossroads, Cortez Hills and Goldrush deposits, and the Fourmile development project for cash consideration of $525 million. Based on information available, the royalty would not cover the existing Robertson deposits. At gold prices above $900 per ounce, the sliding scale gross royalty is an effective 1.2% gross royalty and is not subject to any stepdowns or caps.
●	On March 14, 2022, we made our final advance payment toward the Khoemacau option stream which increased our right to receive payable silver produced from Khoemacau from 93% to 100%.

●	We had revenue of $603.2 million for the year ended December 31, 2022, compared to $653.6 million for the comparable prior year period. This was an 8% decrease period over period.

●	We generated $417.3 million of net operating cash flow for the year ended December 31, 2022, compared to $461.9 million for the comparable prior year period. This was a 9.7% decrease period over period.

●	At December 31, 2022, we had $575 million outstanding under our $1.0 billion revolving credit facility and had cash and equivalents of $119 million.

●	We increased our calendar year dividend to $1.50 per basic share, which is paid in quarterly installments throughout calendar year 2023. This represents a 7% increase compared with the dividend paid during calendar year 2022.

Certain Definitions

Dollar or “$”: Refers to U.S. dollars. We refer to Canadian dollars as C$.

Development stage property. A property that has mineral reserves disclosed but no material extraction.

Exploration stage property: A property that has no mineral reserves disclosed.

Gold equivalent ounces (GEOs): GEOs are calculated as Royal Gold’s revenue divided by the average gold price for the period, with the gold price determined based on the LBMA Price.

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

LBMA Price: The London Bullion Market Association PM fixing prices in U.S. dollars for gold and daily fixing prices in U.S. dollars for silver.

LME Price: The London Metals Exchange settlement price for copper and other metals, as applicable.

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

Mineralized material: A term used for reporting historically that refers to that part of a mineral system that has potential economic significance but is not included in the proven and probable reserve estimates until further drilling and metallurgical work is completed, and until other economic and technical feasibility factors based on such work have been resolved.

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

Proven mineral reserve: The economically mineable part of a measured mineral resource that can only result from conversion of a measured mineral resource.

Payable metal: Ounces or pounds of metal in concentrate after deduction of a percentage of metal in concentrate by a third-party smelter pursuant to smelting contracts.

Royalty: The right to receive a percentage or other denomination of mineral production from a mining operation.

Ton: A unit of weight equal to 2,000 pounds or 907.2 kilograms.

Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Our Operational Information

We manage our business under two reportable segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2022, we owned nine stream interests, which are on eight production stage properties and one development stage property. Stream interests accounted for 69%, 66%, 69%, and 72% of our total revenue for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021 and 2020, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2022, we owned royalty interests on 32 production stage properties, 18 development stage properties and 123 exploration stage properties, of which we consider 52 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for reserves. Royalty interests accounted for 31%, 34%, 31%, and 28% of our total revenue for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021 and 2020, respectively.

Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of December 31, 2022			As of December 31, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$511,957	$620,549	$1,132,506	$579,326	$412,419	$991,745
Dominican Republic	320,867	—	320,867	350,083	—	350,083
Africa	299,722	321	300,043	297,569	321	297,890
Chile	236,312	224,116	460,428	249,147	224,116	473,263
United States	—	823,203	823,203	—	107,761	107,761
Mexico	—	50,156	50,156	—	60,977	60,977
Australia	—	22,120	22,120	—	27,496	27,496
Rest of world	101,440	26,639	128,079	107,920	26,617	134,537
Total	$1,470,298	$1,767,104	$3,237,402	$1,584,045	$859,707	$2,443,752

Our reportable segments for purposes of assessing performance for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021 and 2020, respectfully, are shown below (amounts are in thousands):

	Year Ended December 31, 2022
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$212,369	$46,438	$—	$67,368	$98,563
Dominican Republic	85,863	26,211	—	29,216	30,436
Africa	53,787	11,135	—	24,348	18,304
Chile	47,347	7,165	—	12,835	27,347
Rest of world	18,427	3,693	—	9,759	4,975
Total stream interests	417,793	94,642	—	143,526	179,625

Royalty interests
United States	$81,642	$—	$4,131	$13,966	$63,545
Mexico	52,388	—	—	10,822	41,566
Canada	27,210	—	2,890	9,039	15,281
Australia	15,672	—	—	1,089	14,583
Africa	316	—	—	—	316
Rest of world	8,185	—	—	—	8,185
Total royalty interests	185,413	—	7,021	34,916	143,476
Total	$603,206	$94,642	$7,021	$178,442	$323,101

	Six Months Ended December 31, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$115,544	$25,396	$—	$44,886	$45,262
Dominican Republic	52,958	16,540	—	16,615	19,803
Chile	28,075	4,216	—	7,457	16,402
Africa	22,228	4,652	—	9,452	8,124
Rest of world	7,746	1,525	—	4,193	2,028
Total stream interests	226,551	52,329	—	82,603	91,619

Royalty interests
United States	$54,046	$—	$2,601	$5,056	$46,389
Mexico	31,858	—	—	5,890	25,968
Canada	13,756	—	1,811	5,208	6,737
Australia	11,174	—	—	621	10,553
Africa	1,107	—	—	—	1,107
Rest of world	4,460	—	—	92	4,368
Total royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$190,537	$40,121	$—	$78,520	$71,896
Dominican Republic	115,583	33,453	—	39,771	42,359
Chile	82,164	12,048	—	21,057	49,059
Africa	35,705	7,276	—	11,246	17,183
Total stream interests	423,989	92,898	—	150,594	180,497

Royalty interests
United States	$68,611	$—	$3,482	$5,938	$59,191
Mexico	58,212	—	—	9,084	49,128
Canada	31,671	—	3,261	12,341	16,069
Australia	21,466	—	—	1,889	19,577
Africa	2,801	—	—	—	2,801
Rest of world	9,106	—	—	3,367	5,739
Total royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$158,736	$39,257	$—	$65,017	$54,462
Dominican Republic	96,978	27,882	—	45,115	23,981
Chile	74,219	10,878	—	23,846	39,495
Africa	29,935	5,873	—	10,700	13,362
Total stream interests	359,868	83,890	—	144,678	131,300

Royalty interests
United States	$48,692	$—	$2,451	$4,954	$41,287
Mexico	32,731	—	—	7,797	24,934
Canada	30,524	—	1,373	10,397	18,754
Australia	15,252	—	—	1,939	13,313
Africa	2,575	—	—	—	2,575
Chile	—	—	—	—	—
Rest of world	9,177	—	—	5,282	3,895
Total royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058
(1)	Excludes depreciation, depletion and amortization.
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
(3)	Refer to Note 15 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income before income taxes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our production stage stream and royalty interests. During the year ended December 31, 2022, we derived approximately 84% of our revenue from precious metals (including 73% from gold and 11% from silver), 12% from copper, and 4% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

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

Regulation

Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Mexico, Botswana and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

Human Capital Resources

Employees

We currently have 31 employees, 22 of whom work out of our headquarters in Denver, Colorado. The remainder work out of our offices in Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement.

Human Capital Management Strategy

The continued growth and success of our business depends on our people, and our people are our most important resource. Management is responsible for ensuring that our policies and practices support our desired corporate culture and employee development. Our human capital management strategy is built on attracting the best talent and developing and retaining talent. We have benefited from a very low voluntary turnover rate, with many of the current staff still with the company after 10 years of employment.

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

We are committed to an inclusive work environment where individuals are treated with fairness and respect and are given equal opportunity to develop and advance without regard to age, race, sex, gender identity or characteristics, color, religion, national origin, disability, sexual orientation, marital status, military status, pregnancy, genetic information, or any other status protected by state or local law.

We are committed to providing equal opportunities for promotion, compensation, training and development to all qualified individuals. We maintain a Diversity & Inclusion Policy that outlines our values, commitment to a diverse and inclusive Board and workforce and procedures for carrying out the policy. Among other things, when identifying new director candidates, the Compensation, Nominating and Governance Committee of our Board of Directors will require that the initial list of candidates, whether generated internally or by a third-party search firm, include qualified diverse candidates of gender, as well as racial and ethnic, diversity. Candidates for new hire employee positions, including senior management, will be recruited and considered in similar fashion.

Safety

We are committed to the wellbeing of all our employees. We promote a safe and healthy workplace and require strict adherence to legal and ethical standards in our business practices. For each of the past six years, we have recorded a total recordable injury frequency rate of zero for our employees. We maintain a People Policy that outlines our approach to maintaining safe work conditions for our employees. In response to the continued effects of the COVID-19 pandemic, we put in place initiatives to support our team in maintaining a healthy work-life balance at all our offices, including a hybrid in-office work schedule.

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

Host Community Commitment

We actively seek opportunities to advance sustainability initiatives with the goal of supporting communities that host the operations in which we hold stream and royalty interests during and following our operators’ mining operations. Many of our operators also actively and positively impact the communities where they mine. We encourage their sustainability initiatives and other efforts and often make our own financial contributions in support of their programs.

Local Community Support

We also believe in supporting the communities where we live and work. Our annual charitable giving is administered by a committee of employees that selects donation targets and recipients in our local communities. We are proud to partner with leading charities in Denver, Lucerne, Toronto, and Vancouver that are actively responding to community needs with respect to medical supplies, homelessness, food security, elder care, and education.

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

Market prices for gold, silver, copper, nickel, and other metals may fluctuate widely over time and are affected by numerous factors beyond our control. These factors include metal supply and demand, industrial and jewelry fabrication, investment demand, central banking actions, inflation expectations, currency values, interest rates, forward sales by metal producers, and legal, political, social, trade, economic, or banking conditions.

Our revenue is directly tied to metal prices and is particularly sensitive to changes in the price of gold, as we derive the majority of our revenue from gold stream and royalty interests. Under our stream agreements, we purchase metal at a fixed price or a stated percentage of the market price and then sell the metal in the open market. If market prices decline, our revenue and cash flow from metal sales decline. A price decline can also impact our revenue under certain sliding-scale royalty agreements as we may receive a lower royalty rate when prices fall below specified thresholds. In addition, some of our royalty agreements are based on the operator’s concentrate sales to smelters and allow for price adjustments between the operator and the smelter based on changes in metals prices between the date an operator ships concentrate to its offtake customer and the date the sale of concentrate is finally settled (typically a period of three to five months). These price adjustments can decrease our revenue in future periods if metal prices decline following shipment.

Metal price declines could cause an operator to reduce, suspend, or terminate production or development at a project, which would impact our future revenue from the project. These production or development decisions could prevent us from recovering our initial investment in the project or result in an impairment to the value of our initial investment.

We own nonoperating interests in mining properties and cannot ensure properties are developed or operated in our best interests.

Our revenue is derived entirely from stream and royalty interests in properties owned and operated by third parties. In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all or substantially all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations, as well as estimates of resources and reserves. The interests of the operators and those of Royal Gold on the relevant properties are not always aligned, which can result in lower or delayed payments to us compared to what we anticipated.

We often have limited access to data about operating properties, which may make it difficult for us to project or assess the performance of our stream and royalty interests or to confirm mineral reserves and mineral resources.

We often do not have the contractual right under our stream and royalty agreements to receive production, operating, and other data, nor do we have the right to access the property or obtain drilling and metallurgical data that would allow us to confirm mineral reserves and mineral resources applicable to the properties in which we hold stream and royalty interests. As a result, it may be difficult for us to project or assess the performance of a stream or royalty interest, and we generally are unable to conduct our own mineral reserve and mineral resource analysis.

Our stream and royalty interests may not result in anticipated returns or may not otherwise ultimately benefit our business.

We are continually reviewing opportunities to acquire new stream and royalty interests, and we have acquisition opportunities at various stages of review. Any acquisition could be material to us. At times, we also consider opportunities to restructure our existing stream or royalty interests where we believe the restructuring would provide a long-term benefit to us, even though it could reduce near-term revenues or result in the incurrence of transaction-related costs. The success of our stream and royalty interests is based in part on our ability to make accurate assumptions at the time of acquisition or restructuring about the amount and timing of revenue to be derived from those interests. These assumptions are based on a variety of factors, including the geological, geotechnical, hydrogeological, hydrological, metallurgical, legal, permitting, environmental, social, and other aspects of the projects. For development projects, we also make assumptions about the cost, timing, and conduct of development. If an operator fails to bring a project into production as expected or if actual performance otherwise falls short of our assumptions, our revenue derived from the project may not be sufficient to yield an adequate, or any, return on our investment. In addition, we could be required to decrease the carrying value of our investment, which could have a material adverse effect on our results of operations or financial condition. We cannot ensure that any acquisition or other transaction will ultimately benefit Royal Gold.

Our future success depends on our ability to acquire additional stream or royalty interests at appropriate valuations.

Our future success depends largely on our ability to acquire additional stream and royalty interests at appropriate valuations. We may not adequately assess technical, operational, legal, environmental or social risks in connection with new acquisitions, which might adversely impact our expected investment returns or future results of operations. We may not be able to identify and complete acquisitions of additional interests at appropriate prices or terms. We may not have sufficient liquidity or may not be able to obtain debt or equity financing at an acceptable cost of capital in order to fund acquisitions due to economic volatility, credit crises, declines in metal prices, or changes in legal, political, social or other conditions. In addition, certain of our competitors are larger and have greater financial resources than we do, and we may not be able to compete effectively against them. Further, there has been significant growth in the number and relative size of stream and royalty companies over the last several years and some of these companies might have different investment criteria and costs of capital than we do, or are subject to different tax and accounting rules than we are, and we may not be able to compete effectively against them. Changes to tax rules, accounting policies, or the treatment of stream interests by ratings agencies could make streams or royalties less attractive to operators or render us less able to compete with other stream and royalty companies that are organized in countries with more favorable tax, accounting and regulatory regimes.

For some properties, we may not realize all of the expected benefits of our investments if operators are unable to replace current mineral reserves as they are consumed or identify new mineral resources, which could impact our future results of operations.

For some properties, our return on investment depends in part on the operators’ ability to replace mineral reserves as they are consumed in the ordinary course of mining. If current mineral reserves are not replaced as they are mined through conversion of mineral resources to new mineral reserves, or new mineral resources are not identified through expansion of known deposits, exploration, or otherwise, our expected investment returns or future results of operations could be adversely affected.

A significant portion of our revenue comes from a small number of operating properties, which means that adverse developments at these properties could have a more significant or lasting impact on our results of operations than if our revenue was less concentrated.

Approximately 70% of our revenue for the year ended December 31, 2022 came from 6 properties: Mount Milligan (30%), Pueblo Viejo (14%), Cortez (8%), Andacollo (8%), Peñasquito (7%), and Khoemacau (3%). We expect these properties to continue to represent a significant portion of our revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these properties could have a more significant or longer-term impact on our results of operations than if our revenue was less concentrated.

A significant disruption to our information technology systems or those of our third party service providers could adversely affect our business and operating results.

We rely on a variety of information technology and automated operating systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational and investment management, and email. These systems contain, among other information, our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of such data is critical to the efficient operation and management of our business, and these functions are outsourced by us to third-

party service providers on whom we rely for the security and proper functioning of these systems. In addition, these systems could require modifications or upgrades from time to time as a result of technological changes or growth in our business, and we might change the third-party service providers with whom we contract to maintain the functioning or security of these systems from time to time, which modifications, upgrades or changes could be costly and disruptive to our operations and could impose substantial demands on management’s time. Our systems, and those of our third-party service providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks. Any security breach could compromise our networks, and the information stored on them could be improperly accessed, disclosed, lost, stolen or restricted. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we or our third party service providers might be unable to anticipate these techniques, and the steps that we or our third party service providers have taken to secure our systems and electronic information might not be adequate to prevent a disruption or attack. Any unauthorized activities could disrupt our operations or those of our third-party service providers on which we are dependent, damage our reputation, or result in legal claims or proceedings, any of which could adversely affect our business, reputation, or operating results.

We depend on the services of our executives and other key employees, and the loss of one or more of these individuals could harm our business.

We believe that our success depends on retaining qualified executives and other key employees, especially in light of our limited number of personnel. These individuals have significant industry and Company-specific experience. If we are unsuccessful at retaining or attracting qualified personnel, our business could be disrupted and our reputation could be harmed, adversely impacting our ability to achieve our business objectives. We do not currently maintain key person life insurance on any of these individuals or our directors.

We face various risks related to health epidemics, pandemics and similar outbreaks, which could have material adverse effects on our business, results of operations, financial position, and/or the trading price of our stock.

Health epidemics, pandemics and similar outbreaks could cause significant volatility and uncertainty in the global economy and financial markets, supply chain issues, labor shortages, and declines in metal prices, and such events could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms, or at all, and could require temporary curtailments of operations at the properties subject to our royalty and streaming interests, as occurred at Mount Milligan, Pueblo Viejo, Peñasquito and Khoemacau in response to the COVID 19 pandemic. In addition, health epidemics, pandemics and similar outbreaks and their resulting impacts may make it difficult for the operators of the properties subject to our royalty and streaming interests to forecast expected production amounts. The effects of health epidemics, pandemics and similar outbreaks will ultimately depend on many factors that are outside of our control (including the severity and duration of such events and government and operator actions in response to such events) and could materially and adversely impact our business, results of operations, financial position, and/or the trading price of our stock.

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

We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following:

●	insufficient ore reserves
●	increased capital or operating costs
●	declines in the price of gold, silver, copper, nickel, or other metals
●	declines in metallurgical recoveries
●	construction or development delays

●	operational disruptions, including those caused by pandemics or other global or local health crises
●	inability to assess and manage project technical risks
●	inability to obtain or maintain necessary permits
●	inability to replace or increase reserves and/or mineral resources as properties are mined
●	inability to maintain, or challenges to, exploration or mining rights
●	changes in mining taxes and royalties payable to governments and political environments in general
●	significant changes to environmental, permitting, or other legal or regulatory requirements or the enforcement of such requirements
●	challenges to operations, permits, or mining rights by local communities, indigenous populations, non-government organizations, or others and ineffective management of stakeholder communications and relations
●	litigation between operators and third parties relating to the properties
●	community or civil unrest, including protests and blockades
●	labor shortages, increased labor costs, labor disputes, strikes, or work stoppages or inability to access sufficient experienced and trained personnel
●	unavailability of mining, drilling, or other equipment
●	unanticipated geological conditions or metallurgical characteristics
●	unanticipated groundwater or surface conditions, including lack of access to sufficient water
●	inadequate supplies of power or other raw materials
●	pit wall or tailings dam failures or underground stability issues
●	fires, explosions, major mechanical or electrical equipment failures, other industrial accidents or other property damage
●	challenges managing land disturbances, reclamation requirements, tailing and waste storage, release of contaminants or other environmental incidents or damage
●	failure to operate in accordance with industry standard safety practices or government regulations
●	occurrence of safety events, including lost time incidents and/or fatalities
●	natural catastrophes and environmental hazards such as unanticipated groundwater or surface water conditions, earthquakes or hurricanes
●	physical effects of climate change, such as extreme changes in temperature, extreme precipitation events, flooding, longer wet or dry seasons, increased temperatures and drought, increased or decreased precipitation and snowfall, wildfires, or more severe storms, and regulatory changes designed to reduce the effects of climate change, including regulations designed to curtail greenhouse gas emissions, which may lead to increased costs for mine operators
●	market risks associated with the perception of mine operators’ environmental, social and governance (“ESG”) performance and their ability to deliver on ESG commitments and expectations
●	market conditions, including prolonged periods of inflation and supply-chain disruptions and increased interest rates
●	uncertain political and economic environments, including economic downturns
●	insufficient financing or inability to obtain financing at all or at an acceptable cost of capital
●	default by an operator on its obligations to us or its other creditors and counterparties
●	insolvency, bankruptcy, or other financial difficulty of the operator

The occurrence of any of these events could negatively impact operations at the properties in which we hold stream or royalty interests, which in turn could have a material adverse effect on our revenue, cash flow and financial condition.

Most of our revenue is derived from properties outside the United States, and risks associated with conducting business in foreign countries or other sovereign jurisdictions could adversely affect our business, results of operations, financial condition, or the trading price of our common stock.

Approximately 86% of our revenue for the year ended December 31, 2022, came from properties outside of the United States, and many of our operators are organized outside of the United States. Our principal production stage stream and royalty interests on properties outside of the United States are located in Canada, the Dominican Republic, Mexico, Chile and Botswana. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations. Our activities and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:

●	expropriation or nationalization of mining property or other government takings
●	seizure of mineral production
●	exchange and currency controls and fluctuations
●	limitations on foreign exchange or repatriation of earnings
●	restrictions on mineral production or price controls
●	import or export regulations, including trade wars and sanctions and restrictions on metal exports
●	changes in government taxation, royalties, tariffs, or duties
●	changes in economic, trade, diplomatic, or other relationships between countries or the effects on global and economic conditions, the stability of global financial markets, or the ability of key market participants to operate in certain financial markets, including the imposition of sanctions on doing business with certain governments, companies or individuals
●	high rates of inflation
●	unfamiliar or uncertain foreign real estate, mineral tenure, safety, or environmental laws or rules
●	war, crime, terrorism, sabotage, blockades, or other forms of civil unrest
●	uncertain political or economic environments, including economic downturns
●	corruption
●	exposure to liabilities under anti-corruption or anti-money laundering laws
●	suspension of the enforcement of creditors’ or stockholders’ rights
●	loss of access to government-controlled infrastructure, such as roads, bridges, rails, ports, power sources, and water supplies

In addition, because many of our operators are organized outside of the United States, our stream and royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to foreign ownership structures, corporate transactions, creditors’ rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

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

The operators of the properties in which we hold stream and royalty interests generally prepare production, mineral reserve and mineral resource estimates for the properties. We do not independently prepare or verify this information and generally lack sufficient information and access to properties to do so. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production and mineral reserve or mineral resource estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data, geological interpretation, geotechnical, geologic and mining conditions, metallurgical recovery, metal prices, operating costs, capital expenditures, development and reclamation costs, mining technology improvements, and the effects of government regulation. If any of the assumptions that operators make in connection with production and mineral reserve or mineral resource estimates are incorrect, actual production could be significantly lower than the production, mineral reserve or mineral resource estimates, which could adversely affect our future revenue and the value of our investments. In addition, if operators’ estimates with respect to the timing of production are incorrect, we may experience variances in expected revenue from period to period.

Further, operators’ estimates of mineral resources are subject to future exploration and development and associated risks and may never convert to future reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

The operators of properties subject to our interests may be subject to growing environmental risks, including risks associated with climate change, which could have a material adverse effect on us, our financial condition or the value of our interests or of our common stock.

Mining operations are subject to extensive laws and regulations governing land use and the protection of the environment. In addition, many countries have implemented laws and regulations designed to address the effects of climate change, including rules to disclose and reduce industrial emissions and other environmental impacts to which operators or we might be subject. These laws and regulations are constantly evolving in a manner generally expected to result in stricter standards, more liability, and increased costs. Compliance with these laws and regulations can impose substantial costs and burdens on the operators of properties subject to our interests and perhaps on us as well. In addition, an operator’s failure to comply with these laws and regulations could result in injunctive action, orders to suspend or cease operations, damages, or civil or criminal penalties on the operator. If any of these events were to occur, our revenue or the value of our interests could be adversely affected.

Climate change may also pose physical risks to the properties in which we hold an interest. This could include adverse effects on operations as a result of increasing occurrences of extreme weather events, flooding, water shortages, changes in rainfall and storm patterns, changes in sea levels, heat stress, wildfires, and other negative weather and climate patterns. For example, Andacollo experienced flooding due to a significant rainfall event in July 2022, which caused operations to shut down for five days.  These events could damage assets, negatively impact production, harm human life, halt mining operations, temporarily close supporting infrastructure or reduce labor productivity, among other effects.

Market impacts due to climate change and the transition to a low-carbon economy will be varied and complex. Supply and demand for certain commodities, products and services might shift in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy, remain uncertain. Potential financial impacts may include increased production costs due to changing input prices, re-pricing of land and assets, increased global competition for key materials needed for new technologies, potential cost increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.

In addition, governments and public-company stockholders are increasingly seeking enhanced disclosures on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and demanding that companies take a proactive approach to addressing and reducing perceived environmental risks, including the physical, transition and liability risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that impacts any of the operators of the properties in which we hold interests could have a negative impact on our business. As a holder of stream and royalty interests, we generally will not have any influence on litigation such as this and more than likely not have access to non-public information concerning such litigation. In addition, we might not have access to sufficient information on the operations in respect of which we hold stream and royalty agreements in order to adequately comply with regulations or meet stockholder expectations on adequate disclosure or to quantify the potential impacts of climate change on our business.

Challenges relating to climate change could have an impact on the ability of these operators to access the capital markets and such limitations could have a corresponding negative effect on their business and operations. Although we do not conduct mining operations on the properties in which we hold stream and royalty interests and are not legally required to contribute to environmental or other operating costs on the properties, our own governmental regulators and stockholders may nonetheless demand that we bear some responsibility for addressing these environmental risks. If this were to occur, the value of our interests or your shares of common stock could be adversely affected.

Further, due to expansive environmental laws, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in mining claims or leases. These liabilities could have a material adverse effect on our results of operations or financial condition.

Finally, lenders might be unwilling to provide financing to the mining industry, including companies like Royal Gold that acquire stream and royalty interests in mining projects, due to such lenders’ concerns regarding market perceptions of the mining sector and lender commitments to net-zero emissions targets. If we encounter difficulties in accessing the commercial debt market, our ability to finance new acquisitions of stream and royalty interests could be materially and adversely affected. In addition, if we have to rely on issuing equity to finance transactions, our stock price could be negatively impacted and our stockholders’ ownership could be diluted.

Financing Risks

Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2022, we had $575 million outstanding and $425 million available under our revolving credit facility. Our credit facility contains a floating interest rate. We may incur additional indebtedness in the future. Current and future indebtedness could have important consequences, including the following:

●	require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, or dividends
●	limit our flexibility in planning for, or reacting to, changes in our business
●	restrict us from exploiting business opportunities
●	make us more vulnerable to a downturn in our business or the economy
●	place us at a competitive disadvantage compared to our competitors with less indebtedness
●	require the consent of our existing lenders to incur additional indebtedness
●	limit our ability to borrow additional funds for acquisitions, working capital, or debt-service requirements
●	increase our cost of capital, including as a result of higher interest rates and the effects of exchange rates
●	increase our exposure to the credit risks of bank group lenders or those institutions with which we maintain deposits

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

Legal Risks

Defects in our stream or royalty interests or the bankruptcy or insolvency of an operator could have a material adverse effect on the value of our investments.

Despite our due diligence practices, it is possible that unknown defects or problems will exist relating to the existence, validity, enforceability, terms, or geographic extent of our stream and royalty interests. Similarly, stream interests and, in many jurisdictions, royalty interests, are or can be contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. In addition, the contracts governing our stream and royalty interests might not have sufficient legal protections or a court could impose restrictions on our enforcement rights. If our stream or royalty interests were set aside through judicial or administrative proceedings or if we are unable to enforce our contractual rights, the value of our investments could be adversely affected.

Some of the agreements governing our stream and royalty interests contain terms that reduce or cap the revenue generated from those interests.

Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery, or payment milestones are achieved or other events occur. For example, our stream interests at Pueblo Viejo, Andacollo and Khoemacau and certain of our royalty interests at other properties contain these types of limitations. As a result, past production and revenue relating to these interests may not be indicative of future results. In addition, some of our stream and royalty interests do not cover all of the mineral reserves or mineral resources at certain properties, which could mean that overall performance reported by the operators may not correlate to the performance of our interests in the properties.

Operators may fail to comply with their contractual arrangements with us or may interpret their obligations in a manner adverse to us, which could decrease our revenue or increase our costs.

At times, operators may be unable or unwilling to fulfill their contractual obligations to us. In addition, we often rely on the operators for the calculation of our stream deliveries or royalty payments and there is a risk of delay, error, and additional expense in receiving deliveries or payments. Payments may be delayed by restrictions imposed by lenders, delays in the sale or delivery of products, or the ability or willingness of smelters and refiners to process mine products. Our rights to payment under our stream and royalty agreements must, in most cases, be enforced by contract. When we enter into new stream or royalty agreements, we attempt to secure contractual rights that allow us to monitor operators’ compliance with their obligations to us, such as audit or access rights. However, these rights may not be sufficient to ensure compliance. In addition, our stream and royalty agreements are often complex and may be subject to interpretation or uncertainties. Operators and other counterparties may interpret our interests in a manner adverse to us. For these or other reasons, we could be forced to expend resources or take legal action to enforce our contractual rights. We may not be successful in enforcing our contractual rights. As a result, our revenue relating to the disputed interests could be adversely affected. We may also need to expend significant monetary and human resources to defend our position, which could adversely affect our results of operations. In addition, we may be required to make retroactive revenue adjustments in future periods relating to past period revenue as a result of information that we learn through audit or access rights or otherwise from operators and other counterparties.

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

We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other laws that prohibit improper payments or offers of payments to third parties, including foreign governments and their officials, for the purpose of obtaining or retaining business. In some cases, we invest in mining operations in certain jurisdictions where corruption may be more common. Our international investment activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees or agents in violation of our policies. In addition, the operators of the properties in which we own stream and royalty interests may fail to comply with anti-corruption laws and regulations. Although we do not operate these properties, enforcement authorities could deem us to have some culpability for the operators’ actions. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties to us and could have an adverse effect on our reputation.

Risks Related to our Common Stock

Our stock price may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during the year ended December 31, 2022, the market price of our common stock ranged from a low of $86.46 to a high of $146.33. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:

●	economic, market, or political, social or public health conditions

●	market prices of gold, silver, copper, nickel, and other metals
●	developments relating to properties on which we hold stream or royalty interests
●	interest rates and inflation rates and expectations about both
●	currency values
●	credit market conditions

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

This Item 2 provides summary information about our overall portfolio of stream and royalty interests, as well as more detailed information about our material properties. Royal Gold management periodically reviews the materiality of individual royalty and stream interests within our portfolio. As of December 31, 2022, we determined that six of our stream and royalty interests are material to our business under SK1300: Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito and Pueblo Viejo. We sometimes refer to these properties as our material, or principal, properties. In making this determination, management considers primarily estimated future revenue and, to a lesser extent, historical revenue. Estimated future revenue is based on several factors, including mineral reserves and resources subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal price and mine life assumptions. Based on the factors discussed above, we no longer consider our stream interest at the Wassa Gold Mine in Ghana to be a principal property.

Under SK1300, disclosures of material mineral reserves and resources must be based on a technical report summary prepared by a qualified person, absent an exemption. With respect to our material properties, our disclosures in this Item 2 are based on information provided to us by the operators of the properties or the operators’ public filings with the SEC or Canadian securities regulators including technical reports filed with Canadian securities administrators pursuant to National Instrument 43-101 (“NI 43-101”), 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”) and a technical report prepared under the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). As of the date of this disclosure, these operators of our material properties have not filed technical report summaries for the properties with the SEC for the year ended December 31, 2022.

Since we are a stream and royalty company, and as further discussed below, we are relying on the exemption for stream and royalty companies set forth in Section 1302(b)(3)(ii) of Regulation S-K, which provides that a stream, royalty or similar company is not required to file a technical report summary with the SEC with respect to an underlying property where either (a) obtaining the information would result in an unreasonable burden or expense, or (b) the company requested the technical report summary from the owner, operator or other person possessing the technical report summary who denied the request. Our summary and individual property disclosures are also provided in accordance with Sections 1303(a)(3) and 1304(a)(2) of Regulation S-K, respectively, which provide that a registrant with a stream, royalty or other similar right may omit certain information required by the summary and individual property disclosure requirements if the registrant specifies the information to which it lacks access, explains the reason it lacks the required information and provides all required information that it does possess or which it can acquire without incurring an unreasonable burden or expense.

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

Mineral resources and mineral reserves discussed in Item 2 are as publicly disclosed or provided to us by the operators of the properties, as of the dates indicated in the disclosure. Royal Gold does not attempt to account for mineral resource or mineral reserve depletion due to mining activities, nor for mineral resource or mineral reserve expansion due to exploration activities, because Royal Gold does not have access under its agreements with its operators to the technical data required to account for this depletion or expansion. In accordance with Sections 1303(a)(3) and 1304(a)(4) of SK1300, Royal Gold is providing all required information in its possession or which it can acquire without incurring an unreasonable burden or expense. The property information included herein contains information reported by our operators in their respective jurisdictions pursuant to SK1300, or applicable mining codes based on the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”), such as JORC Code and NI 43-101. The SEC’s disclosure regime under SK1300, while similar to other CRIRSCO-based codes used in other jurisdictions, does not permit the substitution or reciprocal recognition of resources and reserves determined under the mining disclosure regimes of other jurisdictions. Royal Gold is providing this information because it represents information that Royal Gold has in its possession that we consider to be material to our investors. While SK1300 definitions are substantially similar to those set forth in the CIM and JORC, there are variations. Therefore, the mineral resources, mineral reserves and other technical information included in this annual report on Form 10-K could vary if it had been determined by a mining operator required to comply with SK1300.

Most of our principal properties are operated by companies that report mineral resources and reserves pursuant to regulatory standards other than SK1300. For example, each of Pueblo Viejo and Cortez, operated by Barrick, and Andacollo, operated by Teck Resources Limited (“Teck”), as reporting companies under Canadian securities laws, are permitted under SK1300 to rely on Canadian property and mineral resource and reserve reporting standards accepted in their home jurisdiction (NI 43-101 in Canada), rather than those set forth in SK1300, under the SEC’s Multijurisdictional Disclosure System. Further, Canadian securities laws and regulations allow annual information forms covering the previous fiscal year to be filed within 90 days (or 120 days in some instances) after the applicable company’s fiscal year end. Mount Milligan is operated by Centerra, which is not listed for trading in the U.S. and does not file reports under the Securities Exchange Act of 1934, as amended, with the SEC and therefore does not need to comply with SK1300.  Khoemacau is privately owned and is also not subject to SEC reporting. Peñasquito, operated by Newmont Corporation (“Newmont”), is our only principal property for which a property and technical report is prepared under SK1300. Newmont’s Annual Report on Form 10-K is subject to the same deadline as this Form 10-K, and thus their technical report is not filed in time for us to refer to it in this Form 10-K. As a result of the foregoing, in most cases, we refer to mineral resource and reserve information for our principal properties as of periods earlier than December 31, 2022, in reliance on the exception to SK1300 pertaining to royalty companies regarding information they do not have under 1302(b)(3), 1303(a)(3) and 1304(a)(2) of SK1300 as discussed above.

Internal controls for determining and reporting the mineral resources and mineral reserves disclosed in Item 2 are the internal controls specific to the individual projects and are maintained by the operators. In general, mineral resources and mineral reserves are supported by technical studies relevant to the jurisdictions within which the operators conduct their financial disclosure, and qualified persons specified by the operators (as determined by the laws and disclosure rules in the applicable jurisdictions) have endorsed the quality of the work. Royal Gold’s agreements with its operators do not give Royal Gold access to underlying technical data sufficient to specifically confirm the opinion of the qualified persons for each mineral resource or mineral reserve or the status of the qualified persons as qualified persons under SK1300.

Summary

We own a large portfolio of stream and royalty interests on properties at various stages of review and development.

The following map shows the approximate geographic distribution of all properties on which we hold stream or royalty interests. In many cases, properties shown on the map are in close proximity and the individual properties are not separately identifiable.

Aggregate annual production for all properties on which we hold interests during the year ended December 31, 2022, the six months ended December 31, 2021, and fiscal years ended June 30 2021 and 2020 is shown in the table below.

			Year Ended	Six Months Ended	Fiscal Years Ended
			December 31,	December 31,	June 30,	June 30,
Stream		Metal	2022	2021	2021	2020
	Mount Milligan	Gold (oz)	193,696	102,746	154,762	182,008
		Copper (lb)	78,742,419	38,064,499	84,961,904	67,261,204
	Andacollo	Gold (oz)	26,150	15,641	44,140	48,135
	Pueblo Viejo	Gold (oz)	442,592	253,112	560,812	557,922
		Silver (oz)	1,622,221	1,044,062	2,033,962	2,333,927
	Khoemacau	Silver (oz)	896,883	257,680	-	-
	Other	Gold (oz)	470,167	982,812	421,589	428,598
	Other	Silver (oz)	425,791	448,958	355,638	314,645

Royalty
	Cortez	Gold (oz)	414,117	226,419	237,023	173,319
		Silver (oz)	126,792	37,780	36,280	14,326
	Peñasquito	Silver (oz)	29,731,870	16,096,518	30,852,342	27,809,812
		Copper (lb)	2,531,388	857,288	819,648	358,681
		Lead (lb)	146,789,281	81,415,297	185,597,653	182,293,971
		Zinc (lb)	373,148,732	212,349,387	412,746,614	393,861,837
	Other	Gold (oz)	2,549,930	1,998,656	3,418,898	2,853,675
	Other	Silver (oz)	2,843,599	1,316,894	3,305,133	5,708,602
	Other	Copper (lb)	205,176,006	91,554,376	220,937,235	290,610,834
	Other	Other (lb)	58,565,368	40,386,052	102,742,774	74,909,715

Location of the Properties

Approximately 86% of our revenue comes from properties outside of the United States, and most of our operators are organized outside of the United States. Our material properties are located in Botswana, Canada, Chile, the Dominican

Republic, Mexico and the United States. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations.

Type and Amount of Ownership Interests

A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. See “Certain Definitions” in Item 1. Business for more information.

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. See “Certain Definitions” in Item 1. Business for more information.

As of December 31, 2022, we owned 9 stream interests and 173 royalty interests.

Identity of Operator or Operators

We work with 137 different operators at our stream and royalty properties; 66 are headquartered in Canada, 23 are headquartered in the United States; and 48 are headquartered outside of Canada and the United States. In general, our operators are domiciled in the countries in which they operate. For further information about the operators of our material properties, refer to the section entitled “Material Properties” below.

Titles, Mineral Rights, Leases, or Options and Acreage Involved

The titles, mineral rights, leases, and options involved with our stream and royalty interests vary depending on the country and include exploitation concessions, unpatented and patented mining claims, fee lands, mining leases and prospecting and mining licenses. For information about the specific titles, mineral rights, leases, options and acreages involved at our material properties, refer to the section entitled “Material Properties” below.

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
a.Evaluation stage properties, for which mineral resources have been declared, supported by an appropriate technical report, and
b.Exploration stage properties, for which no mineral resources have been declared.

As of December 31, 2022, we owned stream interests on 8 production stage properties and 1 development stage property.

As of December 31, 2022, we owned royalty interests on 32 production stage properties, 18 development stage properties, and 123 exploration stage properties, of which we consider 52 to be evaluation stage properties.

Key Permit Conditions

Operators of the mines that are subject to our stream and royalty interests must comply with environmental, mine safety, land use, water use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Mexico, Botswana, and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.

We have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all or substantially all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, tailings storage facility (“TSF”) design and operation, plant and equipment matters, and temporary or permanent suspension of operations, as well as estimates of resources and reserves.

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

Chemical symbols are used to refer to metals of economic importance: gold (“Au”), silver (“Ag”), copper (“Cu”), lead (“Pb”), and zinc (“Zn”).

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

Table 2 Key Process Infrastructure for Principal Properties

,
Property	Processing
Andacollo	20.1 million tonne per annum (‘Mtpa”) sulfide flotation mill producing a copper-gold concentrate and copper dump leaching using SX-EW producing copper cathode
Cortez	4.90 Mtpa cyanide leaching mill along with gold dump leaching facilities for lower-grade, oxide gold ores and offsite processing of refractory ores, producing a gold-silver doré
Khoemacau	3.65 Mtpa sulfide flotation mill producing a copper-silver concentrate
Mount Milligan	21.9 Mtpa annum sulfide flotation operations, producing a single concentrate containing payable copper, gold and silver
Peñasquito

Sulfide flotation plant producing separate lead and zinc concentrates along with gold and silver doré from a pyrite leach circuit and from oxide ore dump leaching which has operated in the range of 35 to 36 Mtpa in recent years

Pueblo Viejo	8.76 Mtpa whole ore pressure oxidation and cyanide leaching plant producing separate gold and silver doré products

Measurement units presented in this document are generally metric units, with the exception that gold and silver quantities are reported in troy ounces and the content for copper, lead, and zinc are presented in pounds. There may be small rounding differences due to unit conversions. Additional specific information on the principal properties is available under Material Properties, below.

Mineral Resources and Reserves

Royal Gold controls metal streams and royalties for properties with a broad geographic distribution. Estimates of mineral resources and mineral reserves for these properties are tabulated based on the most recent disclosure presented by each of the individual operators of these properties, at dates and metal prices and grade and recovery assumptions specific to each mineral resource and mineral reserve estimate. It is not possible for Royal Gold to update or modify the individual mineral resource and mineral reserve statements because we do not have access to sufficient technical data required to do so. Table 3 is a summary of mineral resources exclusive of mineral reserves and aggregated by metal and by geographic area. Table 4 is a summary of mineral reserves aggregated by metal and by geographic area. Our material properties (Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito and Pueblo Viejo) and properties with mineral resources and mineral reserves that represent over 10% of the aggregate mineral resources or reserves that generate our stream or royalty interests (Peñasquito and Red Chris) are listed individually.

Mineral resources and mineral reserves are presented for the properties or portions of the properties that generate our stream and royalty interests without regard to the specific percentage of Royal Gold’s stream and royalty interest. In cases where our stream or royalty interest covers only a portion of a property, only the covered portion of the mineral resource or mineral reserve is included in the summary.

Table 3: Summary Mineral Resources (1),(2),(3),(4)

	Stream or Royalty Interest	Measured Mineral Resources		Indicated Mineral Resources		Measured & Indicated Mineral Resources		Inferred Mineral Resources
		Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)
GOLD RESOURCES
North America
Peñasquito	2.0% NSR	31.4	0.27	176.6	0.27	208.0	0.27	89.8	0.40
Red Chris (5)	1.0% NSR	9.5	0.15	437.5	0.30	447.0	0.30	188.5	0.32
Mount Milligan	35% of payable gold	36.5	0.26	152.8	0.31	189.3	0.30	4.6	0.47
Cortez	(6)	1.5	5.41	99.2	1.56	100.7	1.62	203.3	1.06
Remainder of North America	(7)	396.2	0.59	2,576.0	0.43	2,972.2	0.45	1,384.6	0.57
North America Total	(7)	475.2	0.55	3,442.1	0.43	3,917.2	0.45	1,870.8	0.59
Central America
Pueblo Viejo	7.5% of payable gold	11	1.41	50	1.51	61	1.50	4.6	1.80
Remainder of Central America	(7)	-	-	12.9	2.89	12.9	2.89	10.9	3.86
Central America Total	(7)	11	1.41	62.9	1.73	73.9	1.68	15.5	3.25
South America
Andacollo	100% of payable gold	41.5	0.11	353.9	0.09	395.4	0.09	72.6	0.08
Remainder of South America	(7)	37.7	1.63	326.4	1.37	364.1	1.40	313.7	1.10
South America Total	(7)	79.2	0.83	680.3	0.71	759.5	0.72	386.3	0.90
Africa
Africa Total	(7)	9.6	2.84	40.2	2.69	49.8	2.72	99.5	3.21
Australia
Australia Total	(7)	21.3	3.47	165.4	2.24	186.7	2.38	321.1	1.04
Europe
Europe Total		-	-	-	-	-	-	-	-
TOTAL GOLD RESOURCES	(7)	596.4	0.74	4,390.8	0.58	4,987.3	0.60	2,693.6	0.80

SILVER RESOURCES
North America
Peñasquito	2.0% NSR	31.4	25.71	176.6	26.36	208.0	26.26	89.8	28.00
Remainder of North America	(7)	267.2	2.80	2,264.0	5.16	2,531.2	4.91	817.0	15.02
North America Total	(7)	298.6	5.21	2,440.6	6.69	2,739.2	6.53	906.8	16.31
Central America
Pueblo Viejo	75% of payable silver	11	6.79	50	8.29	61	8.02	4.6	10.5
Remainder of Central America	(7)	-	-	12.4	2.39	12.4	2.39	8.4	4.90
Central America Total	(7)	11	6.79	62.4	6.96	73.4	6.76	13.0	6.89
South America
South America Total	(7)	0.4	16.92	4.6	5.22	4.9	6.13	10.1	3.14
Africa
Khoemacau	100% of payable silver	5.6	24.76	14.8	25.33	20.4	25.17	59.2	22.12
Remainder of Africa		-	-	-	-	-	-	-	-
Africa Total	(7)	5.6	24.75	14.8	25.33	20.4	25.17	59.2	22.12
Australia
Australia Total	(7)	0.5	4.38	2.0	66.26	2.4	54.52	0.7	59.18
Europe
Europe Total		-	-	-	-	-	-	-	-
TOTAL SILVER RESOURCES	(7)	316.0	5.59	2,524.4	6.85	2,840.4	6.71	989.8	16.42

COPPER RESOURCES
North America
Mount Milligan	18.75% payable copper	36.5	0.21%	152.8	0.17%	189.3	0.18%	4.6	0.07%
Red Chris (5)	1.0% NSR	9.5	0.24%	437.5	0.33%	447.0	0.33%	188.5	0.30%
Remainder of North America	(7)	266.0	0.28%	2,480.0	0.25%	2,746.1	0.25%	908.5	0.24%
North America Total	(7)	312.0	0.27%	3,070.3	0.26%	3,382.4	0.26%	1,101.6	0.25%
Central America
Central America Total		-	-	-	-	-	-	-	-
South America
South America Total	(7)	38.0	0.12%	501.1	0.28%	539.2	0.26%	1,659.5	0.43%
Africa
Africa Total		-	-	-	-	-	-	-	-
Australia
Australia Total	(7)	0.5	1.22%	27.0	0.36%	27.4	0.38%	215.7	0.30%
Europe
Europe Total	(7)	19.2	0.28%	23.0	0.26%	42.2	0.27%	7.1	1.23%
TOTAL COPPER RESOURCES	(7)	369.7	0.26%	3,621.5	0.26%	3,991.2	0.26%	2,983.9	0.35%

(1)

The dates of the mineral resources range between December 31, 2014, and December 31, 2022. The information included in this table that relates to our material properties is dated December 31, 2021, except for Khoemacau, which is dated June 30, 2021, and Cortez and Pueblo Viejo, which are dated December 31, 2022.

(2)

The metal prices for the gold resources range between $1,100 per ounce and $1,800 per ounce; the metal prices for the silver resources range between $17.00 per ounce and $25.00 per ounce; and the metal prices for the copper resources range between $2.50 per pound and $3.50 per pound.

(3)

The metal prices, recoveries, and cut-off grades used for reporting of mineral resources are specific to each individual property and have been reviewed by qualified persons selected by the individual operators. Royal Gold has not made any determination that such persons are or are not “qualified persons” under SK1300.

(4)	In certain cases, we have omitted mineral resource information for properties other than our material properties.

(5)

While the aggregate resources at Red Chris represent more than 10% of the aggregate mineral resources to which our royalty or stream interests apply, Royal Gold’s royalty interest in Red Chris is only a 1% NSR. Accordingly, we do not consider Red Chris to be a material property.

(6)

Royal Gold owns multiple royalty interests at the Cortez Complex, some of which overlap. For purposes of simplified disclosure, Royal Gold has divided its royalty interests at the Cortez Complex into two zones: the Legacy Zone and the Cortez Complex Zone (the “CC Zone”). The “Legacy Zone” royalty consists of an approximate equivalent 9.4% GSR royalty rate over the Pipeline and Crossroads deposits. The CC Zone includes an approximate equivalent 1.6% GSR royalty over the Cortez Hills, Cortez Pits, Fourmile and Goldrush deposits, an approximate equivalent 2.2% GSR royalty rate over the Goldrush SE deposit, and a 0.45% GSR royalty rate over the Robertson deposit.

(7)	Royal Gold owns royalty and stream interests in varying percentages on these properties. The resources listed are 100% of the resources to which the stream or royalty interest applies.

Table 4: Summary Mineral Reserves (1),(2),(3),(4)

	Stream or Royalty Interest	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
		Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)
GOLD RESERVES
North America
Peñasquito	2.0% NSR	115.0	0.61	247.0	0.51	362.0	0.54
Red Chris (5)	1.0% NSR	-	-	472.5	0.52	472.5	0.52
Mount Milligan	35% of payable gold	76.5	0.37	169.7	0.37	246.2	0.37
Cortez	(6)	2.2	5.63	221.1	2.22	223.3	2.26
Remainder of North America	(7)	304.3	1.03	362.3	1.11	666.6	1.07
North America Total	(7)	498.0	0.85	1,472.6	0.89	1,970.6	0.88
Central America
Pueblo Viejo	7.5% of payable gold	35.0	2.29	140.0	2.16	170	2.19
Remainder of Central America	(7)	-	-	11.0	3.20	11.0	3.20
Central America Total	(7)	35.0	2.29	151.0	2.23	186.0	2.25
South America
Andacollo	100% of payable gold	103.0	0.10	178.6	0.10	281.6	0.10
Remainder of South America	(7)	13.9	1.29	51.8	1.27	65.7	1.27
South America Total	(7)	116.9	0.24	230.4	0.36	347.3	0.32
Africa
Africa Total	(7)	8.9	2.44	9.2	3.49	18.1	2.97
Australia
Australia Total	(7)	11.1	2.56	134.3	2.18	145.4	2.21
Europe
Europe Total		-	-	-	-	-	-
TOTAL GOLD RESERVES	(7)	669.9	0.87	1,997.5	1.03	2,667.4	0.99

SILVER RESERVES
North America
Peñasquito	2.0% NSR	115.0	38.26	247.0	31.79	362.0	33.84
Remainder of North America	(7)	52.3	11.07	92.9	9.54	145.3	10.09
North America Total	(7)	167.3	29.76	339.9	25.71	507.3	27.04
Central America
Pueblo Viejo	75% of payable silver	35	12.95	140	13.76	170	13.60
Remainder of Central America	(7)	-	-	11.0	4.44	11.0	4.44
Central America Total	(7)	35	12.95	151.0	13.09	186.0	13.14
South America
South America Total	(7)	2.1	2.56	134.3	2.18	145.4	2.21

Africa
Khoemacau	100% of payable silver	11.0	20.76	22.9	19.15	33.9	19.67
Remainder of Africa		-	-	-	-	-	-
Africa Total	(7)	11.0	20.76	22.9	19.15	33.9	19.67
Australia
Australia Total		-	-	-	-	-	-
Europe
Europe Total		-	-	-	-	-	-
TOTAL SILVER RESERVES	(7)	215.4	26.81	513.8	21.71	729.2	23.21

COPPER RESERVES
North America
Mount Milligan	18.75% payable copper	76.5	0.20%	169.7	0.18%	246.2	0.18%
Red Chris (5)	1.0% NSR	-	0.00%	472.5	0.45%	472.5	0.45%
Remainder of North America	(7)	93.2	0.62%	50.1	0.75%	143.3	0.66%
North America Total	(7)	169.7	0.43%	692.2	0.40%	861.9	0.41%
Central America
Central America Total	(7)	-	-	-	-	-	-
South America
South America Total	(7)	118.1	0.60%	88.6	0.42%	206.7	0.52%
Africa
Africa Total		-	-	-	-	-	-
Australia
Australia Total		-	-	-	-	-	-
Europe
Europe Total		-	-	-	-	-	-
TOTAL COPPER RESERVES	(7)	287.8	0.50%	780.9	0.40%	1,068.7	0.43%

(1)

The dates of the mineral reserves range between December 31, 2014, and December 31, 2022. The information included in this table that relates to our material properties is dated December 31, 2021, except for Khoemacau, which is dated June 30, 2021, and Cortez and Pueblo Viejo, which are dated December 31, 2022. Certain nonmaterial properties have reserve reports prepared prior to December 31, 2021, under SEC Industry Guide 7, the predecessor to SK1300.

(2)

The metal prices for the gold reserves range between $1,100 per ounce and $1,750 per ounce; the metal prices for the silver reserves range between $16.00 per ounce and $25.00 per ounce; and the metal prices for the copper reserves range between $2.50 per pound and $3.50 per pound.

(3)

The metal prices and modifying factors used for reporting of mineral reserves are specific to each individual property and have been reviewed by qualified persons selected by the individual operators. Royal Gold has not made any determination that such persons are or are not “qualified persons” under SK1300.

(4)	In certain cases, we have omitted mineral reserve information for properties other than our material properties.
(5)

While the aggregate mineral reserves at Red Chris represent more than 10% of the aggregate mineral reserves to which our royalty or stream interest applies, Royal Gold’s royalty interest in Red Chris is only 1% NSR. Accordingly, we do not consider Red Chris to be a material property.

(6)

Royal Gold owns multiple royalty interests at the Cortez Complex, some of which overlap. For purposes of simplified disclosure, Royal Gold has divided its royalty interests at the Cortez Complex into two zones: the Legacy Zone and the Cortez Complex Zone (the “CC Zone”). The “Legacy Zone” royalty consists of an approximate equivalent 9.4% GSR royalty rate over the Pipeline and Crossroads deposits. The CC Zone includes an approximate equivalent 1.6% GSR royalty over the Cortez Hills, Cortez Pits, Fourmile and Goldrush deposits, an approximate equivalent 2.2% GSR royalty rate over the Goldrush SE deposit, and a 0.45% GSR royalty rate over the Robertson deposit.

(7)	Royal Gold owns stream and royalty interests in varying percentages on these properties. The reserves listed are 100% of the reserves to which the royalty or stream interest applies.

The operators of the properties in which we hold stream and royalty interests generally prepare production and mineral reserve estimates for the properties. We do not independently prepare or verify this information, and we do not have access to sufficient data to do so. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production and mineral reserve estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data, geologic and mining conditions, metallurgical recovery, metal prices, operating costs, capital expenditures, development and reclamation costs, mining technology improvements, and the effects of government regulation. If any of the assumptions that operators make in connection with production or mineral reserve estimates are incorrect, actual production could be significantly lower than the production or mineral reserve estimates, which could adversely affect our future revenue and the value of our investments. In addition, if operators’ estimates with respect to the timing of production are incorrect, we may experience variances in expected revenue from period to period.

Some operators also report publicly or to us estimates of mineral resources. Mineral resources are subject to future exploration and development and associated risks and may never convert to future reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

Material Properties

The disclosures below regarding our principal properties are derived from publicly available reports of the operators and/or other reports provided to Royal Gold under the terms of Royal Gold’s stream or royalty agreements with the respective operators and have generally been prepared pursuant to the mining disclosure regime of the applicable jurisdiction in which the operator reports. We do not independently prepare or verify this information and, as the holder of the stream or royalty interest, we do not have access to the properties or operations or to sufficient data to do so. We are dependent on the operators of the properties to provide information to us. There can be no assurance, and we cannot verify, that such third-party information is complete or accurate. We often refer to these material properties as “principal properties” in this Report.

Andacollo

The disclosures below regarding Carmen de Andacollo (“Andacollo”) are derived from the Technical Report dated July 12, 2006, pursuant to NI 43-101, as well as Teck’s Annual Information Form, dated February 28, 2022, attached as Exhibit 99.1 to the Annual Report on Form 40-F for the year ended December 31, 2021, of Teck. Teck presents mineral resource and mineral reserve updates pursuant to CIM Standards. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Andacollo is an open-pit mine and milling operation located in central Chile, Coquimbo Region at 30.25°S latitude and 71.10°W longitude and is operated by Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck. The Andacollo mine is located in the foothills of the Andes Mountains approximately 2 kilometers (“km”) southwest of the town of Carmen de Andacollo, 55 km southeast from the regional capital of La Serena, and Santiago is approximately 350 km south by air.

The mine property lies at the southern limit of the Atacama Desert at a mean elevation of 1050 meters (“m”) above sea level. Geomorphologically, it is characterized by northerly trending valleys bounded by low rolling foothills of the Andes. The average annual temperature is 18.8°C with a range from -5°C in the winter to 32°C in the summer. Average annual rain fall is low (less than 100 millimeters (“mm”)) and concentrated within the months of May to August.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the operation.

Access to the mine is provided by Route 43 (“R-43”) south from La Serena to El Peñon. From El Peñon, D-51 is followed east and eventually curves to the south to Andacollo. Both R-43 and D-51 are paved roads.

The mine is along a 2 km section of paved road from the town of Carmen de Andacollo. Airport facilities are available in La Serena with connections to Santiago and other cities located in the northern portion of the country. Port facilities are available at Coquimbo.

Andacollo is supplied with electric power by a 110 kilovolt (“kV”) line from El Peñon. In August 2020, CDA entered into a long-term power purchase agreement to provide 100% renewable power for Andacollo’s operations, which went into effect in September 2020 and will run through the end of 2031.

Process water is currently pumped to the site via a 30-centimeter (“cm”) diameter pipeline, primarily sourced from groundwater extracted at the Alfalfares region approximately 50 km from the site with a minor portion of the water supply coming from the Pan de Azucar region.

Several mines operate within the same geographical area and, as such, supplies, material and experienced mine labor are readily available. The majority of mine personnel live in the town of Carmen de Andacollo or in the nearby cities of Coquimbo and La Serena. These cities have a combined population of about 350,000 inhabitants, with housing, shopping and construction facilities.

Area of Interest

Our stream interest at Andacollo covers 1,225 exploitation mining concessions, including 1,174 concessions termed the “Mining Properties” and 51 concessions termed the “Dayton Concessions.” Our interest also covers any additional claims held before the effective date of the stream agreement, as described below, or acquired after the effective date which are wholly or partially located within an approximately 1.5 km radius from the external boundary of the “Mining Properties,” any mining concessions held by CMCA or acquired following the effective date which are wholly or partially located within approximately 1 km radius from certain boundaries laid out in the agreement, and any Dayton Concession held by CMCA as of the effective date of the agreement, or acquired after the effective date.

Stream Agreement

Under the Long Term Offtake Agreement dated July 9, 2015, between CMCA and our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), we own the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of December 31, 2022, approximately 326,700 ounces of payable gold have been delivered to us.

Although Andacollo is primarily a copper mine, our stream agreement covers only gold and not copper production. We provide certain information on copper resources and reserves and production methods in order to provide a better understanding of the operation.

Property Description

The Andacollo operation consists of an open pit mine, sulfide concentrator and copper heap leach facility.

The open pit mine is designed with a 10-meter bench height and an average overall pit slope of 53 degrees. A conventional owner operated and maintained truck and shovel mining operation is used for exploiting the hypogene reserve. See “Property Geology” below. Mining is carried out with 26 cubic meter (“m3”) hydraulic shovels and 19 m3 front-end loaders loading 180-tonne capacity haul trucks.

The life of mine waste to ore ratio was 0.35:1 at the start of the mine life and has reduced over time. With the majority of the mining activity, ore is delivered to stockpiles or the primary crusher and approximately 95% of the waste rock is used for the tailings dam construction.

Copper concentrate is produced by processing hypogene ore through semi-autogenous grinding and a flotation plant with the capacity to process up to 55,000 tonnes per day (“tpd”), depending on ore hardness. There is minor ongoing leaching of supergene ore on heap leach pads. Copper-bearing solutions from the heap leach are processed in an SX-EW plant to produce grade A copper cathode.

Copper concentrates produced by the operation are sold under long-term contracts to smelters in Asia and Europe, using the LME Price as the basis for copper pricing, and with treatment and refining charges negotiated on an annual basis.

The copper cathode produced at Andacollo is sold under annual and spot contracts. The price of copper cathodes is based on LME Prices plus a premium based on market conditions.

Tailings from the ore processing operation are stored in a single facility that has been used since the sulfide concentrator processing was initiated in 2010. The facility consists of five retention structures and high natural topography. The full facility is designed with six downstream embankment raises, which has a design capacity sufficient for the current ore reserve.

Age and Condition of Infrastructure

The sulfide concentrator was commissioned in 2010.

Royal Gold does not have specific information as to the physical condition or age of the equipment and infrastructure.

Book Value

Royal Gold is not permitted to disclose the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

CMCA began mining the oxide and supergene enrichment zone of the Andacollo copper deposit in January 1996. Supergene and oxide ores were processed by heap leaching and production of copper cathode in an SX-EW plant. Beginning in 2010, the mine began processing hypogene ore (which underlies the supergene ore) through a mill and concentration plant at site producing concentrates for third-party offtake.

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

According to the operator, all major permits for current operations are in place and the operation is in material compliance with those permits. However, the operator discloses that the current life of mine for Andacollo is expected to continue until 2035 and that additional permitting or amendments will be required to execute the life of mine plan.

Property Geology

The Andacollo orebody is a porphyry copper deposit consisting of disseminated and fracture-controlled copper mineralization contained within a gently dipping sequence of andesitic to trachytic volcanic rocks and sub-volcanic intrusions. The mineralization is spatially related to a feldspar porphyry intrusion and a series of deeply-rooted fault structures. A primary copper-gold sulfide deposit (the “hypogene deposit”) containing principally disseminated and quartz vein-hosted chalcopyrite mineralization lies beneath the supergene deposit. The hypogene deposit was subjected to surface weathering processes resulting in the formation of a barren leached zone with a thickness of 10 to 60 m. The original copper sulfides leached from this zone were re-deposited below the barren leached zone as a copper-rich zone comprised of copper silicates (chrysocolla) and supergene copper sulfides (chalcocite with lesser covellite).

Mineral Resources and Mineral Reserves

Table 1 Andacollo – Summary of Gold Mineral Resources at December 31, 2021, Based on $1,500 Au, $3.00 Cu (1),(2),(3),(4)

	Amount Tonnes (M)	Au Grades gpt	Cu Grades %	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	41.5	0.11	0.28	0.15 to 0.21% Cu	(5)
Indicated Mineral Resources	353.9	0.09	0.25	0.15 to 0.21% Cu	(5)
Measured + Indicated Mineral Resources	395.4	0.09	0.25	0.15 to 0.21% Cu	(5)
Inferred Mineral Resources	72.6	0.08	0.25	0.15 to 0.21% Cu	(5)

(1)

Our metal stream on Andacollo pertains only to gold produced. Information on copper resources is included because the primary production from Andacollo is copper; the presentation of copper mineral resources is necessary to understanding the economics of the project.

(2)

Reported mineral resource is as of December 31, 2021, the most recent available public disclosure. Teck reports mineral resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(3)	Mineral resources are presented exclusive of mineral reserves.

(4) Our stream interest at Andacollo is 100% of payable gold until 900,000 ounces are delivered, and 50% thereafter. The resources listed are 100% of the mineral resources to which our stream interest applies.

(5) Copper recoveries range from 82% to 91.5%, averaging 88.7%. Gold recoveries average 68.1%

Table 2 Andacollo – Summary of Gold Mineral Reserves at December 31, 2021, Based on $1,500 Au, $3.00 Cu (1),(2),(3)

	Amount Tonnes (M)	Au Grades gpt	Cu Grades %	Cut-Off Grade	Metallurgical Recovery
Proven Mineral Reserves	103.0	0.10	0.33	0.15 to 0.21% Cu	(4)
Probable Mineral Reserves	178.6	0.10	0.31	0.15 to 0.21% Cu	(4)
Total Mineral Reserves	281.6	0.10	0.32	0.15 to 0.21% Cu	(4)

(1)

Our metal stream on Andacollo pertains only to payable gold produced. Information on copper mineral reserves is included because the primary production from Andacollo is copper; the presentation of mineral reserves is necessary in understanding the economics of the project.

(2)

Reported mineral reserve is as of December 31, 2021, the most recent available public disclosure. Teck reports reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(3)  Our stream interest at Andacollo is 100% of payable gold until 900,000 ounces are delivered, and 50% thereafter. The gold mineral reserves listed are 100% of the reserves to which our stream interest applies

(4)  Copper recoveries range from 82% to 91.5%, averaging 88.7%. Gold recoveries average 68.1%.

Change in Mineral Resources and Mineral Reserves from Prior Year

The previous mineral resources and mineral reserves reported by Teck were as of December 31, 2020. Gold mineral reserves decreased from 0.97 million ounces to 0.91 million ounces (6.6%) year over year.  Gold mineral resources increased from 1.0 million ounces to 1.17 million ounces (14%) year over year. Teck reported that the reduction in mineral reserves was a result of depletion from normal mining activities, the transfer back to mineral resources, and lower processing recoveries. Teck reported that the increase in mineral resources was a result of improved economic assumptions related to operational costs, higher gold prices, and adjustments in mine designs.

Recent Developments

Stream deliveries from Andacollo were approximately 27,700 ounces of gold during the year ended December 31, 2022, compared to approximately 37,500 ounces of gold during the year ended December 31, 2021. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades, lower gold recoveries and lower tonnage milled.

As reported by Teck, a significant rainfall event in July 2022 caused operations to shut down for five days. We expect the impact of this shutdown and unplanned maintenance in the third quarter will affect stream deliveries in the first quarter of

2023. Gold production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. According to Teck, the period of lower grades is expected to last through 2023, and the mine plan then anticipates a transition to higher grade ore as the next phase of mining is developed over the following years. Teck has reported that the current life of mine for Andacollo is expected to continue until 2035 and that additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

The disclosures below regarding Khoemacau are derived from the Preliminary Economic Assessment - NI 43-101 Technical Report dated May 14, 2012, pursuant to NI 43-101, and non-public mineral resource and mineral reserve updates provided by Khoemacau Copper Mining (Pty.) Limited (“KCM”) pursuant to the JORC Code. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Khoemacau is a copper-silver development project located within the Ngamiland District of Botswana and is owned by KCM. The project’s mining area, Zone 5, and ore processing facilities, Boseto, are separated by a distance of 35 km. The Zone 5 mine area is generally south-west of the town of Maun and approximately 23 km south of the town of Toteng, and the Boseto facility is located at 20.56°S latitude and 22.95°E longitude with an approximate elevation of 1,000 m.

The climate of the project area is classified as semi-arid, with highly variable and unreliable rainfall. Rainfall is concentrated in the summer months from October to April and typically falls in high intensity convectional showers that are often highly localized. Winters are very dry, usually with no precipitation at all in July and August. Annual rainfall is normally less than 500 mm.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the operation.

Access to the Boseto mill site is via the paved Trans Kalahari Highway (Highway A3) from Maun 65 km southwest to just east of the town of Toteng, and a further 25 km by unpaved road to the south of Toteng. Zone 5 and the Boseto mill are connected by a 35 km divided sealed road to support both mill vehicle traffic and ore transport.

The city of Maun has an airport with connection within Botswana and several cities in South Africa.

Electric power is provided by a 132 kV line from the Botswana Power Corporation grid via a 50 km overhead transmission line connection. A 132 kV transmission line also links the Boseto plant to Zone 5 allowing all operations to be supplied by grid power. Existing diesel generation capacity from the previous Boseto operations is being used as backup power.

Water is being supplied from two wellfields, at the Boseto borefield, located 60 km from the Boseto plant, and the Haka borefield, connected to Zone 5 with a 40 km pipeline.

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

Area of Interest

KCM controls 4040 km2 of mineral concessions of which our stream interest covers an area of interest surrounding Mining License 2015/015L with an area of 176 km2 (17,600 hectares), measuring 8 km by 22 km, which covers all reserves and resources referred to as Zone 5. Our area of interest also includes the Mango NE deposit.

Stream Agreement

Under the Silver Purchase and Sale Agreement dated February 24, 2019, between KCM and RGLD Gold, as amended, we own the right to receive 100% of the payable silver produced from Khoemacau until the delivery of 40.0 million silver ounces, and 50% thereafter. We pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 13,000 tpd (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds. As of December 31, 2022, approximately 1.2 million ounces of payable silver have been delivered to us.

Property Description

The Khoemacau operation consists of a mechanized underground mine producing from the Zone 5 orebody and a sulfide ore flotation plant for ore processing at Boseto. The project completed construction in the second half of calendar 2021 and ramp-up of mining and processing operations to the target production rate of 3.65 Mtpa (10,000 tpd) was achieved in December, 2022, as announced by KCM.

The Zone 5 mine is a bulk mechanized mine, designed for a total production rate of 3.65 Mtpa through three mining corridors, with a single mining corridor production rate between 1 to 2 Mtpa. The mine design is based on a Long Hole Open Stoping mining method. The first section of the mine incorporates pillars and no paste backfill; however, paste backfill will be used as depth increases to improve overall mineral resource recovery.

Given that the orebody has a strike length of more than 4 km, it necessitated dividing the orebody into mining corridors due to the mining method selected, with separate decline systems dedicated to servicing each corridor. The twin decline layout allows for more than 1,000 meter coverage of strike extent of the orebody, while offering multiple orezone attack points, highly productive layouts, and significant redundancy. Two of the mining corridors are equipped with twin declines, while one corridor is equipped with a single decline.

The Zone 5 site is equipped with all maintenance, warehousing, administration and personnel accommodation facilities to fully support underground mining activities.

The mined ore is trucked approximately 35 km from the Zone 5 mine to the Boseto processing facility on a purpose built, fully sealed bitumen haul road, with a separate access road for light vehicles.

At Boseto, ores are processed in the 3.65 Mtpa sulfide concentrator, producing a copper-silver concentrate, which is purchased by third parties. Concentrate is loaded into approximately 1 tonne fabric bags for transport by road to port, for shipping and sale on the international market.

Tailings generated from the plant are deposited on a circular TSF, located south-west of the plant. Tailings are deposited mainly by spigot with a center decant tower for water recovery. The facility is designed as an upstream constructed facility, which enables concurrent rehabilitation to take place during operation.

The Boseto site is equipped with all maintenance, warehousing, administration and personnel accommodation facilities to fully support ore processing activities.

Age and Physical Condition of Infrastructure

Underground mining equipment and mine infrastructure are new. The associated Boseto concentrator is a previously existing installation which underwent significant overhauls and refurbishment starting in 2018.

Royal Gold does not have specific information as to the physical condition or the age of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

The first exploration over the Khoemacau area dates to the early 1960’s when Johannesburg Consolidated Investments was active in the area. Sporadic exploration over the project area between 1960 and 2008 consisted of geochemical, geophysical (airborne and ground) and diamond / RC drilling programs. KCM acquired the Zone 5 Licences in 2013.

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

Permitting and Encumbrances

Approvals for the operation are divided into the Mining Licenses issued by the Department of Mines and environmental approvals issued by the Department of Environmental Affairs (“DEA”). The following list of approvals is a subset of a much larger group of approvals received for the exploration, project development and operation of KCM’s activities.

Mine licenses have been issued by the Department of Mines as follows:

●	Khoemacau Copper Mining Zone 5 Mining License (ML 2015/05L) – issued in 2015 with a 20-year validity. Khoemacau has recently revised this Mine License to include the new surface infrastructure at Zone 5 on the footwall side of the deposit and for the potential future processing of ore from other deposits controlled by KCM; and,
●	Discovery Copper Botswana Mining License (Discovery ML 2010/99L) – issued in 2010 with 15-year validity. This Mining License was amended in 2014 and 2015 to include exploitation of the Zeta and Zeta NE targets, respectively. This Mining License was also amended in 2017 to reflect the execution of the Starter Project (i.e., throughput at the mill of 3.65 Mtpa).

Five DEA approvals were received for the project, each requiring an individual Environmental and Social Impact Statements:

●	Boseto ML Amendment– including mill capacity increase from 3 to 3.65 Mtpa, repairs/modifications of surface infrastructure at the Boseto site, and sourcing of ore from Zone 5 (Authorized in November 2017);
●	Zone 5 ML Amendment – including five additional boxcuts (to reflect the Zone 5 Expansion case) and construction of a 6. Mtpa processing facility at Zone 5, including TSF (Authorized in May 2018);
●	Access Road/Haul Route – including service corridors for roads between A3, Boseto, and Zone 5. Also including emplacement of water pipelines from Haka, Boseto (Khoemacau), and Zone 5 borefields as well as authorization of project power and communications line routing between Zone 5 and Boseto (Authorized in April 2017);
●	BPC Powerline – including the powerline from the Legolthwane substation near Toteng village to Boseto (Authorized in May 2018); and,
●	Communications Tower – a new cellular tower on an existing communications site in the Kwebe Hills (Authorized in May 2017).

The submission of biannual monitoring reports to the DEA is a requirement of approval of the five separate Environmental Authorizations.

Additional prospecting licenses are in place for active exploration areas.

Property Geology

The Khoemacau Project area is located in the Kalahari copper belt, which stretches over approximately 800 km from central Namibia to the east of Botswana. The deposit is hosted within the Ghanzi-Chobe Fold Belt, a series of deformed metavolcanic and metasedimentary rocks. Deposits within the fold belt typically consist of stratiform copper mineralization within veins between specific rock units.

Zone 5 has a deposit strike length of 4 km with mineralization dipping at 56 degrees to the south-east over an average thickness of 10 m. Mineralization is situated in the hanging wall sequence, 30 m above the contact between the Kar Formation and Ngwako Pan Formation. Mineralization is sub-parallel to lithology and typically cross-cuts host units from the lower D’Kar limestone unit in the south-west to the carbon rich siltstone unit and interbedded alternating siltstone and sandstone unit toward the north-east. The host rock assemblage is sandwiched between two competent sandstone units; the footwall Ngwako Pan quartzite sandstone and the hanging wall Marker sandstone. The down dip extension of mineralization has been drilled to a maximum depth of 1,200 m vertically below surface. The deposit remains open at depth (down dip) and partially along strike.

Mineral boundaries were interpreted to distinguish areas that comprised overburden, oxide plus sulfide minerals and sulfide-only assemblages. The near surface mineralized zone was identified as a transitional sulfide zone that contained both oxide and sulfide minerals. The boundary between this zone and the sulfide only undulates parallel to topography between 60 and 75 m deep below the surface. This boundary was defined by acid soluble copper and total copper ratios, logged drill core and recorded specific gravity values. Common minerals found in this zone, in order of abundance, include malachite, bornite, chalcopyrite, native copper and minor chrysocolla. A small zone of deeper oxidation, with mineralization consisting dominantly of native copper, is located in the center portion of the deposit. This area shows strong brecciation and extends to depths of 400 m below the surface.

Economic mineralization consists of massive bornite and chalcocite with accompanying chalcopyrite and silver. Locally, secondary massive chalcocite has replaced bornite in the Central portion of the deposit at the forereef slope. These minerals are largely vein hosted and make up greater than 1.0% Cu grade domain. The mineralization is hosted within an extensive system of quartz and quartz carbonate veins, shears and cleavages. Parallel and sub-parallel shearing continues for hundreds of feet and are likely influenced by subtle changes in lithology and structure. Within the more competent units, shearing is replaced by brittle deformation, generally in the form of brecciation.

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

Mineral Resources and Mineral Reserves

Table 1 Khoemacau – Summary of Silver Mineral Resources at June 30, 2021, Based on $18.00 Ag and $3.00 Cu(1),(2),(3),(4)

	Amount Tonnes (M)	Ag Grades gpt	Cu Grades %	Cut-Off Grades	Metallurgical Recovery(5)
Measured Mineral Resources	5.6	24.8	2.76	1% Cu	88.3% Cu / 84.1% Ag
Indicated Mineral Resources	14.8	25.3	2.30	1% Cu	88.1% Cu / 83.9% Ag
Measured + Indicated Mineral Resources	20.4	25.2	2.43	1% Cu	88.2% Cu / 84.0% Ag
Inferred Mineral Resources	59.2	22.1	2.00	1% Cu	88.2% Cu /84.1% Ag

(1)

Our metal stream on Khoemacau pertains only to payable silver produced. Information on copper mineral resources is included because the primary production from Khoemacau is copper; the presentation of copper mineral resources is necessary in understanding the economics of the project.

(2)  Reported mineral resource is as of June 30, 2021. Khoemacau Zone 5 mineral resources are reported pursuant to the JORC code. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the JORC code, there are variations. Our metal stream on Khoemacau pertains only to payable silver produced.

(3)   Mineral resources are presented exclusive of mineral reserves.

(4)	Our stream interest at Khoemacau is 100% of payable silver produced. The silver mineral resources listed are 100% of the resources to which our stream interest applies.
(5)

Metallurgical recoveries for copper and silver vary based on the dominant copper mineral. Copper recoveries are generally 86-90%. Silver recoveries are 83.3-87.1%. Copper recoveries are reduced in areas where acid soluble copper is greater than 15% of total copper content.

Table 2 Khoemacau – Summary of Silver Mineral Reserves at June 30, 2021, $20.00 Ag and $3.40 Cu(1),(2),(3)

	Reserves			Cut-Off Grades	Metallurgical Recovery(4)
	Amount Tonnes (M)	Ag Grades gpt	Cu Grades %
Proven Mineral Reserves	11.0	20.76	2.19	$50-60 NSR	87.8% Cu 83.9% Ag
Probable Mineral Reserves	22.9	19.15	1.95	$50-60 NSR	87.8% Cu 83.9% Ag
Total Mineral Reserves	33.9	19.67	2.03	$50-60 NSR	87.8% Cu 83.9% Ag

(1)

Our metal stream on Khoemacau pertains only to payable silver produced. Information on copper mineral reserves is included because the primary production from Khoemacau is copper; the presentation of copper mineral reserves is necessary in understanding the economics of the project.

(2)

Khoemacau mineral reserves are reported at an effective date of June 30, 2021. Khoemacau Zone 5 mineral reserves are reported pursuant to the JORC Code. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the JORC code, there are variations.

(3)	Our stream interest at Khoemacau is 100% of payable silver. The silver mineral reserves listed are 100% of the reserves to which our stream interest applies.
(4)

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

Change in Mineral Resources and Mineral Reserves from Prior Year

The last mineral resources and mineral reserves reported by the operator were as of June 30, 2021. There is no change in the reported mineral reserve between our year ended December 30, 2021 and the year ended December 31, 2022, as no new mineral reserve report has been made available by the operator. Disclosed Measured and indicated silver resources have increased from 8.1 million ounces to 16.5 million ounces (103%) because resources from the Mango NE deposit areas have been added to the quantities disclosed. Prior disclosure included only Zone 5.

Recent Developments

Silver stream deliveries from Khoemacau were 951,500 ounces during the year ended December 31, 2022, compared to approximately 261,100 ounces during the year ended December 31, 2021. First concentrate was shipped in mid-July 2021 from Khoemacau and we received our first silver stream deliveries during the September 30, 2021 quarter.

According to KCM, the ramp-up of operations to the target production rate of 3.65 Mtpa (10,000 tpd) was achieved in December 2022, with mining operations continuing at nameplate capacity through January 2023. KCM also reported that all key operating and cost parameters are in line with expectations.

KCM continues to expect that at full production Khoemacau will produce an average of 155,000 to 165,000 tonnes of high-grade copper and silver concentrate a year from Zone 5, containing approximately 60,000 to 65,000 tonnes of payable copper and 1.8 to 2.0 million ounces of payable silver per year, over an approximate 20-year mine life from Zone 5.

Mount Milligan

The disclosures below regarding Mount Milligan are derived from the Technical Report on the Mount Milligan Mine North-Central British Columbia filed November 7, 2022, effective December 31, 2021, pursuant to NI 43-101 and CIM Standards. We requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own disclosure, and the operator denied the request.

Location

Mount Milligan is an open-pit mine and is located within the Omenica Mining Division in North Central British Columbia, at 55.12°N latitude and 124.01°W longitude, approximately 155 km northwest of Prince George, 85 km north of Fort St. James, and 95 km west of Mackenzie.

Infrastructure

Infrastructure to support the mining and processing operation is in place and fully supports the project.

The Mount Milligan mine is accessible by commercial air carrier to Prince George, British Columbia, then by vehicle from the east via Mackenzie on the Finlay Philip Forest Service Road and the North Philip Forest Service Road, and from the west via Fort St. James on the North Road and Rainbow Forest Service Road. Road travel to the Mount Milligan property site is 775 km from Prince Rupert and 254 km from Prince George. These roads are maintained in good condition by the various user groups.

Electric power is accessed from the BC Hydro Kennedy Substation, located 35 km southeast of Mackenzie, and connected to the Mount Milligan mine via a 92 km, 230 kV transmission line. The system is fed from the Peace River hydro generation facilities.

Stored water inventory at the Mount Milligan mine is critical to the ability to process ore through the process plant on a sustainable basis. Water supply and make-up sources for the project include precipitation runoff, recycling of water from the TSF supernatant pond, pit dewatering, groundwater wells, fresh water from Meadows Creek, Rainbow Creek (temporary approval) and Philip Lake (temporary approval).

Water required for ore processing operations is reclaimed from the TSF by a barge-mounted pump station and booster pump station. Water sourced from the TSF is supernatant from the settled tailings.

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

Area of Interest

At Mount Milligan, our stream interest covers Mining Lease 631503 and 110 mineral claims covering 51,078.2 hectares.

Stream Agreement

Under the Amended and Restated Purchase and Sale Agreement dated December 14, 2011, between Terrane Metals Corp., an indirect subsidiary of Centerra Gold Inc. (“Centerra”), and RGLD Gold, as amended, we own the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan mine. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. As of December 31, 2022, approximately 676,400 ounces of payable gold and 72.7 million pounds of payable copper have been delivered to us.

Property Description

Mount Milligan is a copper-gold porphyry deposit, consisting of two principal zones, the Main Zone and the Southern Star (SS) Zone. The Main Zone includes four contiguous sub-zones: MBX, WBX, DWBX and 66 (low-copper and high-gold grades, southeast of the MBX sub-zone). These geologic zones are the basis for the metallurgical test work.

Open pit operations are designed and scheduled to deliver peak annual production of 54 Mtpa, with a life-of-mine (“LOM”) stripping ratio of 0.92 tonnes of waste to 1 tonne ore. All waste material is used in the construction of the TSF or in the case of the material being classified as potentially acid producing, stored within the TSF.

The mining operation’s equipment fleet comprises two 30 cm electric blast hole drills, two 41 m3 electric cable shovels, one 22 m3 hydraulic excavator and two 19 m3 front end loader and thirteen 229-tonne capacity haul trucks and two 181-tonne capacity haul trucks. These major units are supplemented with a back-up equipment fleet of graders, track and rubber-tired dozers, backhoes, and water trucks. A 15-meter bench height is used for mining both ore and waste.

The Mount Milligan sulfide flotation concentrator was designed to process ore at a nominal rate of 60,000 tpd, producing a marketable concentrate of copper, gold, and silver. A secondary crushing circuit, installed in 2016, together with process plant optimization projects, increased the capacity to a nominal rate of 62,500 tpd. It consists of the following unit operations:

●	primary crushing;
●	coarse ore stockpile;
●	Semi-Autogenous/Ball Mill/Pebble Crushing (“SABC”) grinding circuit;
●	rougher/scavenger flotation;
●	concentrate regrinding;
●	cleaner flotation;
●	gravity concentration;
●	concentrate dewatering; and
●	tailings disposal.

The run of mine (“ROM”) ore is crushed to 80% passing 15 cm, and then ground to 80% passing 200 micron prior to flotation. The rougher-scavenger flotation circuit includes two trains of five 200 m3 flotation cells. Each train has two rougher and three scavenger flotation cells. The concentrates from the first two cells of each train (rougher concentrate)

and the concentrates from the last three cells of each train (scavenger concentrate) are reground separately. The rougher concentrate is reground to P80 30-50 μm in the vertically stirred mill using steel ball media while the rougher-scavenger concentrate together with the first cleaner, second cleaner, and third cleaner flotation tailings are reground to P80 18-25 μm in the horizontal stirred mills using ceramic ball media. To recover coarse metallic gold particles, approximately 20% of the rougher concentrate regrind hydrocyclone underflow is diverted to a centrifugal gravity concentrator. The reground concentrates undergo three stages of cleaning flotation to produce a final copper concentrate containing approximately 21.5% Cu and 30 to 40 g/t Au.

The infrastructure at Mount Milligan includes a TSF and reclaim water ponds, an administrative building and change house, a workshop/warehouse, a permanent operations residence, a first aid station, an emergency vehicle storage, a laboratory, and sewage and water treatment facilities.

Age and Condition of Infrastructure

The mine was commissioned in 2013.

Royal Gold does not have specific information about the physical condition of equipment and infrastructure at site.

Book Value

The operator does not provide us with the operator’s book value or total cost detail for the property and associated plant and equipment.

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

In 1991, Placer Dome Inc. (“Placer Dome”) acquired the Project from the joint-venture partners, resumed exploration drilling and completed a pre-feasibility study for the development of a 60,000 tpd open pit mine and flotation process plant.

Barrick Gold Corporation (“Barrick”) purchased Placer Dome in 2006 and sold its Canadian assets to Goldcorp Inc. (“Goldcorp”), who then in turn sold the Project to Atlas Cromwell Ltd. (“Atlas Cromwell”). Atlas Cromwell changed its name to Terrane Metals Corp. (“Terrane”) and initiated a comprehensive work program.

In October 2010, Thompson Creek Metals Company Inc. (“TCM”) acquired the Mount Milligan development project through its acquisition of Terrane, entered a stream agreement with us and subsequently constructed the Mount Milligan mine, which commenced commercial production in February 2014.

In October 2016, TCM was acquired by a subsidiary of Centerra and, in connection with that acquisition, Terrane and certain other subsidiary entities of TCM were amalgamated into TCM. The Mount Milligan mine is now fully owned by TCM, an indirect subsidiary of Centerra.

Our interest in Mount Milligan evolved over time as a result of adapting the stream to address the needs of its operating partner. Our original 52.25% gold stream was acquired in three transactions from TCM, as part of the financing for the initial project acquisition and construction:

1.	On July 15, 2010, we announced the acquisition of a 25% gold stream interest on the Mount Milligan project from TCM for $311.5 million and cash payments equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until the delivery of 550,000 ounces to us, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.

2.	On December 15, 2011, we increased our gold stream interest on the Mount Milligan project by an additional 15% for $270 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to us (replacing the payment structure of the July 15, 2010 transaction).

3.	On August 9, 2012, we increased our gold stream interest in the Mount Milligan project by an additional 12.25% for $200 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to us.

Subsequently, on October 20, 2016, after the first few years of operations, Centerra acquired all of the issued and outstanding common shares of TCM. Our stream interest at Mount Milligan was amended as part of this transaction to facilitate the acquisition and provide more gold exposure to Centerra. Under the terms of the amendment, our 52.25% gold stream at Mount Milligan was amended to a 35% gold stream and an 18.75% copper stream with a 15% of spot cash price.

Permitting and Encumbrances

As of the 2022 Technical Report, Mount Milligan held or was in the process of obtaining all permits required for the operation of its business for the defined LOM.

Mount Milligan was designed to use surface water and groundwater sources for processing. Stored water inventory is critical to the ability to process ore through the mill on a sustainable basis. In the winter months of 2018 and 2019, due to sustained periods of low precipitation in the preceding months and corresponding low levels of stored water inventory, Mount Milligan experienced a lack of sufficient water resources that caused temporary suspensions and reductions of processing operations. In February 2019, the British Columbia Environmental Assessment Office approved an amendment to the Mount Milligan environmental assessment certificate (EAC #M09-1) to permit access to additional sources of surface water and groundwater until November 30, 2021, which was subsequently extended in early 2021 to November 2023.

In addition to accessing water from Rainbow Creek and Meadows Creek, Mount Milligan received temporary approvals to pump water from Philip Lake during a portion of the Spring run-off period. Mount Milligan continues to access ground water from the Lower Rainbow Valley wellfield as well as other groundwater wells near the TSF. The operation has received approval to draw groundwater from within a 6 km radius of the operation for the LOM.

On January 6, 2022, TCM received the approval of an amendment to EAC #M09-01 to utilize LOM surface water withdrawals external to the TSF during the open water season (April 1 to November 30) from either the Nation River as a single surface water source or Rainbow Creek and Philip Lake 1 as a combined surface water source. Following additional engineering studies, cost optimization, and hydrological analysis, TCM is seeking Water Sustainability Act license applications for the Rainbow Creek and Philip Creek option. This option, in addition to the currently permitted groundwater withdrawals, will be sufficient to maintain operations at current production targets for the approved LOM.

Property Geology

The Mount Milligan deposits are categorized as silica-saturated alkalic Cu-Au porphyry deposits associated with alkaline monzodioritic-to-syenitic igneous rocks. Two styles of mineralization have been identified.

o	Early-stage porphyry Au-Cu mineralization (and early-stage vein types) associated with composite monzonite porphyry stocks and related hydrothermal breccia, and narrower dyke and breccia complexes.

o	Late-stage structurally controlled high-gold low-copper mineralization (and intermediate- to late-stage vein types) that is associated with faults and fault breccias, crosscuts/overprints the earlier stage porphyry mineralization and is more spatially widespread.

Mineral Resource and Mineral Reserves

Table 1 Mount Milligan – Summary of Copper and Gold Mineral Resources at

December 31, 2021, Based on $3.50 Cu and $1,550 Au (1),(2),(3),(4)

	Amount Tonnes (M)	Au Grade gpt	Cu Grade %	Cut-Off Grade (5)	Metallurgical Recovery
Measured Mineral Resources	36.5	0.26	0.21	$7.35 NSR	(6)
Indicated Mineral Resources	152.8	0.31	0.17	$7.35 NSR	(6)
Measured + Indicated Mineral Resources	189.3	0.30	0.18	$7.35 NSR	(6)
Inferred Mineral Resources	4.6	0.47	0.07	$7.35 NSR	(6)

(1)

Reported mineral resource is as of December 31, 2021. Centerra reports resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Mineral resources are presented exclusive of mineral reserves.
(3)	Our stream interest at Mount Milligan is 35% of payable gold and 18.75% of payable copper. The mineral resources listed are 100% of the mineral resources to which our stream interest applies.
(4)

Mineral resources are reported at copper equivalent cut-off equivalent to a $7.35 NSR per tonne using metal prices of $3.50 per pound copper and $1,550 per ounce gold, and an exchange rate of 1USD:1.30CAD.

(5)

The open pit mineral resources are constrained by a pit shell and are reported at copper equivalent cut-off equivalent to a $7.35 NSR per tonne and take into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges and stream and royalty arrangements in determining economic viability.

(6)

Metallurgical recoveries for reporting mineral resources assume variable copper recoveries between 75% and 83% and gold recoveries between 55% and 65%. Copper equivalent is estimated to blocks according to variable gold and copper recoveries.

Table 2 Mount Milligan – Summary of Copper and Gold Mineral Reserves at

December 31, 2021, Based on $3.25 Cu and $1,350 Au (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Cu Grade %	Cut-Off Grade (4)	Metallurgical Recovery
Proven Mineral Reserves	76.5	0.37	0.20	$7.40 NSR	(5)
Probable Mineral Reserves	169.7	0.37	0.18	$7.40 NSR	(5)
Total Mineral Reserves	246.2	0.37	0.19	$7.40 NSR	(5)

(1)

Reported mineral reserve is as of December 31, 2021. Centerra reports mineral reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Our stream interest at Mount Milligan is 35% of payable gold and 18.75% of payable copper. The mineral reserves listed are 100% of the mineral reserves to which our stream interest applies.
(3)	The mineral reserves have been estimated based on a gold price of $1,350 per ounce, copper price of $3.25 per pound and an exchange rate of 1USD:1.30CAD.
(4)

The open pit mineral reserves are estimated by Centerra based on an NSR cut-off of $7.40 per tonne and takes into consideration metallurgical recoveries, concentrate grades, transportation costs, smelter treatment charges and stream and royalty arrangements in determining economic viability.

(5)

Metallurgical recoveries are estimated using regression curves based on operational and metallurgical test work data. Annual average copper recoveries range from 76.4% to 82.4%. Annual average gold recoveries range from 55.2% to 64.2%.

Change in Mineral Resources and Mineral Reserves from Prior Year

For Mount Milligan, mineral resources and mineral reserves increased as of December 31, 2021, as compared to mineral resources and mineral reserves as of December 31, 2020, primarily because Centerra updated resource and reserves estimates for the property to include new drilling and updated economic assumptions. Gold measured and indicated mineral resources increased from 1.4 million to 1.8 million ounces (31%) and copper increased from 521 million to 742 million pounds (42%). Gold proven and probable mineral reserves increased from 2.1 million to 2.9 million ounces (36%) and copper from 837 million to 996 million pounds (19%).

Recent Developments

Gold stream deliveries from Mount Milligan were approximately 68,900 ounces during the year ended December 31, 2022, compared to approximately 61,600 ounces for the year ended December 31, 2021.

Copper stream deliveries from Mount Milligan were approximately 14.8 million pounds during the year ended December 31, 2022, compared to approximately 14.9 million pounds during the year ended December 31, 2021.

On January 17, 2023, Centerra reported 2023 guidance for Mount Milligan. In calendar 2023, Centerra expects production of between 160,000 and 170,000 ounces of gold and 60 million to 70 million pounds of copper. Centerra expects Mount Milligan’s 2023 copper production to be back-end weighted with approximately 35% of concentrate sales expected to occur in the fourth quarter of 2023.

Centerra continues to optimize the life of mine plan for the Mount Milligan Mine and anticipates increases in both gold and copper production for 2024 and 2025 when compared to the annual figures included in the Mount Milligan Mine December 31, 2021 NI 43-101 Technical Report.

Pueblo Viejo

The disclosures below regarding Pueblo Viejo are derived from the Technical Report on the Pueblo Viejo Mine, Sánchez Ramírez Province, Dominican Republic dated March 19, 2018 in accordance with NI 43-101 and CIM Standards, and the mineral resource and mineral reserve updates are derived from Barrick’s news release dated February 9, 2023 pursuant to NI 43-101. Royal Gold requested information prepared pursuant to SK1300 or access to the underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Pueblo Viejo mine is located in the province of Sánchez Ramírez, Dominican Republic, at 18.94°N latitude and 70.17°W longitude, approximately 100 km northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont Corporation (“Newmont”) holds a 40% interest. Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 77 km to Piedra Blanca and proceeding east for approximately 22.5 km on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.

Elevation at the mine site ranges from 565 m at Loma Cuaba to approximately 65 m at the Hatillo Reservoir. The site is characterized by rugged and hilly terrain covered with subtropical wet forest and scrub cover. The region has a tropical climate with little fluctuation in seasonal temperatures. The heaviest rainfall occurs between May and October.

Infrastructure

Infrastructure to support the mining and processing operation is in place.

The main road from Santo Domingo to within about 22.5 km of the mine site is a surfaced, four-lane, divided highway that is generally in good condition. Access from the divided highway to the site is via a two-lane, paved highway. Gravel surfaced internal access roads provide access to the mine site facilities.

The Pueblo Viejo mine is supplied with electric power from two sources via two independent 230 kV transmission circuits. In 2013, Pueblo Viejo Dominicana Corporation (“PVDC”) commissioned a 218-megawatt (“MW”) Wartsila combined cycle reciprocating engine power plant, together with an approximately 72 km transmission line connecting the plant to the minesite. The power plant is located near the port city of San Pedro de Macoris on the south coast and provides the long-term power supply for the Pueblo Viejo mine. The plant is dual fuel and was converted to natural gas from heavy fuel oil in 2020. In 2019, PVDC signed a 10-year natural gas supply contract with AES Andres DR, S.A. (“AES”) in the Dominican Republic. AES also completed a new gas pipeline to the facility. The power plant began supplying power to the mine using natural gas in the first quarter of 2020.

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

A TSF is operating in the El Llagal valley approximately 3 km south of the plant site and the progressive raising of a large rock-filled dam with an impermeable saprolite core is underway.

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

Stream Agreement

Under the Precious Metals Purchase and Sale Agreement dated August 5, 2015 between RGLD Gold and BGC Holdings Ltd. and Barrick, as amended, we own the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. We also own the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a minimum silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of December 31, 2022, approximately 317,500 ounces of payable gold and 11.3 million ounces of payable silver have been delivered to us.

Property Description

Pueblo Viejo is a production stage property consisting of a conventional open pit surface mine and a complex processing circuit designed to process 24,000 tpd of refractory gold-silver ore through pressure oxidation. Gold and silver are recovered through a CIL circuit and electrowinning.

The pit stages have been chosen to facilitate the early extraction of the most profitable ore. The driver of the mine schedule is the sulphur blending requirement. Sulphur grade is important because the metallurgical aspects of the processing operation, the recoveries achieved, and the processing costs, all strongly depend on a very consistent, low-variability sulphur content in the plant feed.

The Pueblo Viejo mine operates a conventional open pit, utilizing a truck and shovel mining operation mining on 10-meter high benches. It achieved commercial production in January 2013 and completed its ramp-up to full design capacity in 2014. Current mining operations supplement fresh ore from the Monte Negro and Moore pits with stockpiled ore to achieve the required ore blend for ore processing.

Equipment planning has considered mine design production of approximately 57 to 63 Mtpa total material movement, including limestone. This includes mill feed of 24,000 tpd, reclamation from stockpiles, and simultaneous mining in the limestone quarries and several operating pit phases. Loading is carried out with 20 m3 hydraulic shovels and 22 m3 front-end loaders, loading 175-tonne haul trucks.

Gold and silver are recovered through pressure oxidation (autoclave) of whole ore followed by hot cure and hot lime boil, prior to cyanidation of gold and silver in a CIL circuit. The autoclave circuit is designed to oxidize approximately 1,750 tonnes of sulfide per day, which is equivalent to about 24,000 tonnes of run-of-mine ore at 7.5% of sulfide. Lower sulfide ores are often fed to the plant resulting in higher tonnage, often well over 30,000 tpd. The rest of the process plant is designed to process a minimum 24,000 tpd, but can effectively process over 30,000 tpd as needed. From 2014 through 2022, the operation produced approximately 9.6 million ounces of gold. Gold production has been declining since 2018 due primarily to lower ore grades. Production in 2022 was 713,500 ounces of gold.

The TSF is located in the El Llagal valley, located approximately 4 km south of the plant site. The Lower Llagal TSF, made up of one main dam and three saddle dams, will contain all of the waste rock generated over the life of the Pueblo Viejo mine as well as process tailings up to 2028, at which point the tailings deposition will transition to another proposed TSF location. In addition to solids storage, the Lower Llagal TSF is sized to provide storage for an operating pond and for extreme precipitation events. The location for an additional tailings impoundment to provide capacity for the mineral resource base has been identified and is currently in the permitting process. The mine is situated in a seismically active area. The design of the dams at the site was based on the maximum credible earthquake criteria.

Barrick is continuing to progress a plant expansion and mine life extension project. The plant expansion is designed to increase throughput to 14 Mtpa and allow the mine to maintain average annual gold production of approximately 800,000 ounces after 2022 (100% basis), and the incorporation of a new TSF is intended to extend the mine life to the mid 2040s.

The process plant expansion flowsheet includes an additional primary crusher, coarse ore stockpile and ore reclaim delivering to a new single stage semi-autogenous (SAG) mill, and a new flotation circuit that will concentrate the bulk of the sulfide ore prior to oxidation. The concentrate will be blended with fresh milled ore to feed the modified autoclave circuit, which will have additional oxygen supplied from a new 3,000 tonnes per day facility. The existing autoclaves will be upgraded to increase the sulfur processing capacity of each autoclave through additional high-pressure cooling water and recycle flash capability using additional slurry pumping and thickening.

Age and Condition of Infrastructure

The mine initiated pre-stripping in 2010 and the mill was commissioned in 2012.

Royal Gold does not have specific information about the physical condition of equipment and infrastructure at site, but the installation is relatively new.

Book Value

The operator does not provide us with the operator’s book value or total cost detail for the property and associated plant and equipment.

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

Permitting and Encumbrances

PVDC has acquired all of the permits necessary to operate the mine at the present time. General Environmental and Natural Resources Law No. 64-00 (“Law 64-00”) of August 18, 2000, and its complementary regulations, governs all environmental related issues, including those applicable to mining, in the Dominican Republic. Law 64-00 sets out the general rules of conservation, protection, improvement, and restoration of the environment and natural resources by unifying segregated rules concerning environmental protection and creating a governmental body (the Ministry of Environment and Natural Resources) with wide authority to oversee and regulate its application. The Ministry of Environment and Natural Resources enforces Law 64-00 and establishes the process of obtaining environmental permits.

PVDC completed a Feasibility Study on the Mine in September 2005 and presented an Environmental Impact Assessment (“EIA”) to the Dominican state in November of the same year. The terms of reference for the Mine were approved by the Environmental Authority on May 30, 2005, and the Ministry of Environment approved the EIA in December 2006 and granted the Environmental License 101-06. Other changes have been submitted to the authorities for additional facilities. The last amendment to the Environmental License was issued on June 29, 2017, which authorized the construction of an emulsion plant. Requirements of the Environmental License included submission of detailed design of tailings dams, installation of monitoring stations, and submission for review of the waste management plan and incineration plant.

An environmental evaluation report was submitted in 2008 to address an increase in the planned processing rate to 24,000 tpd and in September 2010 the Ministry of Environment and Natural Resources issued the Environmental License 101-06 Modified.

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

In the second half of 2016, PVDC was contracted to act as an agent of the Dominican State to carry out activities for which the Dominican State is responsible under the SLA pursuant to the Environmental Management Plan of the State (Plan de Administración del Estado). The requisite environmental permits were received in November 2016 to carry out the first stage of the closure plan, which focuses on dewatering, buttressing, and improving the stability of the old Mejita tailings facility. Dewatering of the old Mejita tailings facility was completed in 2018, as well as the geotechnical investigation program. In 2020, the Environmental Management Plan of the State (Plan de Administración del Estado) achieved progress for the Mejita tailings cover component, with work occurring mainly at the north and central ponds. Progress was also made on the buttress excavation, with phase 1 now complete. In 2022, the PVDC plans to complete the buttress engineering design for phase 2 and then resume the buttress fill construction and tailings cover component.

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

Barrick has reported that an additional tailings impoundment facility is currently being studied and permitting activities are underway.

Barrick also reported that in 2021, PVDC’s activities at the Pueblo Viejo mine were, and continue to be, in compliance in all material respects with applicable corporate standards and environmental regulations.

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

The Pueblo Viejo Member of the Los Ranchos Formation is confined to a restricted, sedimentary basin measuring approximately 3.2 km north-south by 1.9 km east-west. The basin is interpreted to be either due to volcanic dome collapse forming a lake, or a maar-diatreme complex that cut through lower members of the Los Ranchos Formation. The basin is filled with lacustrine deposits that range from coarse conglomerate deposited at the edge of the basin to thinly bedded carbonaceous sandstone, siltstone, and mudstone deposited further from the paleo-shoreline. In addition, there are pyroclastic rocks, dacitic domes, and diorite dikes within the basin. The sedimentary basin and volcanic debris flows are considered to be of Neocomian age (121 Ma to 144 Ma). The Pueblo Viejo Member is bounded to the east by volcaniclastic rocks and to the north and west by Platanal Member basaltic-andesite (spilite) flows and dacitic domes.

To the south, the Pueblo Viejo Member is overthrust by the Hatillo Limestone Formation, thought to be Cenomanian (93 Ma to 99 Ma), or possibly Albian (99 Ma to 112 Ma), in age.

Mineral Resources and Mineral Reserves

Table 1 Pueblo Viejo – Summary of Gold and Silver Mineral Resources at December 31, 2022, Based on $1.700 Au and $21 Ag(1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Cut-Off Grades(4)	Metallurgical Recovery(5)
Measured Mineral Resources	11	1.41	6.79	ND	ND
Indicated Mineral Resources	50	1.51	8.29	ND	ND
Measured + Indicated Mineral Resources	61	1.50	8.02	ND	ND
Inferred Mineral Resources	4.6	1.8	10.5	ND	ND

(1)

Reported mineral resource is as of December 31, 2022. Barrick reports mineral resources pursuant to the CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under

SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Mineral resources are presented independent of mineral reserves.
(3)

Our stream interest at Pueblo Viejo is 7.5% of payable gold until 990,000 ounces are delivered, 3.75% thereafter, and 75% of payable silver until 50 million ounces are delivered, and 37.5% thereafter. Mineral resources are disclosed on a 60% basis, as our stream agreement covers the 60% ownership share held by Barrick.

(4)	Specific cut-off grades for mineral resource estimates for Pueblo Viejo have not been disclosed by the operator.
(5)	Gold and silver metallurgical recovery assumptions for Pueblo Viejo have not been disclosed by the operator.

Table 2 Pueblo Viejo – Summary of Gold and Silver Mineral Reserves at December 31, 2022, Based on $1,300 Au and $18 Ag(1),(2)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Cut-Off Grades(3)	Metallurgical Recovery(4)
Proven Mineral Reserves	35	2.29	12.94	ND	ND
Probable Mineral Reserves	140	2.16	13.76	ND	ND
Total Mineral Reserves	170	2.19	13.60	ND	ND

(1)

Reported mineral reserve is as of December 31, 2022. Barrick reports mineral reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)

Our stream interest at Pueblo Viejo is 7.5% of payable gold until 990,000 ounces are delivered, 3.75% thereafter, and 75% of payable silver until 50 million ounces are delivered, and 37.5% thereafter. Mineral reserves are disclosed on a 60% basis, as our stream agreement covers the 60% ownership share held by Barrick.

(3)	Specific cut-off grades for mineral reserve estimates for Pueblo Viejo have not been disclosed by Barrick.
(4)	Gold and silver metallurgical recovery assumptions for Pueblo Viejo have not been disclosed by Barrick.

Change in Mineral Resources and Mineral Reserves from Prior Year

Between December 31, 2021 and December 31, 2022, measured and indicated gold mineral resources decreased from 8.6 million to 2.8 million ounces (67%) and silver mineral resources decreased from 50.3 million to 15 million ounces (70%), while proven and probable gold mineral reserves increased from 5.4 million to 12.3 million ounces (127%) and silver mineral reserves increased from 35.7 million to 77 million ounces (116%) net of mining depletion. Barrick announced that this was primarily a result of completion of a pre-feasibility study for the new Naranjo tailings facility (which reclassified resources into reserves).

Recent Developments

Gold stream deliveries from Pueblo Viejo were approximately 32,500 ounces for the year ended December 31, 2022, compared to approximately 38,700 ounces for the year ended December 31, 2021. Silver stream deliveries were approximately 1.2 million ounces for the year ended December 31, 2022, compared to 1.3 million ounces for the year ended December 31, 2021.

During the year ended December 31, 2022, an additional 91,400 ounces of silver deliveries were deferred, partially offset by delivery of 37,700 ounces of previously deferred silver (net additional 53,700 ounces deferred). The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of December 31, 2022, approximately 513,000 ounces remain deferred. We expect that silver recoveries could remain highly variable until the plant expansion project is complete and bottlenecks associated with the silver circuit and silver recovery can be fully addressed, and the timing for the delivery of the entire deferred amount is uncertain.

On February 15, 2023, Barrick reported continued progress on the plant expansion and mine life extension project at Pueblo Viejo in the Dominican Republic. With respect to the plant expansion, Barrick reported that processing of first ore and commissioning of the new plant infrastructure is expected to be substantially complete during the first quarter of 2023.  With respect to the mine life extension, Barrick disclosed that social, environmental and technical studies for the additional tailings storage capacity continued to advance, and an Environmental and Social Impact Assessment (“ESIA”) for the proposed new Naranjo TSF had been submitted to the relevant authorities in the fourth quarter. Barrick expects the Government of the Dominican Republic’s decision on the ESIA during the first half of 2023.

Barrick also reported that a pre-feasibility study on the Naranjo TSF was completed during the fourth quarter, which allowed the addition of 6.5 million ounces of attributable proven and probable mineral reserves (60% basis), net of depletion, and extend the mine life beyond 2040. Barrick further reported that drilling and site investigation continues to allow for a feasibility level design by the end of 2023.

Barrick expects a Technical Report to support the Pueblo Viejo mine life extension and process plant expansion project, including the pre-feasibility study for the new Naranjo tailings storage facility, will be prepared in accordance with Form 43-101F1 and filed on SEDAR within 45 days of the February 9, 2023, news release.

On February 15, 2023, Barrick reported that it expects gold production of 470,000 to 520,000 ounces in 2023 from its 60% interest in Pueblo Viejo. Our stream interests are applicable to production from Barrick’s interest at Pueblo Viejo.

Cortez

The disclosures below regarding Cortez are derived from the Technical Report on the Cortez Joint Venture Operations dated March 22, 2019 pursuant to NI 43-101 and CIM Standards, and from Barrick’s report dated February 18, 2021, and from Barrick’s news release dated February 9, 2023. Barrick provides us with non-public mineral resource and mineral reserve updates specific to our royalty area in accordance with CIM Standards. While Barrick has announced updated mineral resources and mineral reserves for Cortez in its February 9, 2023 news release, as of the date of this disclosure, we have not yet received updates specific to our royalty area. Royal Gold requested information prepared pursuant to SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Cortez is a series of large open-pit and underground mines, utilizing mill and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont with respect to their Nevada operations. We refer to the Cortez property and its multiple mines and projects as the Cortez Complex, and the terms “Cortez” and “Cortez Complex” are used interchangeably. The operation is located approximately 95 km southwest of Elko, in Lander County, Nevada, at 40.24°N latitude and 116.71°W longitude at an elevation of approximately 1,525 m (mill and administration facility).

Cortez is located in the high desert region of the Basin and Range physiographic province. The mean annual temperature is 51°F. Precipitation averages six inches per year, primarily derived from snow and summer thunderstorms.

Infrastructure

Infrastructure to support the mining and processing operation is in place and well established.

The site is accessed by driving west from Elko on Interstate 80 approximately 75 km, and proceeding south on State Highway 306 approximately 56 km. Both US Interstate 80 and Nevada State Route 306 are paved roads.

The Union Pacific Rail line runs parallel to US Interstate 80 to the north of Cortez. Elko, the closest city to Cortez, is serviced by daily commercial airline flights to Salt Lake City, Utah.

Electric power is provided to the Cortez site by NV Energy by an approximately 80 km long radial transmission line originating at their Falcon substation. The incoming NV Energy line terminates at the Barrick owned Pipeline Substation. Two 120 kV lines that tap onto the NV Energy power line feed Barrick owned 120 kV power lines: an approximately 15 km extension to serve the Cortez Hills development and an approximately 5 km extension to serve the South Pipeline and Crossroads pits.

Water for process use at Cortez Mill No. 2 is supplied from the Pipeline open pit dewatering system. Approximately 6,600 liters per minute of the pit dewatering volume is diverted for plant use. Additional water can be sourced as needed from wells at Mill No. 1.

Cortez is located in a major mining region and labor, contractors and suppliers are well established resources. The majority of the workforce lives in the nearby towns of Elko, Spring Creek, Carlin, and Battle Mountain and travel daily to the mine.

Area of Interest

At Cortez, NGM directly controls approximately 124,000 hectares of mineral rights with ownership of mining claims and fee lands. There are 10,869 claims consisting of: 10,012 unpatented lode claims; 575 unpatented mill-site claims; 129 patented lode claims; 125 patented mill-site claims; and 28 unpatented placer claims.

We own multiple royalty interests at the Cortez Complex that have been acquired over time. Table 1 below summarizes those royalty interests for each of the deposits at the Cortez Complex as of December 31, 2022, after the acquisition of Idaho Royalty, which was announced on January 5, 2023. To simplify the overlapping royalties that cover each of the deposits, Table 1 also provides approximate blended royalty rates.

For purposes of simplified disclosure, we have divided our royalty interests at the Cortez Complex into two zones: the Legacy Zone and the Cortez Complex Zone. The Legacy Zone is our largest royalty exposure at the Cortez Complex, representing an equivalent 9.4% GSR royalty rate over the Pipeline and Crossroads deposits. The CC Zone includes an equivalent 1.6% GSR royalty over the Cortez Hills, Cortez Pits, Fourmile and Goldrush deposits, a 2.2% GSR royalty rate over the Goldrush SE deposit and a 0.45% GSR royalty rate over the Robertson deposit.

NGM does not provide guidance or production results for the individual mines within the Cortez Complex, and each of the NGM partners provides consolidated guidance and results for their respective interests. We have typically provided, and expect to continue to provide, annual guidance for the total gold production subject to the Legacy Zone royalty interest. This guidance includes overlapping contributions from the Pipeline and Crossroads deposits in certain areas and is not directly comparable to actual production from these deposits.

Table 1 Cortez Complex – Royal Gold Royalty Interests

(1)

Approximate equivalent royalty after blending the detailed royalty rates. Assumes total deduction to the Rio Tinto Royalty of 3% for the Legacy Royalties and the Idaho Royalty, and a 60% conversion from NVR to GSR rates.

(2)

Legacy Royalties are those royalties held by Royal Gold prior to August 2, 2022, and consist of overlapping royalties on the Pipeline and Crossroads deposits, with additional royalties covering a portion of the Goldrush deposit and other exploration areas.

(3)

The overlapping royalties in the Legacy Zone are equivalent to an approximate 8% GSR royalty on production subject to this interest of 280,000 ounces in 2022 and 332,000 ounces per year from 2022 through 2026.

(4)	GSR1 and GSR2 are sliding-scale gross value royalties that vary from a rate of 0.4% at gold prices less than $210/oz to 5.0% at gold prices greater than $470/oz.
(5)	A small portion of the Crossroads deposit has a royalty rate of 4.91%.
(6)	NVR2 covers the south-east extension of the Goldrush Project on the Flying T Ranch.
(7)

The Rio Tinto Royalty is a sliding-scale gross value royalty that varies from a rate of 0.0% at gold prices less than $400/oz to 3.0% at gold prices greater than $900/oz on 40% of the production from the undivided Cortez Complex, excluding the existing Robertson deposits. Deductions from the royalty payment are limited to third party royalties that existed prior to January 1, 2008, which include the Legacy Royalties and the Idaho Royalty.

The Rio Tinto Royalty calculation is:

1.2% x {[(gold produced from all areas excluding Robertson) x (gold price)] LESS

[(gold produced from Pipeline and Crossroads) x (gold price) x (8% GSR approximate royalty rate) +

(gold produced from Goldrush SE) x (gold price) x (1.4167% NVR) +

(gold produced from Pipeline and Crossroads) x (gold price) x (0.689% GSR) +

(gold produced from Cortez Hills, Cortez Pits, Goldrush, Fourmile and Robertson) x (gold price) x

(1.2859% GSR)]}

The total third-party royalty deduction for the Legacy Royalties and the Idaho Royalty can be approximated as 3% through 2032 and 1.4% thereafter.

(8)	Idaho Royalty rates are rounded.

We also own three additional royalties in the Cortez area where there is currently no production and no mineral resources or mineral reserves attributed to these royalty interests.

Royalty Agreements

Cortez GSR1 and GSR2 - Royalty Agreement dated April 1, 1999 between The Cortez Joint Venture (“Cortez JV”), Placer Dome U.S. Inc., and Royal Crescent Valley Inc. (“Royal Crescent”); as amended by that First Amended Memorandum of Grant of Royalty dated April 1, 1999 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Second Amended Memorandum of Grant of Royalty dated December 8, 2000 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Third Amended Memorandum of Grant of Royalty dated December 17, 2001 between Cortez JV, Placer Dome U.S. Inc., Royal Gold and Royal Crescent; that Fourth Amended Memorandum of Grant of Royalty dated October 1, 2008 between Cortez JV, Royal Gold and Royal Crescent; and subject to that Royalty Deed and Assignment dated October 1, 2008 from Royal Gold to Barrick Gold Finance Inc.

Cortez GSR3 - Special Warranty Deed Conveying Overriding Royalty Interest dated June 30, 1993, recorded in Book 396, commencing at Page 23 in Lander County and Book 248, commencing at Page 284 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Overriding Royalty Interest dated August 9, 1993, recorded in Book 400, commencing at Page 328 in Lander County, and in Book 253, commencing at Page 405 in Eureka County.; Special Warranty Deed and Bill of Sale dated June 30, 1993, recorded in Book 396, commencing at Page 160 in Lander County, and in Book 248, commencing at Page 422 in Eureka County, as corrected by Correction Special Warranty Deed and Bill of Sale dated August 9, 1993, recorded in Book 400, commencing at Page 599 in Lander County, and in Book 254, commencing at Page 142 in Eureka County; Special Warranty Deed Conveying Interest in Overriding Royalty dated June 30, 1993, recorded in Book 396, commencing at Page 276 in Lander County, and in Book 249, commencing at Page 1 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Interest in Overriding Royalty dated August 9, 1993, recorded in Book 400, commencing at Page 458 in Lander County, and in Book 254, commencing at Page 001 of the Official Records of Eureka County; Memorandum of Surviving Provisions of the Exchange Agreement dated June 30, 1993, recorded in Book 396, commencing at Page 151 in Lander County, and in Book 248, commencing at Page 412 in Eureka County, as corrected by Corrected Memorandum of Surviving Provisions of Exchange Agreement dated August 9, 1993, recorded in Book 400, commencing at Page 589 in Lander County, and in Book 254, commencing at Page 132 in Eureka County; Exchange Agreement dated June 30, 1993 as amended by First Amendment of Exchange Agreement dated August 9, 1993; Clarification Agreement dated August 11, 1995 between Cortez Joint Venture, Cortez Gold Mines, Placer Dome U.S. Inc., Kennecott Exploration (Australia), Ltd., Idaho Resources Corporation and the Idaho Group of royalty holders, recorded in Book 421, commencing at Page 205 in Lander County, and in Book 287, commencing at Page 552, in Eureka County; subject to certain special warranty deeds dated September 1, 1999; and subject to that Royalty Deed and Assignment dated October 1, 2008 between Royal Gold, Inc. and Barrick Gold Finance Inc.

Cortez NVR1 and Cortez NVR1C - Mining Lease dated April 15, 1991 between ECM, Inc. and Placer Dome U.S. Inc., as assigned by that Assignment and Quitclaim Deed dated August 14, 1991 from Placer Dome U.S. Inc. to Cortez Gold Mines, as amended by that First Amendment to Mining Lease dated December 22, 1992 between ECM, Inc. and Placer Dome U.S. Inc., that Second Amendment to Mining Lease dated May 26, 1994 between ECM, Inc. and Cortez Gold Mines, that Third Amendment to Mining Lease dated December 13, 1999 between ECM, Inc. and Cortez Gold Mines, that Fourth Amendment to Mining Lease dated March 23, 2001 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines, that Fifth Amendment to Mining Lease dated December 6, 2001 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines, and that Sixth Amendment to Mining Lease dated December 6, 2002 between ECM, Inc. and Cortez Joint Venture, dba Cortez Gold Mines; that Royalty Deed and Agreement dated April 15, 1991 between Royal Crescent and ECM, Inc., as assigned by that Assignment dated April 16, 1992 from Royal Crescent to Crescent Valley Partners, L.P.; as assigned by that Royalty Deed and Assignment dated October 1, 2008 between Crescent Valley Partners, L.P., and Barrick Gold Finance Inc., and that Deed and Assignment dated September 19, 2016 between ECM, Inc. and Denver Mining Finance Company, Inc.

Cortez NVR2 - North Mining Lease dated October 16, 2002 between Tom and Volina Connolly, and the Jeannette L. Baumann Trust, and Barrick Gold U.S. Inc., successor to Placer Dome U.S. Inc. (“Barrick Gold U.S.”); South Mining Lease dated October 16, 2002 between Tom and Volina Connolly, and the Jeannette L. Baumann Trust, and Barrick Gold U.S.; North Option Agreement dated October 16, 2002 between Tom and Volina Connolly, and Barrick Gold U.S.; South Option Agreement dated October 16, 2002 between Tom and Volina Connolly, and Barrick; as assigned by that Assignment of Lease dated November 2, 2004 from Tom and Volina Connolly to The Thomas and Volina Connolly Family Trust, assigning its interest in the North Mining Lease; that Assignment of Lease dated November 2, 2004 from Tom and Volina Connolly to The Thomas and Volina Connolly Family Trust; that General Warranty Deed with Reservation of Royalty (North) dated December 11, 2007 from The Thomas and Volina Connolly Family Trust to Barrick Gold U.S., recorded as Document No. 2007-211323 in Eureka County; that General Warranty Deed with Reservation of Royalty (South) dated December 11, 2007 from The Thomas and Volina Connolly Family Trust to Barrick Gold U.S., recorded as Document No. 2007-211324 in Eureka County; as assigned by that Assignment of Mining Leases and Option Agreements dated January 7, 2014 between The Thomas and Volina Connolly Family Trust and Royal Gold, Inc., recorded as Document No. 2014-226564 in Eureka County; as assigned by that Deed of Royalty and Assignment of Rights dated January 7, 2014 between The Thomas and Volina Connolly Family Trust and Royal Gold, Inc., recorded as Document No. 2014-226563 in Eureka County; and assigned by that Deed of Mineral Rights dated January 7, 2014 between The Thomas and Volina Connolly Family Trust and Royal Gold, Inc., recorded as Document No. 2014-226562 in Eureka County.

Rio Tinto Royalty - Rio Tinto Production Royalty Deed dated March 5, 2008 between Kennecott Royalty Company, successor to Kennecott Explorations (Australia) Ltd., and Barrick Gold Finance, Inc., recorded as Document No. 2008-211704 in Eureka County, and as Document No. 250801 in Lander County; as assigned by that Assignment of Production Royalty (Cortez Royalty; Lander and Eureka Counties, Nevada) between Kennecott Royalty Company and RG Royalties, LLC, recorded as Document No. 2022-248598 in Eureka County, and as Document No. 306208 in Lander County.

Idaho Royalty - Special Warranty Deed Conveying Overriding Royalty Interest dated June 30, 1993, recorded in Book 396, commencing at Page 23 in Lander County and Book 248, commencing at Page 284 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Overriding Royalty Interest dated August 9, 1993, recorded in Book 400, commencing at Page 328 in Lander County, and in Book 253, commencing at Page 405 in Eureka County.; Special Warranty Deed and Bill of Sale dated June 30, 1993, recorded in Book 396, commencing at Page 160 in Lander County, and in Book 248, commencing at Page 422 in Eureka County, as corrected by Correction Special Warranty Deed and Bill of Sale dated August 9, 1993, recorded in Book 400, commencing at Page 599 in Lander County, and in Book 254, commencing at Page 142 in Eureka County; Special Warranty Deed Conveying Interest in Overriding Royalty dated June 30, 1993, recorded in Book 396, commencing at Page 276 in Lander County, and in Book 249, commencing at Page 1 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Interest in Overriding Royalty dated August 9, 1993, recorded in Book 400, commencing at Page 458 in Lander County, and in Book 254, commencing at Page 001 of the Official Records of Eureka County; Memorandum of Surviving Provisions of the Exchange Agreement dated June 30, 1993, recorded in Book 396, commencing at Page 151 in Lander County, and in Book 248, commencing at Page 412 in

Eureka County, as corrected by Corrected Memorandum of Surviving Provisions of Exchange Agreement dated August 9, 1993, recorded in Book 400, commencing at Page 589 in Lander County, and in Book 254, commencing at Page 132 in Eureka County; Exchange Agreement dated June 30, 1993 as amended by First Amendment of Exchange Agreement dated August 9, 1993; Clarification Agreement dated August 11, 1995 between Cortez Joint Venture, Cortez Gold Mines, Placer Dome U.S. Inc., Kennecott Exploration (Australia), Ltd., Idaho Resources Corporation and the Idaho Group of royalty holders, recorded in Book 421, commencing at Page 205 in Lander County, and in Book 287, commencing at Page 552, in Eureka County; subject to certain special warranty deeds dated effective December 30, 2022.

Property Description

The Cortez Complex is a combination of open pit and underground mining operations and projects owned and operated by NGM. NGM combined Newmont and Barrick assets across Nevada in 2019 to allow for operational integration between projects held by Newmont and Barrick. NGM is operated by Barrick.

The Cortez Complex comprises the Pipeline, Crossroads, Cortez Hills, Cortez Pits and Gold Acres open pit operations, the Cortez Hills underground mining operation, and the Goldrush, Fourmile and Robertson development projects. The Fourmile project is 100% owned by Barrick and is not currently included in the NGM joint venture, but may be contributed to the joint venture if certain criteria are met in the future.

Deposits within the Pipeline/Crossroads complex and Cortez Pits are mined by conventional open pit methods. Open pit operations moved 118 million tonnes of combined ore and waste in 2022. Two different mining methods are used at the underground operations, long-hole open stoping and drift-and-fill. Underground operations at Cortez Hills are based on an ore production rate of 3,630 tpd.

The gold-recovery process used at the Cortez Complex is determined by considering the grade and metallurgical character of the particular ore: lower grade ROM oxide ore is heap leached at existing facilities; higher-grade non-refractory ore is treated in a conventional mill using cyanidation and the CIL process; and refractory ore is stockpiled on site in designated areas and trucked to the nearby Carlin Complex for processing. Gold recovered from the ore is processed into doré on site and shipped to outside refineries for processing into gold bullion.

The active heap leach facilities are located at the Pipeline and Cortez Hills complexes. Milling activities at Cortez are conducted at the Pipeline complex, which includes crushing and grinding facilities, CIL circuits, reagent storage areas and a recovery/refining circuit. Plant throughput can reach up to 16,300 tpd depending on the hardness of the ore being processed.

The Goldrush underground project is currently in development. The primary access is a set of twin declines developed to allow exploration and initial test stoping on the orebody. The primary method of extraction at the Goldrush mine is longhole open stoping. The basic mining unit is a stope with the dimensions of 15 m (width) by 15 m (strike length) by 20 m (height). The stopes will be extracted on a transverse primary/secondary system with (where possible), a continuous mining front. Broken material is hauled from the mine using 63-tonne capacity haul trucks out of the mine declines. Void space is then filled with cemented rock fill. A paste plant is expected to be constructed to provide backfill.

Most of the Goldrush deposit contains typical double refractory roast-type ore (gold locked in sulfides and organic preg-robbing carbon present). All Goldrush samples showed a relatively high gold recovery in the bench-scale roast tests. Both the Carlin and Gold Quarry roasters at NGM’s Carlin Complex are capable of generating high gold recoveries from the Goldrush ore, and ore is expected to be trucked and processed at both facilities.

Barrick has reported that development of the Robertson open pit project is proposed to be in alignment with the Cortez Complex open pit operations, using conventional drill and blast techniques and truck and shovel fleet. Material is expected to be drilled, blasted and mined on 12 m benches. All mineralization is anticipated to be oxide and is currently planned to be processed at the Pipeline mill or on a future leach pad that will be constructed at the Robertson complex.

Source: Barrick, 2022

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

Barrick purchased the Robertson property from Coral Gold Resources Ltd. In June 2017. The property is located 10 km due north of the Pipeline mill and administration complex. Robertson is the subject of a feasibility study based on open pit mining and ore processing at the Pipeline mill and heap leach facilities.

Permitting and Encumbrances

A number of federal and state permits are required to operate the Cortez mine. Cortez adheres to permitting guidelines from the U.S. Bureau of Land Management (“BLM”), the Nevada Revised Statutes, the Nevada Administrative Code, and additional federal government requirements.

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

The major permits required for operating on public lands are the approval of the Plan of Operation (“POO”) by the BLM and a Reclamation Permit from the BLM and Nevada Division of Environmental Protection (“NDEP”). The Cortez property has received approval for a number of POOs and reclamation permits since the early 1980s. Permits were issued to allow mining and processing of ore from the East Pit, Horse Canyon Pit, Gold Acres, South Extension Pit, Cortez Canyon, and other areas that are no longer actively mined. The major environmental analysis documents (e.g. Environmental Assessment, EIS, Supplemental Environmental Impact Statement, Record of Decision (“ROD”), Finding of No Significant Impact and POOs that have been issued for the currently active areas of Cortez (i.e., Crossroads, Pipeline, and Cortez Hills).

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

The Cortez Hills deposit consists of the Breccia Zone, Middle Zone, Lower Zone, Renegade Zone and the Pediment deposit. The maximum strike length of mineralization in the Cortez Hills deposit is approximately 1,300 m, and the maximum width is approximately 420 m. The mineralized zone starts at approximately 120 m below surface and continues to more than 600 m below surface. Select areas of the underground mineral resource have expansion potential. Exploration to fully delineate the extent of the Cortez Hills deposit is ongoing.

Ore at the Pipeline complex deposit is hosted within silty carbonates associated with the Roberts Mountain and Wenban formations. The maximum strike length of mineralization in the Pipeline deposit is approximately 2,400 m and the maximum width is approximately 1,500 m. The mineralized zone starts approximately 60 m below surface and continues to 600 m below surface.

The Goldrush deposit has a maximum thickness of 76 m, a width of about 425 m, and extends along strike for approximately 5,275 m. The deepest significant intercept is currently at 1,435 m. The Goldrush system remains open to the north into Fourmile, to the southeast, and in multiple directions in the Ken Balleweg (KB) Domain.

Robertson is an igneous related gold system. Gold mineralization is found in Upper Plate siliciclastics of the Devonian Slaven and Silurian Elder formations, as well as inside Eocene intermediate composition igneous rocks, primarily diorite and granodiorite. Mineralization is primarily concentrated around the Tenabo Stock in three main areas: Gold Pan in the northwest, Porphyry in the east to northeast, and Altenburg Hill in the southeast. Gold is associated with bismuth and tellurium and is commonly found in association with arsenopyrite and loellingite (FeAsS). Gold at Robertson is present as native gold, with minor electrum, and all gold present is free-milling.

Mineral Resources and Mineral Reserves

Table 1 Cortez – Summary of Gold Mineral Resources at December 31, 2022, Based on $1,700 Au (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	1.5	5.41	(4)	(5)
Indicated Mineral Resources	99.2	1.56	(4)	(5)
Measured + Indicated Mineral Resources	100.7	1.62	(4)	(5)
Inferred Mineral Resources	203.3	1.06	(4)	(5)

(1)

Reported mineral resource is as of December 31, 2022. Barrick reports mineral resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Mineral resources are presented exclusive of mineral reserves.
(3)

We control various royalty positions at Cortez, including (i) the overlapping royalties covering the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR3, NVR1 and NVR1C), which are equivalent to an approximate 8% gross smelter return royalty and cover (as of December 31, 2021) 5.2 million tonnes of measured and indicated mineral resources at an average grade of 1.33 gpt;  (ii) NVR2 over a portion of the Goldrush property, which is a 1% NVR covering 0.9 million tonnes of indicated resource averaging 4.42 gpt and 2.1 million tonnes of inferred resources grading 4.67 gpt.; (iii) The Rio Tinto Royalty, which is an effective 1.2% gross royalty on the Cortez Complex (excluding the existing Robertson deposits) at gold prices above $900 per ounce; and (iv) the Idaho Royalty, which is an approximate 0.24% gross royalty covering areas including the Pipeline and Crossroads deposits, and an approximate 0.45% gross royalty covering areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. Barrick has updated mineral resource reporting for Cortez as of December 31, 2022, but has not yet provided us with the breakdown by region. Our royalties for Cortez cover all metals, but Barrick reports only gold resources for Cortez.

(4)	Specific cut-off grades for mineral resource estimates for Cortez have not been disclosed by Barrick.
(5)	Metallurgical recovery assumptions for Cortez have not been disclosed by Barrick.

Table 2 Cortez – Summary of Gold Mineral Reserves at December 31, 2022, Based on $1,300 Au and $18 Ag (1),(2)

	Amount Tonnes (M)	Au Grade gpt	Cut-Off Grade	Metallurgical Recovery
Proven Mineral Reserves	2.2	5.63	(3)	(4)
Probable Mineral Reserves	221.1	2.22	(3)	(4)
Total Mineral Reserves	223.3	2.26	(3)	(4)

(1)

Reported mineral reserve is as of December 31, 2022. Barrick reports mineral reserves pursuant to CIMC Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)

We control various royalty positions at Cortez, including (i) the overlapping royalties covering the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR3, NVR1 and NVR1C), which are equivalent to an approximate 8% gross smelter return royalty and cover (as of December 31, 2021) 56.6 million tonnes of proven and probable reserves at an average grade of 1.65 gpt; (ii) NVR2 over a portion of the Goldrush property, which is a 1% NVR covering 4.9 million tonnes of probable reserves averaging 7.13 gpt; (iii) The Rio Tinto Royalty, which is an effective 1.2% gross royalty on the Cortez Complex (excluding the existing Robertson deposits) at gold prices above $900 per ounce; and (iv) the Idaho Royalty, which is an approximate 0.24% gross royalty covering areas including the Pipeline and Crossroads deposits, and an approximate 0.45% gross royalty covering areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. Barrick has updated reserve reporting for Cortez, but has not yet provided us with the breakdown by region. Our royalties for Cortez cover all metals, but Barrick reports only gold reserves for the property.

(3)	Specific cut-off grades for mineral reserve estimates for Cortez have not been disclosed by Barrick.
(4)	Metallurgical recovery assumptions for Cortez have not been disclosed by Barrick.

Change in Mineral Resources and Mineral Reserves from Prior Year

From December 31, 2021 to December 31, 2022, measured and indicated gold mineral resources have increased from 0.1 million to 5.2 million ounces (4800%) and proven and probable gold mineral reserves have increased from 3.5 million to 15.7 million ounces (350%), primarily as a result of the acquisition of the CC Zone royalties described above, but also due to reserves replacement announced by Barrick.

Recent Developments

Production attributable to our royalty interests at the Cortez Complex for the year ended December 31, 2022, was approximately 414,000 ounces of gold, of which 300,000 ounces were attributable to the Legacy Zone, and 114,000 ounces were attributable to the CC Zone, compared to approximately 361,300 ounces of gold for the year ended December 31, 2021. Production during the prior year was attributable to the Legacy Zone, including overlapping royalties at the Pipeline and Crossroads deposits (known as GSR1, GSR2, GSR3, NVR1 and NVR1C), while production for the year ended December 31, 2022 was attributable to the Legacy Zone and the CC Zone, but, in the case of the latter, only after the effective date of acquisition of our interests over the CC Zone.

At the Legacy Zone during 2022, the planned open pit mining in the Pipeline pit was materially completed and a transition to the Crossroads open pit occurred. Gold production attributed to the Pipeline/Crossroads area was lower in the September quarter as this transition occurred and mining of higher-grade oxide ore at Crossroads resulted in improved production in the December quarter.

At the CC Zone during 2022, project development continued, most notably at the Goldrush, Fourmile and Robertson projects. At Goldrush, underground development, bulk sampling, test mining, and other exploration continued and focused on verifying geological, geotechnical and hydrogeological models developed during the feasibility study. On February 15, 2023, Barrick reported that mine development and test stoping at Goldrush has continued at the Redhill zone, where dewatering of the orebody is not required, and development continues on exploration drifts above the Goldrush orebody to facilitate future underground drilling platforms. The Record of Decision (“ROD”) from the BLM is expected to be issued by the end of the first half of 2023, and the transition to full-scale mining is expected upon receipt of a positive ROD.

At Fourmile, resource and exploration drilling continued on areas in the gap between Goldrush and Fourmile and to the north of the existing Fourmile model. This additional drilling is expected to add to the indicated resource reported by Barrick of 1.0 million tonnes with a gold grade of 10.9 gpt gold and the inferred resource of 6.4 million tonnes with a gold grade of 10.6 gpt, dated December 31, 2021. A revised mineral resource is expected in early 2023.

At Robertson, resource and reserve definition drilling provided further understanding of the geologic controls and related processing options. On February 9, 2023, Barrick reported a maiden proven and probable reserve of 1.6 million ounces

(100% basis) grading 0.46 gpt at the Robertson open pit project after the completion of a pre-feasibility study.  According to Barrick, this will be a key source of oxide mill feed in the Cortez Complex mine plan. Any plan for production from the Robertson project will require permitting.

Additionally, Barrick reported that successful resource definition drilling at Robertson and Goldrush supports the potential for future reserve growth.

On February 15, 2023, Barrick reported that it expects gold production of 580,000 to 650,000 ounces in 2023 from its 61.5% interest in the Cortez Complex, implying total production of approximately 940,000 to 1,060,000 ounces from the Cortez Complex.

Peñasquito

The disclosures below regarding Peñasquito are derived from the NI 43-101 Technical Report dated June 30, 2018 pursuant to NI 43-101 and CIM Standards, and the mineral resource and reserve updates are derived from Newmont’s 10K dated December 31, 2021 pursuant to SK1300. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Peñasquito open pit mine and ore processing facilities are located approximately 200 km northeast of the city of Zacatecas and 27 km west of the town of Concepción del Oro, Zacatecas, Mexico, at 24.65°N latitude and 101.68°W longitude.

The terrain is generally flat, with some rolling hills, with a prevailing elevation of the property is approximately 1,900 m above sea level. The climate is generally dry with precipitation being limited for the most part to a rainy season in the months of June and July. Annual precipitation for the area is approximately 700 mm.

Infrastructure

Infrastructure to support the mining and processing operation is in place and well established.

There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by-pass road from Highway 54 approximately 25 km south of Concepción del Oro. The Salaverna by-pass is a new, purpose-built gravel road that eliminates the steep switchback sections of cobblestone road just west of Concepción Del Oro and passes the town of Mazapil. From Mazapil, this is a well-maintained gravel road that accesses the mine main gate.

The closest rail link is 100 km to the west.

There is a private airport on site and commercial airports in the cities of Saltillo, Zacatecas and Monterrey. Travel from Monterrey/Saltillo is approximately 255 km, about three hours to site. Travel from Zacatecas is approximately 270 km, about 3.5 hours to site.

Power is supplied from the 182 MW power purchase agreement with InterGen, delivered to the mine by the Mexican Federal Electricity Commission (Comisión Federal de Electricidad or CFE). CFE also continues to provide backup power supply for both planned and unplanned shutdowns from the InterGen power plant.

Process and potable water for the Peñasquito mine is sourced from the Torres-Vergel well field located 6 km west of the Peñasquito Mine and an additional groundwater source within the Cedros basin named the Northern Well Field.

The mine has received permits to pump up to 4 million m3 of this water per year via eight water rights titles over the Torres and Vergel water well field and Northern Well field. Peñasquito continuously monitors the aquifers to ensure they remain sustainable, through a network of monitoring wells to measure water levels and water quality.

A skilled labor force is available in the region and surrounding mining areas of Mexico. Fuel and supplies are sourced from nearby regional centers such as Monterrey, Monclova, Saltillo and Zacatecas and imports from the U.S. via Laredo.

Site accommodations comprise a camp with full dining, laundry and recreational facilities.

Area of Interest

At Peñasquito, our royalty interest covers 20 mining concessions comprising 45,823 hectares covering the Chile Colorado and Peñasco open pit mines.

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

The open pit operation is undertaken using a conventional truck-and-shovel fleet consists of five rope shovels, three hydraulic shovels, 3 front-end loaders paired with 82 haul trucks with a 312-tonne payload capacity, and nine blasthole drills. In 2021 the mining operations moved 177 million tonnes of total material.

The Peñasquito mine consists of a leach facility that can process a nominal 6,000 tpd of oxide ore and a sulfide plant that can process a nominal 115,500 tpd of sulfide ore.

The sulfide processing plant, comprising four stages of flotation; carbon, lead, zinc and pyrite. Comminution is accomplished by one primary crusher, an augmented feed circuit including secondary crusher, pebble crushers, and high pressure grinding rolls. There are two SAG mills and four ball mills completing the comminution operation. The mine uses a 4-step flotation circuit to produce a lead concentrate, a zinc concentrate, and a pyrite leach circuit which yields a gold doré product. In 2021, the mill processed 35.7 million tonnes.

The carbon pre-flotation circuit was added in 2018 ahead of lead flotation to remove organic carbon associated with sedimentary ores. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The pyrite leach circuit was added at the end of 2018, which treats the zinc tailings in a pyrite flotation leach, and Merrill Crowe process to recover additional silver and gold in the form of doré. Tailings from the leach circuit undergoes cyanide destruction and combines with final flotation tailings for final deposition in the TSF.

The markets for the lead and zinc concentrates from the Peñasquito mine are worldwide with smelters located in Mexico, Canada, United States, Asia and Europe.

All required project infrastructure, such as roadways, mine and administration buildings, process plant, explosives storage facility, fuel farm, truck shop, workshops and security, has been constructed and is operational.

Age and Condition of Infrastructure

Mine construction commenced in 2007. Sulfide processing plants were commissioned in 2009 and 2010. A pyrite leach project for leaching gold from pyrite tailings was completed in 2018.

Royal Gold does not have specific information as to the physical condition or the age or condition of the equipment and infrastructure.

Book Value

The operator does not provide Royal Gold with the operator’s book value or total cost detail for the property and associated plant and equipment.

Property History

In 1568, Spanish explorers discovered gold-silver deposits at Concepcion del Oro, 30 km to the east of the Peñasquito operations. Since then, the Concepcion del Oro area has produced 1.5 million ounces of gold and 250 million ounces of silver. About the same time, the Spanish also worked at the project developing shallow shafts and pits.

A summary of the known project owners over the mineral concessions covering the Peñasquito operations area are as follows:

●Minera Peñoles, 1950’s
●Minera Kennecott SA de CC, 1994-1998
●Western Copper Holdings Lts, 1998
●Minera Hochschilds S.A., 2000
●Western Copper, 2000-2003
●Western Silver Corporation, 2003-2006
●Goldcorp, 2006-2019
●Newmont, 2019-present

Mine construction commenced in 2007. Initial concentrates were produced as part of the commissioning process in October 2009. A second sulfide processing line was commissioned in June 2010. A pyrite leach project for leaching gold from pyrite tailings was completed in November 2018. The property was acquired in April 2019 by Newmont upon the acquisition of Goldcorp.

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

Newmont holds the appropriate permits under local, State and Federal laws to allow mining operations. Key permits include: environmental impact assessment; land use change; environmental risk; waste management; concession title for groundwater extraction; waste water discharge permit; environmental license (Licencia Ambiental Única); explosives permit; and accident prevention program.

Property Geology

The Peñasquito operation consists of two deposits: the Peñasco deposit, centered on a diatreme breccia pipe; and the Chile Colorado deposit, comprised of mineralized sedimentary rocks adjacent to the Brecha Azul diatreme. The diatreme and sediments contain and are surrounded by disseminated, veinlet and vein-hosted sulfides and sulfosalts containing base metals, silver, and gold.

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

The larger diatreme, Peñasco, has dimensions of 900 m by 800 m immediately beneath surface alluvial cover, and diatreme breccias extend to at least 1,000 m below surface. The Brecha Azul diatreme, which lies to the southeast of Peñasco, is about 500 m in diameter immediately below alluvium, and diatreme breccias also extend to at least 1,000 m below surface. Porphyritic intrusive rocks intersected in drilling beneath the breccias may connect the pipes at depth.

Chile Colorado is a mineralized stock work located southwest of Brecha Azul in sediments of the Caracol Formation, with the geometry of approximately 600 m by 400 m immediately beneath surface alluvial cover, and it extends to at least 500 m below the surface.

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

Mineralization consists of disseminations, veinlets and veins of various combinations of medium to coarse-grained pyrite, sphalerite, galena, and argentite (Ag2S). Sulfosalts of various compositions are also abundant in places, including bournonite (PbCuSbS3), jamesonite (PbSb2S4), tetrahedrite, polybasite (Ag,Cu)16 (Sb,As)2S11, and pyrogyrite (Ag3SbS3). Stibnite (Sb2S3), rare hessite (AgTe), chalcopyrite, and molybdenite have also been identified. Telluride minerals are the main gold-bearing phase, with electrum and native gold also being identified.

Mineral Resources and Mineral Reserves

Table 1 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Resources at December 31, 2021, Based on $1,400 Au, $23.00 Ag, $1.10 Pb, and $1.40 Zn (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Pb Grade %	Zn Grade %	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	31.4	0.27	25.71	0.29	0.66	(4)	(5)
Indicated Mineral Resources	176.6	0.27	26.36	0.26	0.57	(4)	(5)
Measured + Indicated Mineral Resources	208.0	0.27	26.26	0.26	0.58	(4)	(5)
Inferred Mineral Resources	89.8	0.40	28.00	0.24	0.54	(4)	(5)

(1)	Reported mineral resource is as of December 31, 2021. Newmont reports mineral resources pursuant to SK1300 requirements of the SEC.
(2)	Mineral resources are presented exclusive of mineral reserves.
(3)	Our interest at Peñasquito is a 2.0% NSR on all metals. The mineral resources listed are 100% of the mineral resources to which our royalty interest applies.
(4)	Gold cut-off grade varies with level of silver, lead, and zinc credits. Specific cut-off grades have not been disclosed by the operator.
(5)	Peñasquito mineral resources are presented assuming a 69% average metallurgical recovery for gold, 87% recovery for silver, 81% recovery for zinc, and 73% recovery for lead.

Table 2 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Reserves at December 31, 2021, Based on $1,200 Au, $20,00 Ag, $0.90 Pb, and $1.15 Zn (1),(2)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Pb Grade %	Zn Grade %	Cut-Of Grade	Metallurgical Recovery
Proven Mineral Reserves	115.0	0.61	38.27	0.37	0.94	(3)	(4)
Probable Mineral Reserves	247.0	0.52	31.78	0.30	0.71	(3)	(4)
Total Mineral Reserves	362.0	0.55	33.84	0.32	0.78	(3)	(4)

(1)

Reported mineral reserve is as of December 31, 2021. Newmont reports mineral reserves pursuant to SK1300 requirements of the SEC. Newmont states that the historical methodology applied to the prior year of estimating mineral reserves was not significantly impacted as a result of the change from IG7 to SK1300, and that, therefore, mineral reserves presented at December 31, 2021 and 2020, under the respective methodologies, are comparable.

(2)	Our interest at Peñasquito is a 2.0% NSR on all metals. The mineral reserves listed are 100% of the mineral reserves to which our royalty interest applies.
(3)	Gold cut-off grade varies with level of silver, lead, and zinc credits. Specific cut-off grades have not been disclosed by the operator.
(4)	Peñasquito mineral reserves are presented assuming a 69% average metallurgical recovery for gold, 87% recovery for silver, 81% recovery for zinc, and 73% recovery for lead.

Change in Mineral Resources and Mineral Reserves from Prior Year

The previous mineral resources and mineral reserves reported by Newmont were as of December 31, 2020. There was a decrease in mineral reserves and resources at the property year over year.

	Proven and Probable Mineral Reserves			Measured and Indicated Mineral Resources
	12/31/2020	12/31/2021	% Change	12/31/2020	12/31/2021	% Change
Au ounces (M)	7.1	6.3	-11%	2.4	1.80%	-26%
Ag ounces (M)	425.8	392.9	-7%	238.1	175.6	-26%
Pb Lbs. (B)	2.96	2.58	-13%	1.67	1.21	-27%
Zn Lbs. (B)	6.81	6.24	-8%	3.68	2.68	-27%

Newmont reported that the reduction in mineral reserves is primarily a result of mining depletion and the reduction in mineral resources is due to design updates at Peñasquito.

Recent Developments

During the year ended December 31, 2022, gold production reported for our royalty interest at Peñasquito was approximately 573,000 ounces; silver production was approximately 29.7 million ounces; lead production was approximately 147 million pounds; and zinc production was approximately 373 million pounds. During the year ended December 31, 2021, gold production reported for our royalty interest was approximately 710,000 ounces; silver production was approximately 31.8 million ounces; lead production was approximately 173 million pounds; and zinc production was approximately 433 million pounds. The decrease in gold production is primarily due to lower ore grade milled and lower mill recovery, while other metal production decreased due to lower ore grade milled.

In 2023, Newmont expects to increase production by implementing throughput and recovery improvements from the use of a new reagent to depress organic carbon, and by improving haul truck payload to increase tonnes mined.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “RGLD.” As of February 9, 2023, we had 783 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

On November 15, 2022, we announced an increase in our annual dividend for calendar year 2023 from $1.40 to $1.50 per share, payable on a quarterly basis of $0.375 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2022. We have steadily increased our annual dividend for 22 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2022	—	—	N/A	N/A
November 2022	—	—	N/A	N/A
December 2022	—	—	N/A	N/A
Total	—	—	N/A	N/A

Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for Royal Gold, the S&P 500 Index, and the PHLX Gold and Silver Index for the five years ended December 31, 2022. The graph assumes $100 was invested in each of stock or index as of the market close on December 31. Past stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2022	2021	2020	2019	2018	2017
RGLD	$145	$134	$134	$152	$106	$100
S&P 500	$157	$149	$149	$126	$96	$100
PHLX gold/silver Index	$151	$162	$173	$128	$84	$100

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses year-to-year comparisons between the year ended December 31, 2022 and the comparative year ended December 31, 2021. Due to our change in fiscal year from June 30 to December 31, the comparative year ended December 31, 2021 was unaudited. A discussion of the changes in our financial condition and results of operations for the six months ended December 31, 2021 transition period and fiscal years ended June 30, 2021 and 2020 have been omitted from this report, but may be found in Item 7. MD&A, of our Annual Reports on Form 10-K for the six month transition period ended December 31, 2021 and for the years ended June 30, 2021 and 2020, filed with the SEC on February 17, 2022, August 12, 2021 and August 6, 2020, respectively, which are available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production, development or exploration stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2022, we owned nine stream interests, which are on eight production stage properties and one development stage property. Stream interests accounted for 69% and 67% of our total revenue for the years ended December 31, 2022 and 2021, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2022, we owned royalty interests on 32 production stage properties, 18 development stage properties and 123 exploration stage properties, of which we consider 52 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 31% and 33% of our total revenue for the years ended December 31, 2022 and 2021, respectively.

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

Business Trends and Uncertainties

Metal Prices

Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years, and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.

For the years ended December 31, 2022, and 2021, the average prices and percentages of revenue by metal were as follows:

	Year Ended
	December 31, 2022		December 31, 2021
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$1,800	73%	$1,799	73%
Silver ($/ounce)(1)	$21.73	11%	$25.14	11%
Copper ($/pound)(2)	$3.99	12%	$4.23	12%
Other	N/A	4%	N/A	4%

(1) Based on the average LBMA Price for the period.

(2) Based on the average LME Price for the period.

Acquisition of Additional Royalty Interests on Cortez Complex

On December 29, 2022, we acquired two portions of a gross smelter return royalty (the “Idaho Royalty”) that together cover a large area including the Cortez mine operational area and the entirety of the Fourmile development project in Nevada (the “Cortez Complex”) from certain holders who are successors in interest to Idaho Mining Corporation for cash consideration of $204.1 million. The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) and Newmont Corporation (“Newmont”), with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The Idaho Royalty comprises a 0.24% gross royalty that covers areas including the Pipeline and Crossroads deposits and a 0.45% gross royalty that covers areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. The Idaho Royalty is life of mine, not subject to any stepdowns or caps, and has no applicable deductions. The purchase price was funded with amounts available under the revolving credit facility and cash on hand.

The economic effective date for the transaction was December 1, 2022, and revenue of $0.7 million on production of approximately 116,000 ounces attributable to the royalty was recognized in the fourth quarter of 2022.

Acquisition of Great Bear Royalties Corp.

On September 9, 2022 we completed the acquisition of all of the issued and outstanding shares of Great Bear Royalties Corporation (“GBR”) for cash consideration of approximately C$199.6 million (US$151.7 million) (the “Acquisition Price”). GBR’s sole material asset is a 2.0% net smelter return royalty (“Great Bear Royalty”) that covers the entirety of the Great Bear Project in the Red Lake district of Ontario, Canada, owned and operated by a subsidiary of Kinross Gold Corporation (“Kinross”). The Great Bear Royalty includes all metals produced from contiguous claims covering 9,140 hectares. Royalty payments will be made quarterly with applicable standard deductions. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the GBR acquisition. The purchase price was funded with available cash on hand. As part of the acquisition and in exchange for information and access to the project provided by Kinross, we granted an option to Kinross to purchase a 25% interest in the Great Bear Royalty (0.5% of the 2.0% royalty rate) for an amount equal to 25% of the Acquisition Price, adjusted for inflation, at any time from the transaction closing date until the earlier of a construction decision for the Great Bear Project and 10 years after the transaction closing date.

On February 13, 2023, Kinross announced an initial mineral resource of 5 million ounces of gold (2.7 million ounces Indicated, 2.3 million ounces Inferred) at the Great Bear Project based on drilling to an approximate depth of 500 meters.

Kinross expects 2023 activity to include drilling of 180,000 meters at depth, along strike and on parallel structures to support engineering studies and permitting activities.

Acquisition of Gross Royalty on Cortez Complex

On August 2, 2022, we acquired a sliding scale gross royalty (the “Rio Tinto Royalty”) on production from an area within the Cortez Complex for cash consideration of $525 million. The area within the Cortez Complex is owned or controlled by NGM, with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The royalty is a life of mine sliding scale gross royalty payable at a rate of 0% at a gold price less than $400 per ounce, increasing to 3% at a gold price above $900 per ounce, and is payable on 40% of all production from the Cortez Complex except for the existing deposits within the Robertson property. The purchase price was funded with debt and available cash on hand.

For the year ended December 31, 2022, we received revenue of $4.5 million on production of approximately 227,000 ounces attributable to the Rio Tinto Royalty.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2022

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2022. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows these production estimates for our principal producing properties for calendar 2022 as well as the actual production reported to us by the various operators through December 31, 2022. The estimates and production reports are prepared by the operators. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of this information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar Year 2022

Principal Production Stage Properties

	Calendar Year 2022 Operator’s Production			Calendar Year 2022 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	36,000			25,900
Mount Milligan(4)	190,000 - 210,000			189,000
Copper			70 - 80 Million			74 Million
Pueblo Viejo(5)	400,000 - 440,000	N/A		428,000	N/A
Khoemacau(6)		N/A			N/A
Royalty:
Cortez(7)	280,000			300,000
Peñasquito(8)	475,000	29 Million		440,000	23.3 Million
Lead			150 Million			112 Million
Zinc			350 Million			297 Million
(1)	Production estimates received from our operators are for calendar year 2022. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.
(2)	Actual production figures shown are from our operators and cover the period January 1, 2022, through December 31, 2022, unless otherwise noted in footnotes to this table.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.
(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick. Barrick did not provide estimated or actual silver production.
(6)	The estimated and actual production figures for Khoemacau are not available through the ramp-up period.
(7)	The estimated and actual production figures for Cortez represent the Cortez Legacy Zone area only.
(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. The actual production figure is for the period January 1, 2022 through September 30, 2022.

Results of Operations

Year Ended December 31, 2022, Compared with Year Ended December 31, 2021 (In thousands, except share data)

	Years Ended
		December 31,
	December 31,	2021
	2022	(unaudited)
Revenue	$603,206	$653,568

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	94,642	98,467
General and administrative	34,612	29,306
Production taxes	7,021	8,399
Depreciation, depletion and amortization	178,935	189,009
Impairment of royalty interests	4,287	—
Total costs and expenses	319,497	325,181

Operating income	283,709	328,387

Fair value changes in equity securities	(1,503)	2,510
Interest and other income	7,832	3,019
Interest and other expense	(17,170)	(5,753)
Income before income taxes	272,868	328,163

Income tax expense	(32,926)	(53,223)
Net income and comprehensive income	239,942	274,940
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(960)	(898)
Net income and comprehensive income attributable to Royal Gold common stockholders	$238,982	$274,042

Basic earnings per share	$3.64	$4.17
Basic weighted average shares outstanding	65,576,995	65,552,586
Diluted earnings per share	$3.63	$4.17
Diluted weighted average shares outstanding	65,661,748	65,624,007
Cash dividends declared per common share	$1.425	$1.25

For the year ended December 31, 2022, we recorded net income attributable to Royal Gold stockholders of $239.0 million, or $3.64 per basic share and $3.63 per diluted share, as compared to net income attributable to Royal Gold stockholders of $274.0 million, or $4.17 per basic and diluted share, for the year ended December 31, 2021. The decrease in net income was primarily due to lower revenue and higher interest expense as a result of higher amounts outstanding under our  revolving credit facility compared to the prior period. This decrease was partially offset by a decrease in income tax expense as discussed in further detail below.

For the year ended December 31, 2022, we recognized total revenue of $603.2 million, which is comprised of stream revenue of $417.8 million and royalty revenue of $185.4 million, at an average gold price of $1,800 per ounce, an average silver price of $21.73 per ounce and an average copper price of $3.99 per pound, compared to total revenue of $653.6 million, which is comprised of stream revenue of $436.3 million and royalty revenue of $217.3 million, at an average gold price of $1,799 per ounce, an average silver price of $25.14 per ounce and an average copper price of $4.23 per pound, for the year ended December 31, 2021.

Revenue and the corresponding production attributable to our stream and royalty interests, for the year ended December 31, 2022 compared to the year ended December 31, 2021 is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Year Ended December 31, 2022 and 2021

(In thousands, except reported production in oz. and lbs.)

		Year Ended			Year Ended
		December 31, 2022			December 31, 2021
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$180,543			$173,114
	Gold		67,800	oz.		61,400	oz.
	Copper		14.8	Mlbs.		14.9	Mlbs.
Pueblo Viejo		$85,863			$109,716
	Gold		33,200	oz.		40,600	oz.
	Silver		1.2	Moz.		1.4	Moz.
Andacollo	Gold	$47,347	26,100	oz.	$68,965	38,100	oz.
Khoemacau	Silver	$18,786	887,700	oz.	$5,096	219,100	oz.
Other(3)		$85,254			$79,427
	Gold		44,400	oz.		38,300	oz.
	Silver		255,400	oz.		407,700	oz.
Total stream revenue		$417,793			$436,318

Royalty(2):
Cortez Legacy Zone	Gold	$47,769	299,800	oz.	$56,116	361,300	oz.
Cortez CC Zone	Gold	$2,790	114,400	oz.	N/A	N/A
Peñasquito		$43,165			$52,959
	Gold		572,600	oz.		709,600	oz.
	Silver		29.7	Moz.		31.8	Moz.
	Lead		146.8	Mlbs.		173.3	Mlbs.
	Zinc		373.1	Mlbs.		433.3	Mlbs.
Other(3)	Various	$91,689	N/A		$108,175	N/A
Total royalty revenue		$185,413			$217,250
Total Revenue		$603,206			$653,568
(1)	Reported production relates to the amount of metal sales, subject to our stream and royalty interests, for the year ended December 31, 2022 and 2021, and may differ from the operators’ public reporting.
(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, with the exception of the Rainy River stream (5.3% for the year ended December 31, 2022 and 5.7% for the year ended December 31, 2021) and Wassa (5.2% for the year ended December 31, 2022), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue for the year ended December 31, 2022, compared with year ended December 31, 2021, resulted primarily from lower gold sales at Andacollo, lower gold and silver sales at Pueblo Viejo and lower gold production at Cortez and Peñasquito. These decreases were partially offset by an increase in gold sales at Mount Milligan and Xavantina, higher silver sales at Khoemacau and $5.2 million of revenue from the newly acquired royalties at Cortez compared to the prior period.

Gold and silver ounces and copper pounds purchased and sold during the year ended December 31, 2022 and 2021, as well as gold, silver and copper in inventory as of December 31, 2022 and 2021, for our stream interests were as follows:

	Year Ended		Year Ended		As of	As of
	December 31, 2022		December 31, 2021		December 31, 2022	December 31, 2021
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	68,900	67,800	61,600	61,400	5,200	4,100
Pueblo Viejo	32,500	33,200	38,700	40,600	7,900	8,600
Andacollo	27,700	26,200	37,600	38,100	3,800	2,200
Other	44,600	44,300	38,000	38,300	4,100	3,800
Total	173,700	171,500	175,900	178,400	21,000	18,700

	Year Ended		Year Ended		As of	As of
	December 31, 2022		December 31, 2021		December 31, 2022	December 31, 2021
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo	1,238,600	1,216,700	1,346,500	1,448,600	337,800	316,000
Khoemacau	951,500	887,700	261,100	219,100	105,900	42,000
Other	238,600	255,400	375,700	407,700	17,500	34,300
Total	2,428,700	2,359,800	1,983,300	2,075,400	461,200	392,300

	Year Ended		Year Ended		As of	As of
	December 31, 2022		December 31, 2021		December 31, 2022	December 31, 2021
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	14.8	14.8	14.9	14.9	0.9	0.9

Cost of sales decreased to $94.6 million for the year ended December 31, 2022, from $98.5 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in gold sales at Andacollo and a decrease in gold and silver sales at Pueblo Viejo when compared to the prior period. This decrease was partially offset by an increase in gold sales at Mount Milligan when compared to the prior period. Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $34.6 million for year ended December 31, 2022, from $29.3 million for the year ended December 31, 2021. The increase was primarily due to higher employee related costs and non-cash stock compensation expense.

Depreciation, depletion and amortization decreased to $178.9 million for the year ended December 31, 2022, from $189.0 million for the year ended December 31, 2021. The decrease was primarily due to lower depletion rates at Mount Milligan compared to the prior period. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the decrease in depletion rates at Mount Milligan. This decrease was partially offset by additional depletion from Khoemacau which produced first deliveries in the September 30, 2021 quarter.

During the year ended December 31, 2022, we recognized an impairment loss of $4.3 million on the carrying value of a non-principal exploration stage royalty due to new legal information received. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairment.

We recognized a loss in fair value changes in equity securities of $1.5 million for the year ended December 31, 2022, compared to a gain in fair value changes in equity securities of $2.5 million for the year ended December 31, 2021. The change was primarily due to a decrease in the fair value of marketable equity securities as discussed further in Note 5 of our notes to consolidated financial statements.

Interest and other expense increased to $17.2 million for the year ended December 31, 2022, from $5.8 million for the year ended December 31, 2021. The increase in the current period was primarily attributable to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility and higher interest rates when compared to the prior period. Refer to Note 6 of our notes to consolidated financial statements for further discussion on our debt.

Income tax expense was $32.9 million for the year ended December 31, 2022, as compared to $53.2 million for the year ended December 31, 2021, which resulted in an effective tax rate of 12.1% in the current period and 16.2% in the prior period. The effective tax rate for the year ended December 31, 2022, was primarily impacted by the release of a valuation allowance on certain foreign deferred tax assets. The effective tax rate for the year ended December 31, 2021, was impacted by the release of uncertain tax positions resulting from a settlement agreement with a foreign tax authority and a change in estimates, partially offset by a foreign tax rate adjustment resulting in a revaluation of certain deferred tax assets.

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

At December 31, 2022, we had working capital of $122.2 million, including $118.6 million of cash and equivalents. This compares to working capital of $154.6 million, including $143.6 million of cash and equivalents at December 31, 2021. The decrease in our working capital was primarily attributable to the acquisition of royalty and stream interests during the year ended December 31, 2022, which is discussed further below under “Summary of Cash Flows.”

During the year ended December 31, 2022, liquidity needs were met from $417.3 million in net cash provided by operating activities and our available cash resources. Working capital, combined with the $425 million of available capacity under our revolving credit facility, resulted in approximately $547.2 million of total liquidity at December 31, 2022. Refer to Note 6 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

At year ended December 31, 2022, our contractual cash obligations are solely comprised of operating leases. We believe we will be able to fund all current cash obligations from net cash provided by operating activities. For additional information on our operating leases, see Note 7 of our notes to consolidated financial statements.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Drawdown

On July 2, 2022, we borrowed $500 million under our revolving credit facility for the acquisition of the Rio Tinto Royalty, and on September 6, 2022, we repaid $50 million of the outstanding borrowings. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the Rio Tinto Royalty acquisition.

On December 6, 2022, we repaid $75 million of outstanding borrowings on our revolving credit facility, and on December 28, 2022 we borrowed $200 million for the acquisition of the Idaho Royalty. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the acquisition of the Idaho Royalty. As of December 31, 2022, we had $575 million outstanding under our revolving credit facility.

Dividend Increase

On November 15, 2022, we announced an increase in our annual dividend for calendar year 2023 from $1.40 to $1.50 per share, payable on a quarterly basis of $0.375 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2022. We have steadily increased our annual dividend for 22 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Summary of Cash Flows (In thousands)

	Years Ended
		December 31,
	December 31,	2021
	2022	(unaudited)
Cash flows from operating activities:
Net income and comprehensive income	$239,942	$274,940
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	178,935	189,009
Non-cash employee stock compensation expense	8,411	6,056
Fair value changes in equity securities	1,503	(2,510)
Deferred tax (benefit) expense	(19,836)	11,371
Impairment of royalty interests	4,287	—
Other	979	1,663
Changes in assets and liabilities:
Royalty receivables	4,683	(9,771)
Stream inventory	(1,049)	2,292
Income tax receivable	1,849	4,023
Prepaid expenses and other assets	(3,908)	(1,956)
Accounts payable	211	3,862
Income tax payable	(3,005)	(4,248)
Uncertain tax positions	—	(13,268)
Other liabilities	4,343	406
Net cash provided by operating activities	$417,345	$461,869

Cash flows from investing activities:
Acquisition of stream and royalty interests	(922,155)	(400,381)
Khoemacau subordinated debt facility	—	(25,000)
Proceeds from sale of equity securities	—	8,651
Other	(721)	(241)
Net cash used in by investing activities	$(922,876)	$(416,971)

Cash flows from financing activities:
Repayment of debt	(125,000)	(300,000)
Borrowings from revolving credit facility	700,000	100,000
Net payments from issuance of common stock	(1,447)	(971)
Common stock dividends	(91,925)	(78,738)
Other	(1,062)	(3,497)
Net cash provided by (used in) financing activities	$480,566	$(283,206)
Net decrease in cash and equivalents	(24,965)	(238,308)
Cash and equivalents at beginning of period	143,551	381,859
Cash and equivalents at end of period	$118,586	$143,551

Operating Activities

Net cash provided by operating activities totaled $417.3 million for the year ended December 31, 2022, compared to $461.9 million for the year ended December 31, 2021. The change was primarily due to a $35.9 million decrease in cash proceeds received from our stream and royalty interests, net of cost of sales, compared to the prior period.

Investing Activities

Net cash used in investing activities totaled $922.9 million for the year ended December 31, 2022, compared to net cash used in investing activities of $417.0 million for the year ended December 31, 2021. The increase over the prior period was primarily due to the GBR, Rio Tinto Royalty and Idaho Royalty acquisitions.

Financing Activities

Net cash provided by financing activities totaled $480.6 million for the year ended December 31, 2022, compared to net cash used in financing activities of $283.2 million for the year ended December 31, 2021. The change was primarily due to an increase in the debt outstanding for the year ended December 31, 2022 that was used to fund acquisitions of our new royalty interests at Cortez and the Great Bear Project compared to the prior period.

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

Production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable mineral reserves as provided by the operator. Development stage mineral properties, which are not yet in production, are not depleted until the property begins production. Exploration stage mineral properties, where there are no proven and probable mineral reserves, are not depleted. When the associated exploration stage mineral interests are converted to proven and probable mineral reserves, the mineral property becomes a development stage mineral property.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 of our notes to consolidated financial statements for a discussion of the impairment assessment results for the year ended December 31, 2022.

Revenue

A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers, as described below. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed below.

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

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, other contractually permitted costs.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sale volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans, estimates of mineral resources and mineral reserves, development, cash flows and liquidity, capital requirements and capital expenditures; influence on our operators’ operations; benefits from acquisitions; receipt of metal deliveries; liquidity, capital resources, financing and stockholder returns; borrowings and repayments under our revolving credit facility; growing our portfolio of assets; the materiality of properties within our portfolio; impact of inadequately assessing new acquisitions; macroeconomic and market conditions; impacts of climate-change; diversity and inclusion efforts; returns on investments; sufficiency of contractual protections; adoption of new accounting standards; valuation allowances;

assumptions related to fair value of equity awards; prices for gold, silver, copper, nickel and other metals; potential impairments; and tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, included those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report, including in Item 1A – Risk Factors. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow.” under Part I, Item 1A. Risk Factors of this report for more information about risks associated with metal price volatility.

During the year ended December 31, 2022, we reported revenue of $603.2 million, with an average gold price for the period of $1,800 per ounce (based on the LBMA Price), an average silver price of $21.73 per ounce (based on the LBMA Price), and an average copper price of $3.99 per pound (based on the LME Price). The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the year ended December 31, 2022:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	73%	$45.1 million
Copper	12%	$13.2 million
Silver	11%	$3.5 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the year ended December 31, 2022, the six-month period ended December 31, 2021 and each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the six-month period ended December 31, 2021 and each of the two years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s stream and royalty interest balance totaled $3.2 billion. As more fully described in Note 4 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests may not occur or may be significantly reduced in the future or otherwise that the Company’s stream and royalty interest balance may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses estimates that include, among others, assumptions about forecasted gold, silver, copper and other metal prices and total future production using reserve or other relevant information reported by the operators. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that production will likely not occur or may be significantly reduced in the future, or otherwise that the Company’s stream and royalty interest balance may not be recoverable, requires significant judgment.

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

Denver, Colorado

February 16, 2023

ROYAL GOLD, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$118,586	$143,551
Royalty receivables	49,405	54,088
Income tax receivable	3,066	4,915
Stream inventory	12,656	11,607
Prepaid expenses and other	2,120	1,835
Total current assets	185,833	215,996
Stream and royalty interests, net (Note 4)	3,237,402	2,443,752
Other assets	111,287	97,284
Total assets	$3,534,522	$2,757,032
LIABILITIES
Accounts payable	$6,686	$6,475
Dividends payable	24,627	22,966
Income tax payable	16,065	19,070
Other current liabilities	16,209	12,917
Total current liabilities	63,587	61,428
Debt (Note 6)	571,572	—
Deferred tax liabilities	138,156	87,705
Other liabilities	7,738	6,688
Total liabilities	781,053	155,821
Commitments and contingencies (Note 16)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,592,597 and 65,564,364 shares outstanding, respectfully	656	656
Additional paid-in capital	2,213,123	2,206,159
Accumulated earnings	527,314	381,929
Total Royal Gold stockholders’ equity	2,741,093	2,588,744
Non-controlling interests	12,376	12,467
Total equity	2,753,469	2,601,211
Total liabilities and equity	$3,534,522	$2,757,032

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share data)

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Revenue (Note 8)	$603,206	$342,952	$615,856	$498,819

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	94,642	52,329	92,898	83,890
General and administrative	34,612	15,163	28,387	30,195
Production taxes	7,021	4,412	6,743	3,824
Exploration costs	—	—	563	5,190
Depreciation, depletion and amortization	178,935	99,685	183,569	175,434
Impairment of royalty interests	4,287	—	—	1,341
Total costs and expenses	319,497	171,589	312,160	299,874

Gain on sale of Peak Gold JV interest	—	—	33,906	—
Operating income	283,709	171,363	337,602	198,945

Fair value changes in equity securities	(1,503)	(1,350)	6,017	1,418
Interest and other income	7,832	1,610	2,443	2,046
Interest and other expense	(17,170)	(2,787)	(6,419)	(9,813)
Income before income taxes	272,868	168,836	339,643	192,596

Income tax (expense) benefit	(32,926)	(30,008)	(36,867)	3,654
Net income and comprehensive income	239,942	138,828	302,776	196,250
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(960)	(489)	(244)	3,093
Net income and comprehensive income attributable to Royal Gold common stockholders	$238,982	$138,339	$302,532	$199,343
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$3.64	$2.11	$4.61	$3.04
Basic weighted average shares outstanding	65,576,995	65,560,468	65,546,400	65,523,024
Diluted earnings per share	$3.63	$2.10	$4.60	$3.03
Diluted weighted average shares outstanding	65,661,748	65,624,567	65,627,591	65,643,390
Cash dividends declared per common share	$1.425	$0.65	$1.18	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	(Losses) Earnings	Interests	Equity
Balance at June 30, 2019	65,440,492	$655	$2,201,773	$(65,747)	$33,772	$2,170,453
Stock-based compensation and related share issuances	90,796	—	4,936	—	—	4,936
Distributions from (to) non-controlling interests	—	—	3,720	—	(777)	2,943
Net income (loss)	—	—	—	199,343	(3,093)	196,250
Dividends declared	—	—	—	(72,463)	—	(72,463)
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	19,773	1	4,263	—	—	4,264
Sale of Peak Gold JV interest	—	—	(10,829)		(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(1,281)	(1,281)
Net income	—	—	—	302,532	244	302,776
Dividends declared	—	—	—	(77,416)	—	(77,416)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415
Stock-based compensation and related share issuances	13,303	—	2,296	—	—	2,296
Distributions to non-controlling interests	—	—	—	—	(669)	(669)
Net income	—	—	—	138,339	489	138,828
Dividends declared	—	—	—	(42,659)	—	(42,659)
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	28,233	—	6,964	—	—	6,964
Distributions to non-controlling interests	—	—	—	—	(1,051)	(1,051)
Net income	—	—	—	238,982	960	239,942
Dividends declared	—	—	—	(93,597)	—	(93,597)
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Cash flows from operating activities:
Net income and comprehensive income	$239,942	$138,828	$302,776	$196,250
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	178,935	99,685	183,569	175,434
Gain on sale of Peak Gold JV interest	—	—	(33,906)	—
Non-cash employee stock compensation expense	8,411	3,218	5,730	9,116
Fair value changes in equity securities	1,503	1,350	(6,017)	(1,418)
Deferred tax (benefit) expense	(19,836)	2,510	456	(32,399)
Impairment of royalty interests	4,287	—	—	1,341
Other	979	1,090	971	988
Changes in assets and liabilities:
Royalty receivables	4,683	(6,846)	(19,552)	(6,957)
Stream inventory	(1,049)	6,077	(6,014)	(291)
Income tax receivable	1,849	(396)	(2,085)	268
Prepaid expenses and other assets	(3,908)	(1,374)	318	(7,828)
Accounts payable	211	76	3,237	(275)
Income tax payable	(3,005)	4,591	1,156	6,349
Uncertain tax positions	—	(910)	(24,518)	(11,146)
Other liabilities	4,343	884	1,030	11,320
Net cash provided by operating activities	$417,345	$248,783	$407,151	$340,752

Cash flows from investing activities:
Acquisition of stream and royalty interests	(922,155)	(281,066)	(168,147)	(155,985)
Khoemacau subordinated debt facility	—	(7,000)	(18,000)	—
Proceeds from sale of Peak Gold JV interest	—	—	49,154	—
Proceeds from sale of Contango shares	—	—	12,146	—
Proceeds from sale of equity securities	—	—	8,651	—
Other	(721)	(64)	(541)	3,126
Net cash used in investing activities	$(922,876)	$(288,130)	$(116,737)	$(152,859)

Cash flows from financing activities:
Repayment of debt	(125,000)	(100,000)	(305,000)	(115,000)
Borrowings from revolving credit facility	700,000	100,000	—	200,000
Net payments from issuance of common stock	(1,447)	(921)	(1,465)	(4,180)
Common stock dividends	(91,925)	(39,374)	(76,099)	(71,471)
Other	(1,062)	(2,723)	(1,062)	2,411
Net cash provided by (used in) financing activities	$480,566	$(43,018)	$(383,626)	$11,760
Net (decrease) increase in cash and equivalents	(24,965)	(82,365)	(93,212)	199,653
Cash and equivalents at beginning of period	143,551	225,916	319,128	119,475
Cash and equivalents at end of period	$118,586	$143,551	$225,916	$319,128

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Royal Gold, Inc. (“Royal Gold”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development (and exploration) stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Gold, Inc., its majority owned or controlled subsidiaries. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Royal Gold, through its wholly owned subsidiary, Royal Alaska, LLC (“Royal Alaska”), previously identified the Peak Gold JV as Variable Interest Entity, with Royal Alaska as the primary beneficiary, and we determined that the Peak Gold JV should be fully consolidated. On September 30, 2020, we sold our Peak Gold JV interest, which is discussed in Note 3 of our notes to consolidated financial statements.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of December 31, 2022 and 2021.

Stream and Royalty Interests in Mineral Properties and Related Depletion

Stream and royalty interests include acquired stream and royalty interests in production, development and exploration stage properties. The costs of acquired stream and royalty interests are capitalized as tangible assets as such interests do not meet the definition of a financial asset.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Production stage stream and royalty interests are depleted using the units of production method over the life of the mineral property (as stream sales occur or royalty payments are recognized), which are estimated using proven and probable reserves as provided by the operator. Development stage mineral properties, which are not yet in production, are not depleted until the property begins production. Exploration stage mineral properties, where there are no proven and probable reserves, are not depleted. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, and there is no production, the mineral property becomes a development stage mineral property. Exploration costs are expensed when incurred.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021, and 2020.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts that may require issuance of common shares were converted. Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding during each period.

Recently Adopted Accounting Standards

Recently Adopted

We have evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of this Annual Report on Form 10-K and do not believe the future adoption of any such standards will have a material impact on our consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Additional Royalty Interests on Cortez Complex

On December 29, 2022, we acquired two portions of a gross smelter return royalty (the “Idaho Royalty”) that together cover a large area including the Cortez mine operational area and the entirety of the Fourmile development project in Nevada (the “Cortez Complex”) from certain holders who are successors in interest to Idaho Mining Corporation for cash consideration of $204.1 million. The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) and Newmont Corporation, with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The Idaho Royalty comprises a 0.24% gross royalty that covers areas including the Pipeline and Crossroads deposits and a 0.45% gross royalty that covers areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. The Idaho Royalty is life of mine, not subject to any stepdowns or caps, and has no applicable deductions. The purchase price was funded with our available revolving credit facility (Note 6) and cash on hand.

The economic effective date for the transaction was December 1, 2022, and revenue of $0.7 million on production of approximately 116,000 ounces attributable to the royalty was recognized in the fourth quarter of 2022.

The acquisition has been accounted for as an asset acquisition and the $204.1 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $73.4 million and $130.7 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage portion of the Idaho Royalty will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by NGM.

Acquisition of Great Bear Royalties Corp.

On September 9, 2022, we completed the acquisition of all of the issued and outstanding shares of Great Bear Royalties Corp. (“GBR”) for cash consideration of approximately C$199.6 million (US$151.7 million) (“the Acquisition Price”). GBR’s sole material asset is a 2.0% net smelter return royalty (“Great Bear Royalty”) that covers the entirety of the Great Bear Project in the Red Lake district of Ontario, Canada, owned and operated by a subsidiary of Kinross Gold Corporation (“Kinross”). The Great Bear Royalty includes all metals produced from contiguous claims covering 9,140 hectares. Royalty payments will be made quarterly with applicable standard deductions. The purchase price was funded with available cash on hand.

As part of the acquisition and in exchange for information and access to the project provided by Kinross, we granted an option (“Buyback Option”) to Kinross to purchase a 25% interest in the Great Bear Royalty (0.5% of the 2.0% royalty rate) for an amount equal to 25% of the Acquisition Price, adjusted for inflation, at any time from the transaction closing

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date until the earlier of a construction decision for the Great Bear Project and 10 years after the transaction closing date. The fair value of the Buyback Option on the transaction date using a Black-Scholes model was $2.1 million. The Buyback Option has been capitalized as a direct transaction cost with the Great Bear Royalty mineral interest and will not be subsequently remeasured until the Buyback Option is either exercised or it expires.

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

The $151.7 million allocated fair value of the Great Bear Royalty, plus $4.4 million of direct transaction costs and deferred tax of $53.6 million have been capitalized with the Great Bear Royalty mineral interest and allocated to exploration stage royalty interests within Stream and royalty interests, net on our consolidated balance sheets. The deferred tax was recorded as a gross-up to the Great Bear Royalty mineral interest as prescribed by the applicable guidance.

Acquisition of Gross Royalty on Cortez Complex

On August 2, 2022, we acquired a sliding scale gross royalty (the “Rio Tinto Royalty”) on production from an area within the Cortez Complex for cash consideration of $525 million. The area within the Cortez Complex is owned or controlled by NGM, with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The royalty is a life of mine sliding scale gross royalty payable at a rate of 0% at a gold price less than $400 per ounce, increasing to 3% at a gold price above $900 per ounce, and is payable on 40% of all production from the Cortez Complex. Based on information available, the royalty would not cover the existing deposits within the Robertson property. At current gold prices the Rio Tinto Royalty is an effective 1.2% gross royalty on the Cortez Complex and is not subject to any stepdowns or caps. Deductions from the Rio Tinto Royalty payments are limited to third-party royalties that existed prior to the creation of the royalty in 2008, which include the existing Crossroads and Pipeline royalties owned by Royal Gold. The purchase price was funded with debt and available cash on hand.

The acquisition has been accounted for as an asset acquisition and the $525 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $199 million and $326 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage Rio Tinto Royalty will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by NGM.

The royalty became payable during the quarter ended September 30, 2022, after cumulative production of 15 million gold equivalent ounces from the Cortez Complex from a starting date of January 1, 2008. The royalty is payable within forty-five days after the end of each calendar quarter.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2022, $25.0 million of the subordinated debt facility, and $5.5 million of accrued interest remains outstanding on the Khoemacau subordinated debt facility, and these amounts are included in Other assets in our consolidated balance sheets.

Red Chris Royalty Acquisition

On August 11, 2021, we acquired a 1.0% NSR royalty covering approximately 5,100 hectares, which includes the currently known mineralization and prospective exploration areas of the Red Chris Mine in British Columbia, Canada. We paid $165 million in cash consideration for the royalty to Glencore Canada Corporation, a wholly owned subsidiary of Glencore International AG.

The Red Chris Mine is an operating open pit mine producing gold, copper and silver, and is located on the northern edge of the Skeena Mountains. The mine is owned and operated by a joint venture, which is owned 70% by Newcrest Mining Ltd. (“Newcrest”) and 30% by Imperial Metals Corporation, in which Newcrest is the operator.

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

Xavantina (formerly “NX Gold Mine”) Gold Stream Acquisition

On June 30, 2021, we announced that we entered into a precious metals purchase agreement for gold produced from the operating underground Xavantina mine in Brazil (“Xavantina Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates (together, “Ero”).

On August 6, 2021, we made an advance payment of $100 million upon closing the transaction. In exchange for the consideration provided, we will receive 25% of the gold produced from the Xavantina mine until the delivery of 93,000 ounces, and 10% thereafter. We will pay 20% of the spot gold price for each ounce delivered until the delivery of 49,000 ounces, and 40% of the spot gold price thereafter. Per the purchase agreement, we may make up to an additional $10 million of advance payments from the beginning of calendar 2022 through the end of calendar 2024 based on Ero meeting success-based targets related to regional exploration and mineral resource additions. As of December 31, 2022, we have made $3.2 million of additional advance payments to Ero and $6.8 million of additional advance payments remain.

The Xavantina Stream has been accounted for as an asset acquisition. The $100 million advance payment, plus direct acquisition costs, have been recorded and allocated between production and exploration stage stream interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $54.9 million and

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$45.1 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage Xavantina Gold Stream will be depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by Ero.

Côté Royalty Acquisition

On June 7, 2021, we acquired a 1.0% NSR royalty on certain claims covering the Côté Gold Project in Northern Ontario, Canada. The Côté Gold Project is owned 92.5% by the Côté Gold Joint Venture (a joint venture owned 70% by IAMGOLD Corporation and 30% by Sumitomo Metal Mining Co., Ltd.), and 7.5% by a third party. The royalty covers the Chester 3 claims, which in turn cover approximately 70% of the current reserves of the Côté Gold Project, as well as other areas outside the current project area. We acquired the royalty from a third-party royalty holder for $75 million in cash consideration.

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

The royalties are recorded as development and exploration stage royalty interests in Stream and royalty interests, net in our consolidated balance sheet as of December 31, 2022 and have a combined value of approximately $4.4 million. We recorded a gain of $33.9 million on the sale of our 40% membership interest in the Manh Choh Project during the three months ended September 30, 2020. The mark-to-market increase of $3.6 million on the sale of our 809,744 common shares in Contango is included in Fair value changes in equity securities on our consolidated statements of operations and comprehensive income and was recognized during the three months ended September 30, 2020.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes our stream and royalty interests as of December 31, 2022 and 2021:

As of December 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(392,804)	$—	$397,831
Pueblo Viejo	610,404	(289,537)	—	320,867
Andacollo	388,182	(151,870)	—	236,312
Khoemacau	265,911	(15,905)	—	250,006
Rainy River	175,727	(61,601)	—	114,126
Other	215,576	(110,711)	—	104,865
Total production stage stream interests	2,446,435	(1,022,428)	—	1,424,007

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,772	(35,276)	—	318,496
Voisey's Bay	205,724	(118,327)	—	87,397
Red Chris	116,187	(1,797)	—	114,390
Peñasquito	99,172	(57,772)	—	41,400
Other	447,535	(398,513)	—	49,022
Total production stage royalty interests	1,222,390	(611,685)	—	610,705
Total production stage stream and royalty interests	3,668,825	(1,634,113)	—	2,034,712

Development stage stream interests:
Other	12,038	—	—	12,038
Development stage royalty interests:
Côté	45,421	—	—	45,421
Other	74,225		—	74,225
Total development stage stream and royalty interests	131,684	—	—	131,684

Exploration stage stream interests:
Xavantina	34,253	—	—	34,253
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,318	—	—	456,318
Great Bear	209,106	—	—	209,106
Pascua-Lama	177,690	—	—	177,690
Red Chris	48,895	—	—	48,895
Côté	29,610	—	—	29,610
Other	119,421	—	(4,287)	115,134
Total exploration stage stream and royalty interests	1,075,293	—	(4,287)	1,071,006
Total stream and royalty interests, net	$4,875,802	$(1,634,113)	$(4,287)	$3,237,402

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(336,921)	$453,714
Pueblo Viejo	610,405	(260,321)	350,084
Andacollo	388,182	(139,035)	249,147
Khoemacau	239,411	(3,402)	236,009
Rainy River	175,727	(50,115)	125,612
Other	215,576	(89,108)	126,468
Total production stage stream interests	2,419,936	(878,902)	1,541,034

Production stage royalty interests:
Voisey's Bay	205,724	(113,602)	92,122
Red Chris	116,187	—	116,187
Peñasquito	99,172	(53,022)	46,150
Cortez	80,681	(23,225)	57,456
Other	447,799	(387,364)	60,435
Total production stage royalty interests	949,563	(577,213)	372,350
Total production stage stream and royalty interests	3,369,499	(1,456,115)	1,913,384

Development stage stream interests:
Other	12,037	—	12,037
Development stage royalty interests:
Côté	45,421	—	45,421
Other	54,755	—	54,755
Total development stage stream and royalty interests	112,213	—	112,213

Exploration stage stream interests:
Xavantina	30,974	—	30,974
Exploration stage royalty interests:
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	130,986	—	130,986
Total exploration stage royalty interests	418,155	—	418,155
Total stream and royalty interests, net	$3,899,867	$(1,456,115)	$2,443,752

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

Impairment

In accordance with our impairment accounting policy discussed in Note 2, impairment in the carrying value of each stream and royalty interest is measured and recorded to the extent that the carrying value in each stream and royalty interest exceeds its estimated fair value, which is generally calculated using estimated future discounted cash-flows.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter ended December 31, 2022, an indicator of impairment was identified on one of our non-principal exploration stage royalty interests due to new legal information received. Based on legal proceedings and subsequent legal analysis, we determined the carrying value of the non-principal exploration stage royalty interest was not recoverable and an impairment of $4.3 million was necessary. At December 31, 2022, our carrying value for the non-principal exploration stage royalty interest was zero.

During the quarter ended June 30, 2020, we obtained new information regarding the insolvency proceedings and determined the carrying value for the non-principal production stage royalty interest was not recoverable and an impairment of $1.3 million was necessary.

There were no impairment charges on any of our stream and royalty interests for the transition period ended December 31, 2021 or for the fiscal year ended June 30, 2021.

5. MARKETABLE EQUITY SECURITIES

As of December 31, 2022, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc. 250,000 common shares of Goldon Resources Ltd. and 1,242,500 common shares of Mountain Boy Minerals Ltd. The common shares of Goldon Resources Ltd. and Mountain Boy Minerals Ltd. were acquired as part of the GBR acquisition. Our marketable equity securities are measured at fair value (Note 13) each reporting period with any changes in fair value recognized in net income (amounts in thousands).

	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Carrying value of marketable securities	$373	$1,733	$3,082	$17,863
Change in fair value of marketable securities(1)	$(1,503)	$(1,350)	$6,017	$1,418

(1)	Period ended December 31, 2021 is for six months ended.

6. DEBT

The Company’s debt as of December 31, 2022 and 2021 consists of the following:

	As of December 31, 2022			As of December 31, 2021
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs[1]	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$575,000	$(3,428)	$571,572	$—	$(4,408)	$(4,408)
Total debt	$575,000	$(3,428)	$571,572	$—	$(4,408)	$(4,408)

(1) Included in Other assets on our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On July 2, 2022, we borrowed $500 million under our revolving credit facility for the acquisition of the Cortez Complex Royalty, and on September 6, 2022, we repaid $50 million of the outstanding borrowings. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the Rio Tinto Royalty acquisition.

On December 6, 2022, we repaid $75 million of outstanding borrowings on our revolving credit facility, and on December 28, 2022 we borrowed $200 million for the acquisition of additional royalty interests on the Cortez Complex. Refer to Note 3 of our notes to consolidated financial statements for further discussion on the acquisition of the Idaho Royalty.

As of December 31, 2022, we had $575 million of debt outstanding with an all-in rate interest rate on borrowings of 5.93% and $425 million available under our revolving credit facility. Interest expense recognized on the revolving credit facility for the year ended December 31, 2022, six months ended December 31, 2021 and fiscal years ended June 30, 2021 and 2020 was approximately $10.0 million, $1.4 million, $3.3 million and $7.0 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of December 31, 2022.

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

7. LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the year ending December 31, 2030. The following amounts were recorded in the consolidated balance sheets at December 31, 2022 (amounts in thousands):

	Classification	December 31, 2022
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$809
Right-of-use assets - non-current	Other assets	4,772
Total right-of-use assets		$5,581

Lease liabilities - current	Other current liabilities	$923
Lease liabilities - non-current	Other long-term liabilities	5,638
Total operating lease liabilities		$6,561

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities at December 31, 2022 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2023	$1,095
2024	1,095
2025	1,020
2026	1,020
2027	1,020
Thereafter	1,900
Total lease payments	$7,150
Less imputed interest	(589)
Total	$6,561

Other information pertaining to leases consists of the following:

December 31, 2022
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	6.9
Weighted average discount rate	2.5%

We did not have any finance leases as of December 31, 2022.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalty Interests

Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, other contractually permitted costs.

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in Note 2. For the quarter ended December 31, 2022, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2022, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 15.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Stream revenue:
Gold	$308,302	$165,031	$323,980	$294,490
Silver	50,591	30,576	43,281	32,744
Copper	58,900	30,944	56,728	32,634
Total stream revenue	$417,793	$226,551	$423,989	$359,868
Royalty revenue:
Gold	131,014	$85,151	$131,784	$98,153
Silver	13,690	8,253	16,198	9,996
Copper	15,019	9,511	16,448	13,528
Other	25,690	13,486	27,437	17,274
Total royalty revenue	$185,413	$116,401	$191,867	$138,951
Total revenue	$603,206	$342,952	$615,856	$498,819

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by metal type attributable to each of our principal property revenue sources is disaggregated as follows (amounts in thousands):

		Year Ended	Six Months Ended	Fiscal Years Ended
		December 31,	December 31,	June 30,	June 30,
	Metal(s)	2022	2021	2021	2020
Stream revenue:
Mount Milligan	Gold & Copper	$180,543	$95,509	$156,938	$131,425
Pueblo Viejo	Gold & Silver	85,863	52,958	115,583	96,978
Andacollo	Gold	47,347	28,076	82,164	74,219
Khoemacau	Silver	18,786	5,096	—	—
Other	Gold & Silver	85,254	44,912	69,304	57,246
Total stream revenue		$417,793	$226,551	$423,989	$359,868
Royalty revenue:
Cortez Legacy Zone	Gold	$47,769	$33,768	$36,160	$22,342
Cortez CC Zone	Gold	2,790	—	—	—
Peñasquito	Gold, Silver, Lead & Zinc	43,165	26,432	49,688	25,498
Other	Various	91,689	56,201	106,019	91,111
Total royalty revenue		$185,413	$116,401	$191,867	$138,951
Total revenue		$603,206	$342,952	$615,856	$498,819

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

We recognized stock-based compensation expense as follows (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Restricted stock	$4,515	$2,006	$2,668	$5,117
Performance stock	2,685	405	1,317	1,291
Stock appreciation rights	1,179	779	1,677	2,545
Stock options	32	28	68	163
Total stock-based compensation expense	$8,411	$3,218	$5,730	$9,116

Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income.

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10-year contractual terms. There were no stock options or SSARs awards granted during the year ended December 31, 2022 or the six months ended December 31, 2021.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions to determine fair value. Those key assumptions for the fiscal years June 30, 2021, and 2020 grants are noted in the following table:

	Stock Options
	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Weighted-average expected volatility	—%	—%	39.4%	34.4%
Weighted-average expected life in years	—	—	4.4	4.5
Weighted-average dividend yield	—%	—%	0.9%	1.0%
Weighted-average risk free interest rate	—%	—%	0.2%	1.6%

	SSARs
	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Weighted-average expected volatility	—%	—%	39.2%	34.6%
Weighted-average expected life in years	—	—	4.2	4.7
Weighted-average dividend yield	—%	—%	0.9%	1.0%
Weighted-average risk free interest rate	—%	—%	0.2%	1.6%

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

Stock Options

A summary of stock option activity for the year ended December 31, 2022, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2022	21,761	$79.51
Granted	—	$—
Forfeited	(476)	$139.84
Exercised	(3,407)	$62.38
Outstanding at December 31, 2022	17,878	$79.51	4.1	$632
Exercisable at December 31, 2022	17,164	$78.73	4.0	$632

There were no stock options granted during the year ended December 31, 2022 or the six months ended December 31, 2021. The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2021 and 2020, was $41.92 and $17.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and June 30, 2020 was $0.2 million and $1.3 million, respectively. There were no options exercised during the six months ended December 31, 2021 or fiscal year ended June 30, 2021.

As of December 31, 2022, there was no unrecognized stock-based compensation expense related to unvested stock options.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SSARs

A summary of SSARs activity for the year ended December 31, 2022, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2022	184,137	$111.15
Granted	—	$—
Forfeited	(2,110)	$139.84
Exercised	(7,121)	$90.41
Outstanding at December 31, 2022	174,906	$111.65	6.2	$2,396
Exercisable at December 31, 2022	154,602	$107.95	6.0	$2,396

There were no SSARs granted during the year ended December 31, 2022 and six months ended December 31, 2021. The weighted-average grant date fair value of SSARs granted during the fiscal years ended June 30, 2021 and 2020 was $40.92 and $32.33. The total intrinsic value of SSARs exercised during the years ended December 31, 2022, June 30, 2021 and 2020 was $0.2 million, $0.1 million and $4.6 million, respectively. There were no SSARs exercised during the six months ended December 31, 2021.

As of December 31, 2022, there was approximately $0.5 million of total unrecognized stock-based compensation expense related to unvested SSARs, which is expected to be recognized over a weighted-average period of 0.6 years.

Other Stock-based Compensation

Performance Shares

During the year ended December 31, 2022 and six months ended December 31, 2021, officers and certain employees were granted shares of restricted common stock that may vest based on our total shareholder return (“TSR”) compared to the TSRs of certain defined members of the Van Eck Vectors Gold Miners ETF (“GDX”) (“Granted TSRs”). The Granted TSRs may vest by linear interpolation in a range between zero shares if neither threshold TSR metric is met; to 100% of the Granted TSRs awarded if the target TSR metric is met; to 200% of Granted TSRs awarded if the maximum TSR metric is met. The Granted TSRs will expire in three years from the date of grant if the TSR market condition is met and a three year service condition is met.

During the fiscal years ended June 30, 2021 and 2020, officers and certain employees were granted shares of restricted common stock that can only be earned upon the achievement of certain pre-defined performance measures. Specifically, for performance shares granted during the fiscal years ended June 30, 2021 and 2020, one-half of the shares awarded may vest upon our achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”). The second one-half of performance shares granted during the fiscal years ended June 30, 2021 and 2020 may vest based on our TSR compared to the TSRs of all members of the GDX (“Prior TSR Shares”). GEO Shares and Prior TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and Prior TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and Prior TSR Shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the performance measure is not met, while the Prior TSR Shares will expire in three years from the date of grant if the TSR market condition and three year service condition are not met.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We measured the fair value of the GEO Shares based upon the market price of our common stock as of the date of grant. The measurement date for the GEO Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. GEO Shares granted in August 2020, 2019 and 2018 remain outstanding as of December 31, 2022 and the Company will continue to measure these awards for vesting until each awards expiration or performance attainment, whichever date is first.

We measured the grant date fair value of the Granted TSRs and Prior TSR Shares using a Monte Carlo valuation model. The fair value of our TSR awards is multiplied by the target number (100%) of TSR awards granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR awards is amortized on a straight-line basis over the requisite service period, or three years. Stock-based compensation expense for the TSR awards is recognized provided the requisite service period is rendered, regardless of when, if ever, the TSR market condition is satisfied. We will reverse previously recognized stock-based compensation expense attributable to the TSR awards only if the requisite service period is not met.

A summary of the status of our unvested Performance Shares at maximum (200%) attainment for the year ended December 31, 2022, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	167,378	$108.75
Granted	39,380	$148.89
Forfeited	(6,480)	$118.62
Vested	(6,830)	$107.77
Non-attainment	(27,007)	$83.16
Outstanding at December 31, 2022	166,441	$122.05

As of December 31, 2022, total unrecognized stock-based compensation expense related to Performance Shares was approximately $4.7 million, which is expected to be recognized over the average remaining vesting period of 1.8 years.

Restricted Stock

Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During the year ended December 31, 2022, officers and certain employees were granted 24,090 shares of Restricted Stock. Restricted Stock granted to officers and certain employees during the year ended December 31, 2022, and six months ended December 31, 2021, vest ratably over three years from the date of grant, while Restricted Stock granted to officers and certain employees during the fiscal years ended June 30, 2021 and 2020 vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also, our non-executive directors were granted 4,128 shares of Restricted Stock during the year ended December 31, 2022. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our unvested Restricted Stock for the year ended December 31, 2022, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2022	128,058	$111.03
Granted	28,218	$126.69
Forfeited	(3,270)	$121.06
Vested	(32,464)	$102.38
Outstanding at December 31, 2022	120,542	$116.76

As of December 31, 2022, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $6.5 million, which is expected to be recognized over the weighted-average vesting period of 2.0 years.

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

The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Net income attributable to Royal Gold common stockholders	$238,982	$138,339	$302,532	$199,343
Weighted-average shares for basic EPS	65,576,995	65,560,468	65,546,400	65,523,024
Effect of other dilutive securities	84,753	64,099	81,191	120,366
Weighted-average shares for diluted EPS	65,661,748	65,624,567	65,627,591	65,643,390
Basic EPS	$3.64	$2.11	$4.61	$3.04
Diluted EPS	$3.63	$2.10	$4.60	$3.03

11. INCOME TAXES

For financial reporting purposes, Income before income taxes includes the following components (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
United States	$86,321	$68,239	$130,175	$35,446
Foreign	186,547	100,597	209,468	157,150
	$272,868	$168,836	$339,643	$192,596

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Income tax expense (benefit) consisted of (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Current:
Federal	$29,228	$19,285	$38,146	$18,320
State	467	(503)	867	347
Foreign	23,067	8,716	(2,602)	10,078
	$52,762	$27,498	$36,411	$28,745
Deferred and others:
Federal	$(957)	$104	$376	$(1,047)
State	(18)	2	(2)	(19)
Foreign	(18,861)	2,404	82	(31,333)
	$(19,836)	$2,510	$456	$(32,399)
Total income tax expense (benefit)	$32,926	$30,008	$36,867	$(3,654)

The provision for income taxes for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021, and 2020 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Total expense (benefit) computed by applying federal rates	$57,303	$35,456	$71,325	$40,445
State and provincial income taxes, net of federal benefit	545	518	874	304
Excess depletion	(1,907)	(1,363)	(1,812)	(1,291)
Estimates for uncertain tax positions	—	(910)	(26,179)	(11,146)
Statutory tax attributable to non-controlling interest	(363)	(219)	(72)	654
Effect of foreign earnings	(8,846)	(3,896)	(7,659)	(8,249)
Unrealized foreign exchange gains	853	54	(616)	(286)
Effects of Swiss income tax reform	—	—	—	(72,669)
Rate adjustment	—	1,694	—	—
Changes in estimates	119	(2,614)	(858)	24
Valuation allowance	(15,877)	833	1,284	47,840
Other	1,099	455	580	720
Total income tax expense (benefit)	$32,926	$30,008	$36,867	$(3,654)

The effective tax rate for the year ended December 31, 2022, was 12.1% which includes the release of a valuation allowance on certain foreign deferred tax assets. The effective tax rate for six months ended December 31, 2021, was 17.8% which includes the release of an uncertain tax position resulting from settlement agreements with foreign tax authorities and a change in estimates, partially offset by a foreign tax rate adjustment resulting in the revaluation of certain deferred tax assets. The effective tax rate for the fiscal year ended June 30, 2021, was 10.9%, primarily impacted by the release of uncertain tax positions resulting from settlement agreements with foreign tax authorities. The effective tax rate for the fiscal year ended June 30, 2020, was primarily impacted by the Federal Act on Tax Reform and AHV Financing in Switzerland and the release of an uncertain tax position resulting from a settlement agreement with a foreign tax authority.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities on December 31, 2022 and 2021 are as follows (amounts in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation	$1,846	$1,490
Net operating losses	3,184	168
Foreign tax credits	33,301	28,148
Amortizable tax goodwill	52,783	57,926
Other	4,575	4,175
Total deferred tax assets	95,689	91,907
Valuation allowance	(46,844)	(62,721)
Net deferred tax assets	$48,845	$29,186
Deferred tax liabilities:
Mineral property basis	$(124,373)	$(70,922)
Unrealized foreign exchange gains	(582)	(582)
Other	(143)	(199)
Total deferred tax liabilities	(125,098)	(71,703)
Total net deferred taxes	$(76,253)	$(42,517)

We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized. As of December 31, 2022 and 2021, we recorded a valuation allowance of $46.8 million and $62.7 million, respectively. The valuation allowance remaining at December 31, 2022 is attributable to US foreign tax credits, Swiss amortizable tax goodwill, and capital loss and other tax attribute carryforwards in non-US subsidiaries.

As of December 31, 2022 and 2021, we had a deferred tax liability for mineral property basis of $124.4 million and $70.9 million, respectively.  The increase in the deferred tax liability for mineral property was primarily attributable to book over-tax basis differences related to the acquisition of GBR (Note 3).

As of December 31, 2022 and 2021, we had $3.2 million and $0.2 million of net operating loss carryforwards. The majority of the tax loss carryforwards are in jurisdictions that allow a twenty-year carry-forward period. As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

As of December 31, 2022 and 2021, we had zero unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021 and 2020 is as follows (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Total gross unrecognized tax benefits at beginning of year	$—	$652	$25,389	$36,547
Additions / Reductions for tax positions of current year	—	—	—	537
Additions / Reductions for tax positions of prior years	—	(60)	(812)	(694)
Reductions due to settlements with taxing authorities	—	(592)	(23,925)	(11,001)
Total amount of gross unrecognized tax benefits at end of year	$—	$—	$652	$25,389

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2019.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. As of December 31, 2022 and 2021, the amount of accrued income-tax-related interest and penalties was zero. The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Our supplemental cash flow information for the year ended December 31, 2022, six months ended December 31, 2021, and fiscal years ended June 30, 2021, and 2020 is as follows (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Cash paid during the period for:
Interest	$7,218	$304	$3,510	$4,900
Income taxes, net of refunds	$54,804	$24,166	$58,970	$31,555
Non-cash investing and financing activities:
Dividends declared	$93,597	$42,659	$77,416	$72,463

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our financial assets measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy.

	As of December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$373	$373	$121	$252	$—

	As of December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$1,733	$1,733	$—	$1,733	$—
(1)	Included in Other assets on our consolidated balance sheets.

Our marketable securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held. The warrants issued by TriStar (Note 5) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 6) approximates fair value as of December 31, 2022.

As of December 31, 2022, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

14. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of our total revenue for the year ended December 31, 2022, six months ended December 31, 2021, and the fiscal years ended June 30, 2022 and 2021 were as follows (revenue amounts in thousands):

	Year Ended		Six Months Ended		Fiscal Years Ended
	December 31,		December 31,		June 30,		June 30,
	2022		2021		2021		2020
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Centerra	$180,543	30.0%	$95,509	27.8%	$156,938	25.5%	$131,425	26.3%
Barrick	140,421	23.3%	89,177	26.0%	157,972	25.7%	125,458	25.2%
Teck	47,347	7.9%	28,076	8.2%	82,164	13.3%	74,219	14.9%

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) as of December 31, 2022 and 2021 are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2022			As of December 31, 2021
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$511,957	$620,549	$1,132,506	$579,326	$412,419	$991,745
Dominican Republic	320,867	—	320,867	350,083	—	350,083
Africa	299,722	321	300,043	297,569	321	297,890
Chile	236,312	224,116	460,428	249,147	224,116	473,263
United States	—	823,203	823,203	—	107,761	107,761
Mexico	—	50,156	50,156	—	60,977	60,977
Australia	—	22,120	22,120	—	27,496	27,496
Rest of world	101,440	26,639	128,079	107,920	26,617	134,537
Total	$1,470,298	$1,767,104	$3,237,402	$1,584,045	$859,707	$2,443,752

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Year Ended December 31, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$417,793	$94,642	$—	$143,526	$179,625
Royalty interests	185,413	—	7,021	34,916	143,476
Total	$603,206	$94,642	$7,021	$178,442	$323,101

	Six Months Ended December 31, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$226,551	$52,329	$—	$82,603	$91,619
Royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$423,989	$92,898	$—	$150,594	$180,497
Royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

	Fiscal Year Ended June 30, 2020
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$359,868	$83,890	$—	$144,678	$131,300
Royalty interests	138,951	—	3,824	30,369	104,758
Total	$498,819	$83,890	$3,824	$175,047	$236,058

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2022	2021	2020
Total segment gross profit	$323,101	$186,741	$333,002	$236,058

Costs and expenses
General and administrative expenses	34,612	15,163	28,387	30,195
Exploration costs	—	—	563	5,190
Depreciation	493	215	356	387
Impairment of royalty interests	4,287	—	—	1,341
Total costs and expenses	39,392	15,378	29,306	37,113
Gain on sale of Peak Gold JV interest	—	—	33,906	—
Operating income	283,709	171,363	337,602	198,945
Fair value changes in equity securities	(1,503)	(1,350)	6,017	1,418
Interest and other income	7,832	1,610	2,443	2,046
Interest and other expense	(17,170)	(2,787)	(6,419)	(9,813)
Income before income taxes	$272,868	$168,836	$339,643	$192,596

Our revenue by reportable segment for the year ended December 31, 2022, six months ended December 31, 2021 and fiscal years ended June 30, 2021 and 2020 is geographically distributed as shown in the following table (amounts in thousands):

	Year Ended	Six Months Ended	Fiscal Years Ended
	December 31,	December 31,	June 30,	June 30,
	2022	2021	2021	2020
Stream interests:
Canada	$212,369	$115,544	$190,537	$158,736
Dominican Republic	85,863	52,958	115,583	96,978
Chile	47,347	28,075	82,164	74,219
Africa	53,787	22,228	35,705	29,935
Rest of world	18,427	7,746	—	—
Total stream interests	$417,793	$226,551	$423,989	$359,868

Royalty interests:
United States	$81,642	$54,046	$68,611	$48,692
Canada	27,210	13,756	31,671	30,524
Mexico	52,388	31,858	58,212	32,731
Australia	15,672	11,174	21,466	15,252
Africa	316	1,107	2,801	2,575
Rest of world	8,185	4,460	9,106	9,177
Total royalty interests	$185,413	$116,401	$191,867	$138,951
Total revenue	$603,206	$342,952	$615,856	$498,819

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES

Xavantina Exploration Payment

On March 22, 2022, we made a payment of $3.2 million of additional advance payments to a subsidiary of Ero as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment has been recorded to exploration stage stream interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. As of December 31, 2022, $6.8 million of additional advance payments remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 for further information on the Xavantina Gold Stream acquisition.

Ilovica Gold Stream Acquisition

As of December 31, 2022, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain comparative financial information for the year ended December 31, 2022 and 2021, respectfully (amounts in thousands, except share data).

	Years Ended
		December 31,
	December 31,	2021
	2022	(unaudited)
Revenue	$603,206	$653,568

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	94,642	98,467
General and administrative	34,612	29,306
Production taxes	7,021	8,399
Depreciation, depletion and amortization	178,935	189,009
Impairment of royalty interests	4,287	—
Total costs and expenses	319,497	325,181

Operating income	283,709	328,387

Fair value changes in equity securities	(1,503)	2,510
Interest and other income	7,832	3,019
Interest and other expense	(17,170)	(5,753)
Income before income taxes	272,868	328,163

Income tax expense	(32,926)	(53,223)
Net income and comprehensive income	239,942	274,940
Net (income) loss and comprehensive (income) loss attributable to non-controlling interests	(960)	(898)
Net income and comprehensive income attributable to Royal Gold common stockholders	$238,982	$274,042

Basic earnings per share	$3.64	$4.17
Basic weighted average shares outstanding	65,576,995	65,552,586
Diluted earnings per share	$3.63	$4.17
Diluted weighted average shares outstanding	65,661,748	65,624,007
Cash dividends declared per common share	$1.425	$1.25

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
		December 31,
	December 31,	2021
	2022	(unaudited)
Cash flows from operating activities:
Net income and comprehensive income	$239,942	$274,940
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:

Depreciation, depletion and amortization	178,935	189,009
Non-cash employee stock compensation expense	8,411	6,056
Fair value changes in equity securities	1,503	(2,510)
Deferred tax (benefit) expense	(19,836)	11,371
Impairment of royalty interests	4,287	—
Other	979	1,663
Changes in assets and liabilities:
Royalty receivables	4,683	(9,771)
Stream inventory	(1,049)	2,292
Income tax receivable	1,849	4,023
Prepaid expenses and other assets	(3,908)	(1,956)
Accounts payable	211	3,862
Income tax payable	(3,005)	(4,248)
Uncertain tax positions	—	(13,268)
Other liabilities	4,343	406
Net cash provided by operating activities	$417,345	$461,869

Cash flows from investing activities:
Acquisition of stream and royalty interests	(922,155)	(400,381)
Khoemacau subordinated debt facility	—	(25,000)
Proceeds from sale of equity securities	—	8,651
Other	(721)	(241)
Net cash used in by investing activities	$(922,876)	$(416,971)

Cash flows from financing activities:
Repayment of debt	(125,000)	(300,000)
Borrowings from revolving credit facility	700,000	100,000
Net payments from issuance of common stock	(1,447)	(971)
Common stock dividends	(91,925)	(78,738)
Other	(1,062)	(3,497)
Net cash provided by (used in) financing activities	$480,566	$(283,206)
Net decrease in cash and equivalents	(24,965)	(238,308)
Cash and equivalents at beginning of period	143,551	381,859
Cash and equivalents at end of period	$118,586	$143,551

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the year ended December 31, 2022, the six-month period ended December 31, 2021 and each of the two years in the period ended June 30, 2021, and the related notes, and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our 2023 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2023 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our 2023 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2023 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our proxy statement for our 2023 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

(b)  Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 3, 2018, and incorporated herein by reference)

3.2	Amended and Restated Bylaws dated as of August 23, 2022 (filed as Exhibit 3.1 to Royal Gold’s Current Report on Form 8-K on August 26, 2022, and incorporated herein by reference)

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

10.6▲

Addendum to the Employment Contract, dated March 4, 2021, between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Form 8-K filed on March 8, 2021, and incorporated herein by reference)

10.7▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of Paul Libner, Randy Shefman and Laura Gill (filed as Exhibit 10.1 to Royal Gold’s Amendment No. 1 to Current Report on Form 8-K/A on January 3, 2020, and incorporated herein by reference)

Exhibit Number	Description
10.8▲

Form of Amendment to Employment Agreement by and between Royal Gold, Inc. and each of William Heissenbuttel, Mark Isto, Dan Breeze, Paul Libner, Randy Shefman and Laura Gill (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on April 11, 2022, and incorporated herein by reference)

10.9▲

Form of [First][Second] Amendment to Employment Agreement by and between Royal Gold, Inc. and each of William Heissenbuttel, Mark Isto, Dan Breeze, Paul Libner, Randy Shefman and Laura Gill (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on May 25, 2022, and incorporated herein by reference)

10.10▲

Form of Amended and Restated Indemnification Agreement entered into between Royal Gold, Inc. or certain subsidiaries and the directors and executive officers of Royal Gold, Inc. or its wholly owned subsidiaries (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on February 16, 2023, and incorporated herein by reference)

10.11▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.12▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants after August 1, 2021 (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 5, 2022, and incorporated herein by reference)

10.13▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.14▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants after August 1, 2021 (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 5, 2022, and incorporated herein by reference)

10.15▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.16▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.6 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.17▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.7 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.18▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants after August 1, 2021 (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 5, 2022, and incorporated herein by reference)

10.19▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

Exhibit Number	Description

10.20▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.21

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2017, and incorporated herein by reference)

10.22

Revolving Facility Credit Agreement Amendment, dated May 15, 2018, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.38 to Royal Gold’s Annual Report on Form 10-K filed on August 9, 2018, and incorporated herein by reference)

10.23

Second Amendment to Revolving Facility Credit Agreement dated June 3, 2019, among Royal Gold, Inc., RG Royalties, LLC (f/k/a RG Mexico, Inc.), Royal Gold International Holdings, Inc. RGLD UK Holdings Limited, the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on June 6, 2019, and incorporated herein by reference)

10.24

Amendment No. 3 to Revolving Facility Credit Agreement dated as of September 20, 2019, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference)

10.25

Amendment No. 4 to Revolving Facility Credit Agreement dated as of July 7, 2021, and entered into by and among Royal Gold, Inc., RGLD Gold AG, RG Royalties, LLC, Royal Gold International Holdings, Inc., the banks and financial institutions identified therein as a “Lender,” and The Bank of Nova Scotia as Administrative Agent for the Lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference)

10.26**

Royalty Sale and Purchase Agreement dated August 1, 2022, between Royal Gold, Inc. and its wholly owned subsidiary RG Royalties, LLC, as purchaser parties, and Kennecott Royalty Company, as seller (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K on August 2, 2022, and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from Royal Gold, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	The cover page from Royal Gold, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Filed or furnished herewith.
**	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish
Supplementally an unredacted copy of this Exhibit to the SEC upon request.
▲	Identifies a management contract or compensation plan or arrangement.

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

ROYAL GOLD, INC.

Date: February 16, 2023	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: February 16, 2023	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 16, 2023	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: February 16, 2023	By:	/s/ William Hayes
William Hayes
Chairman

Date: February 16, 2023	By:	/s/ Fabiana Chubbs
Fabiana Chubbs
Director

Date: February 16, 2023	By:	/s/ Kevin McArthur
Kevin McArthur
Director

Date: February 16, 2023	By:	/s/ Jamie Sokalsky
Jamie Sokalsky
Director

Date: February 16, 2023	By:	/s/ Ronald Vance
Ronald Vance
Director

Date: February 16, 2023	By:	/s/ Sybil Veenman
Sybil Veenman
Director