Form 10-Q
period 2023-03-31
ROYAL GOLD INC
filed 2023-05-04
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There were 65,678,346 shares of Royal Gold common stock outstanding as of April 27, 2023.

In this Quarterly Report on Form 10-Q, Royal Gold, Inc., together with its subsidiaries, is collectively referred to as “Royal Gold,” “we,” “us,” or “our.”

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$126,816	$118,586
Royalty receivables	46,934	49,405
Income tax receivable	1,724	3,066
Stream inventory	11,599	12,656
Prepaid expenses and other	2,091	2,120
Total current assets	189,164	185,833
Stream and royalty interests, net (Note 2)	3,191,385	3,237,402
Other assets	110,483	111,287
Total assets	$3,491,032	$3,534,522
LIABILITIES
Accounts payable	$7,852	$6,686
Dividends payable	24,642	24,627
Income tax payable	8,225	16,065
Other current liabilities	14,279	16,209
Total current liabilities	54,998	63,587
Debt (Note 4)	496,817	571,572
Deferred tax liabilities	136,784	138,156
Other liabilities	7,501	7,738
Total liabilities	696,100	781,053
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,599,348 and 65,592,597 shares outstanding, respectively	656	656
Additional paid-in capital	2,215,362	2,213,123
Accumulated earnings	566,545	527,314
Total Royal Gold stockholders’ equity	2,782,563	2,741,093
Non-controlling interests	12,369	12,376
Total equity	2,794,932	2,753,469
Total liabilities and equity	$3,491,032	$3,534,522

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenue (Note 5)	$170,392	$162,355

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	25,020	22,639
General and administrative	11,000	8,931
Production taxes	1,989	2,221
Depreciation, depletion and amortization	46,328	47,988
Total costs and expenses	84,337	81,779

Operating income	86,055	80,576

Fair value changes in equity securities	799	613
Interest and other income	2,263	975
Interest and other expense	(9,175)	(898)
Income before income taxes	79,942	81,266

Income tax expense	(15,871)	(15,304)
Net income and comprehensive income	64,071	65,962
Net income and comprehensive income attributable to non-controlling interests	(196)	(287)
Net income and comprehensive income attributable to Royal Gold common stockholders	$63,875	$65,675
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.97	$1.00
Basic weighted average shares outstanding	65,594,977	65,565,735
Diluted earnings per share	$0.97	$1.00
Diluted weighted average shares outstanding	65,709,095	65,644,668
Cash dividends declared per common share	$0.375	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2023, and 2022

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	6,751	—	2,239	—	—	2,239
Distributions to non-controlling interests	—	—	—	—	(203)	(203)
Net income and comprehensive income	—	—	—	63,875	196	64,071
Dividends declared	—	—	—	(24,644)	—	(24,644)
Balance at March 31, 2023	65,599,348	$656	$2,215,362	$566,545	$12,369	$2,794,932

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	4,435	—	2,266	—	—	2,266
Distributions to non-controlling interests	—	—	—	—	(329)	(329)
Net income and comprehensive income	—	—	—	65,675	287	65,962
Dividends declared	—	—	—	(22,996)	—	(22,996)
Balance at March 31, 2022	65,568,799	$656	$2,208,425	$424,608	$12,425	$2,646,114

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net income and comprehensive income	$64,071	$65,962
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,328	47,988
Non-cash employee stock compensation expense	2,636	2,124
Fair value changes in equity securities	(799)	(613)
Deferred tax expense	1,092	688
Other	214	245
Changes in assets and liabilities:
Royalty receivables	2,471	569
Stream inventory	1,056	3,118
Income tax receivable	1,342	518
Prepaid expenses and other assets	(914)	(7,309)
Accounts payable	1,166	(208)
Income tax payable	(7,840)	(10,910)
Other liabilities	(2,168)	(1,039)
Net cash provided by operating activities	$108,655	$101,133

Cash flows from investing activities:
Acquisition of stream and royalty interests	—	(37,800)
Other	(197)	(11)
Net cash used in investing activities	$(197)	$(37,811)

Cash flows from financing activities:
Repayment of debt	(75,000)	—
Net payments from issuance of common stock	(397)	141
Common stock dividends	(24,629)	(22,978)
Other	(202)	(329)
Net cash used in financing activities	$(100,228)	$(23,166)
Net increase in cash and equivalents	8,230	40,156
Cash and equivalents at beginning of period	118,586	143,551
Cash and equivalents at end of period	$126,816	$183,707

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (“2022 10-K”).

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(404,090)	$386,545
Pueblo Viejo	610,404	(292,501)	317,903
Andacollo	388,182	(155,619)	232,563
Khoemacau	265,911	(22,782)	243,129
Rainy River	175,727	(65,262)	110,465
Other	232,703	(115,926)	116,777
Total production stage stream interests	2,463,562	(1,056,180)	1,407,382

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,844	(41,853)	311,991
Voisey's Bay	205,724	(118,985)	86,739
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(58,620)	40,552
Other	447,688	(400,934)	46,754
Total production stage royalty interests	1,222,615	(624,150)	598,465
Total production stage stream and royalty interests	3,686,177	(1,680,330)	2,005,847

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	81,510		81,510
Total development stage stream and royalty interests	138,969	—	138,969

Exploration stage stream interests:
Xavantina	17,126	—	17,126
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,444	—	456,444
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	107,698	—	107,698
Total exploration stage stream and royalty interests	1,046,569	—	1,046,569
Total stream and royalty interests, net	$4,871,715	$(1,680,330)	$3,191,385

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(392,804)	$—	$397,831
Pueblo Viejo	610,404	(289,537)	—	320,867
Andacollo	388,182	(151,870)	—	236,312
Khoemacau	265,911	(15,905)	—	250,006
Rainy River	175,727	(61,601)	—	114,126
Other	215,576	(110,711)	—	104,865
Total production stage stream interests	2,446,435	(1,022,428)	—	1,424,007

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,772	(35,276)	—	318,496
Voisey's Bay	205,724	(118,327)	—	87,397
Red Chris	116,187	(1,797)	—	114,390
Peñasquito	99,172	(57,772)	—	41,400
Other	447,535	(398,513)	—	49,022
Total production stage royalty interests	1,222,390	(611,685)	—	610,705
Total production stage stream and royalty interests	3,668,825	(1,634,113)	—	2,034,712

Development stage stream interests:
Other	12,038	—	—	12,038
Development stage royalty interests:
Côté	45,421	—	—	45,421
Other	74,225	—	—	74,225
Total development stage stream and royalty interests	131,684	—	—	131,684

Exploration stage stream interests:
Xavantina	34,253	—	—	34,253
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,318	—	—	456,318
Great Bear	209,106	—	—	209,106
Pascua-Lama	177,690	—	—	177,690
Red Chris	48,895	—	—	48,895
Côté	29,610	—	—	29,610
Other	119,421	—	(4,287)	115,134
Total exploration stage royalty interests	1,075,293	—	(4,287)	1,071,006
Total stream and royalty interests, net	$4,875,802	$(1,634,113)	$(4,287)	$3,237,402

3.  MARKETABLE EQUITY SECURITIES

As of March 31, 2023, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc, 250,000 common shares of Goldon Resources Ltd. and 1,242,500 common shares of Mountain Boy Minerals Ltd. Our marketable equity securities are measured at fair value (Note 10) each reporting period with any changes in fair value recognized in net income (amounts in thousands).

	March 31,	December 31,
	2023	2022
Carrying value of marketable securities(1)	$1,172	$373
Change in fair value of marketable securities	$799	$(1,503)

(1)    Included in Other Assets on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.    DEBT

Our debt as of March 31, 2023 and December 31, 2022 consists of the following (amounts in thousands):

	As of March 31, 2023			As of December 31, 2022
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$500,000	$(3,183)	$496,817	$575,000	$(3,428)	$571,572
Total debt	$500,000	$(3,183)	$496,817	$575,000	$(3,428)	$571,572

Revolving credit facility

On March 6, 2023, we repaid $75 million of outstanding borrowings on our revolving credit facility.

As of March 31, 2023, we had $500 million outstanding and $500 million available under our revolving credit facility dated June 2, 2017, and as amended. The interest rate on borrowings under our revolving credit facility as of March 31, 2023, was LIBOR plus 1.20% for an all-in rate of 6.2%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $8.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of March 31, 2023.

We may repay any borrowings under our revolving credit facility at any time without premium or penalty.

5.    REVENUE

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2022 10-K. For the three months ended March 31, 2023, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2023, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 9.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Stream revenue:
Gold	$78,629	$77,502
Silver	18,308	11,439
Copper	18,053	16,310
Total stream revenue	$114,990	$105,251
Royalty revenue:
Gold	$42,868	$37,917
Silver	2,946	4,317
Copper	5,058	6,705
Other	4,530	8,165
Total royalty revenue	$55,402	$57,104
Total revenue	$170,392	$162,355

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
		March 31,	March 31,
	Metal(s)	2023	2022
Stream revenue:
Mount Milligan	Gold & Copper	$46,656	$42,416
Pueblo Viejo	Gold & Silver	22,358	23,264
Andacollo	Gold	12,934	15,674
Khoemacau	Silver	9,153	2,389
Other	Gold & Silver	23,889	21,508
Total stream revenue		$114,990	$105,251
Royalty revenue:
Cortez Legacy Zone	Gold	$23,087	$16,714
Cortez CC Zone	Gold	3,206	N/A
Peñasquito	Gold, Silver, Lead & Zinc	7,433	13,094
Other	Various	21,676	27,296
Total royalty revenue		$55,402	$57,104
Total revenue		$170,392	$162,355

Please refer to Note 9 for the geographical distribution of our revenue by reportable segment.

6.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Restricted stock	$1,614	$1,155
Performance stock	810	631
Stock appreciation rights	205	332
Stock options	7	6
Total stock-based compensation expense	$2,636	$2,124

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2023 and 2022, we granted the following stock-based compensation awards:

	Three Months Ended
	March 31,	March 31,
	2023	2022

	(Number of shares)
Performance stock (at maximum 200% attainment)	82,360	39,380
Restricted stock	56,530	28,220
Total equity awards granted	138,890	67,600

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2023, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$11,230	2.3
Performance stock	8,893	2.3
Stock appreciation rights	312	0.4
Stock options	11	0.4

7.    EARNINGS PER SHARE (“EPS”)

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

The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income attributable to Royal Gold common stockholders	$63,875	$65,675
Weighted-average shares for basic EPS	65,594,977	65,565,735
Effect of other dilutive securities	114,118	78,933
Weighted-average shares for diluted EPS	65,709,095	65,644,668
Basic EPS	$0.97	$1.00
Diluted EPS	$0.97	$1.00

8.    INCOME TAXES

The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Income tax expense	$15,871	$15,304
Effective tax rate	19.9%	18.8%

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2023			As of December 31, 2022
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$497,010	$617,542	$1,114,552	$511,957	$620,549	$1,132,506
Dominican Republic	317,903	—	317,903	320,867	—	320,867
Africa	290,125	321	290,446	299,722	321	300,043
Chile	232,563	224,116	456,679	236,312	224,116	460,428
United States	—	816,336	816,336	—	823,203	823,203
Mexico	—	47,936	47,936	—	50,156	50,156
Australia	—	21,949	21,949	—	22,120	22,120
Rest of world	98,945	26,639	125,584	101,440	26,639	128,079
Total	$1,436,546	$1,754,839	$3,191,385	$1,470,298	$1,767,104	$3,237,402

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$114,990	$25,020	$—	$33,752	$56,218
Royalty interests	55,402	—	1,989	12,462	40,951
Total	$170,392	$25,020	$1,989	$46,214	$97,169

	Three Months Ended March 31, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$105,251	$22,639	$—	$36,378	$46,234
Royalty interests	57,104	—	2,221	11,485	43,398
Total	$162,355	$22,639	$2,221	$47,863	$89,632

(1)	Excludes depreciation, depletion and amortization.

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Total segment gross profit	$97,169	$89,632

Costs and expenses
General and administrative expenses	11,000	8,931
Depreciation and amortization	114	125
Operating income	86,055	80,576
Fair value changes in equity securities	799	613
Interest and other income	2,263	975
Interest and other expense	(9,175)	(898)
Income before income taxes	$79,942	$81,266

Our revenue by reportable segment for the three months ended March 31, 2023 and 2022 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Stream interests:
Canada	$56,981	$51,485
Dominican Republic	22,358	23,264
Chile	12,934	15,674
Africa	17,539	8,446
Rest of world	5,178	6,382
Total stream interests	$114,990	$105,251

Royalty interests:
United States	$33,581	$24,358
Mexico	9,295	15,881
Canada	6,591	10,778
Australia	4,099	4,046
Africa	—	316
Rest of world	1,836	1,725
Total royalty interests	$55,402	$57,104
Total revenue	$170,392	$162,355

10.  FAIR VALUE MEASUREMENTS

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

	As of March 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$1,172	$1,172	$149	$1,023	$—

	As of December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$373	$373	$121	$252	$—

(1) Included in Other assets on our consolidated balance sheets.

Our marketable securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held.  The TriStar Gold Inc. warrants (Note 3) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 4) approximates fair value as of March 31, 2023.

As of March 31, 2023, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.  COMMITMENTS AND CONTINGENCIES

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Gold Corporation as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment will be recorded to exploration stage stream interests within Stream and royalty interests, net on our consolidated balance sheets during the second quarter of 2023. Advance payments of $4.4 million remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 of our 2022 10-K for further information on the Xavantina (formerly referred to as NX Gold) Gold Stream Acquisition.

Ilovica Gold Stream Acquisition

As of March 31, 2023, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the financial condition and results of operations of Royal Gold.  You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (“2022 10-K”).

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2023, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 67% and 65% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2023, we owned royalty interests on 32 producing properties, 18 development stage properties and 123 exploration stage properties, of which we consider 52 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 33% and 35% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.

We do not conduct mining operations on the properties in which we hold stream and royalty interests, and we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.

We are continually reviewing opportunities to grow our portfolio, whether through the creation or acquisition of new or existing stream or royalty interests or other acquisition activity. We generally have acquisition opportunities in various stages of review. Our review process may include, for example, engaging consultants and advisors to analyze an opportunity; analysis of technical, financial, legal, environmental, social, governance and other confidential information regarding an opportunity; submission of indications of interest and term sheets; participation in preliminary discussions and negotiations; and involvement as a bidder in competitive processes.

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

For the three months ended March 31, 2023 and 2022, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$1,890	71%	$1,877	71%
Silver ($/ounce)(1)	$22.55	12%	$24.01	10%
Copper ($/pound)(2)	$4.05	14%	$4.53	14%
Other	N/A	3%	N/A	5%

(1)    Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price           for silver, as applicable.

(2) Based on the average U.S. dollars London Metals Exchange settlement price for copper.

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Gold Corporation as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. Advance payments of $4.4 million remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 of our 2022 10-K for further information on the Xavantina (formerly referred to as NX Gold) Gold Stream Acquisition.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2023

We generally receive annual production estimates from many of the operators of the producing mines in which we own a stream or royalty interest during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2023, as well as actual production through March 31, 2023 (except as otherwise noted), for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2023

Principal Producing Properties

	Calendar Year 2023 Operator’s Production			Calendar Year 2023 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	22,000 - 27,000			5,500
Mount Milligan(4)	160,000 - 170,000			N/A
Copper			60 - 70 Million			N/A
Pueblo Viejo(5)	470,000 - 520,000	N/A		89,000	N/A
Khoemacau(6)		1.5 - 1.7 Million			0.4 Million
Royalty:
Cortez(7)	940,000 - 1,060,000			228,000
Peñasquito(8)	330,000 - 370,000	31 - 35 Million		85,000	7.5 Million
Lead			170 - 190 Million			41 Million
Zinc			420 - 460 Million			102 Million
(1)	Production estimates received from our operators are for calendar 2023. There can be no assurance that production estimates received from the operators will be achieved. Our stream interests can be affected by several factors that make it difficult to calculate our revenue for a period from the operator’s actual or estimated production for that same period. These factors include the timing of the operator’s concentrate shipments, the delivery of metal to us and the subsequent sale of the delivered metal. These factors do not typically affect our stream interests on operations that produce doré or our royalty interests. Please also refer to our cautionary language regarding forward-looking statements included herein, as well as the Risk Factors identified in Part I, Item 1A, of our 2022 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2023, through March 31, 2023, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.

(3)	The actual production figure shown for Andacollo is contained gold in concentrate. Deliveries to us are determined using a fixed gold payability factor of 89%.

(4)	The estimated production figures shown for Mount Milligan are payable gold and copper in concentrate. Actual figures reflect production through March 31, 2023.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). The operator did not provide estimated or actual silver production.

(6)	The estimated and actual production figures for Khoemacau are payable silver in concentrate.

(7)	The estimated and actual production figures for Cortez include the entirety of the Cortez Complex. Barrick reports total production from the Cortez Complex and does not report production separately for the Legacy Zone and CC Zone. Production estimates for the Legacy Zone are provided to us by Barrick and production estimates for 100% of the Cortez Complex are publicly disclosed by Barrick.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 5,200 ounces for the three months ended March 31, 2023, compared to approximately 6,100 ounces for the three months ended March 31, 2022. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades, lower gold recoveries and lower tonnage milled. Teck Resources Limited (“Teck”) reported a significant rainfall event in July 2022 which caused operations to shut down for five days. As expected, the impact of this shutdown and unplanned maintenance in the third quarter of 2022 affected stream deliveries during the three months ended March 31, 2023.

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

Khoemacau Project

Silver stream deliveries from Khoemacau were 427,500 ounces for the three months ended March 31, 2023, compared to approximately 115,210 ounces for the three months ended March 31, 2022. Increased stream deliveries resulted from the ramp-up of Khoemacau.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), operations at Khoemacau continued at nameplate capacity through the quarter ended March 31, 2023, after the target production rate of 3.65 million tonnes per year (10,000 tonnes per day) was achieved in December 2022. As projected in the mine plan, KCM expects payable silver production in 2023 to range between 1.5 to 1.7 million ounces, which is slightly below the life of mine average due to lower silver grades in the upper portion of the Zone 5 deposit and the top-down mining sequence.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 13,900 ounces for the three months ended March 31, 2023, compared to approximately 10,000 ounces for the three months ended March 31, 2022. Increased gold deliveries resulted from differences in the timing of shipments and settlements during the periods.

Copper stream deliveries from Mount Milligan were approximately 3.56 million pounds during the three months ended March 31, 2023, compared to approximately 2.69 million pounds during the three months ended March 31, 2022.  Increased copper deliveries resulted from differences in the timing of shipments and settlements during the periods.

In 2023, Centerra Gold Inc. (“Centerra”) expects production of between 160,000 and 170,000 ounces of gold and 60 million to 70 million pounds of copper from Mount Milligan. Centerra expects gold and copper production to be higher in the second half of 2023 with approximately 30% to 35% of concentrate sales expected to occur in the fourth quarter of 2023. The lower production compared to 2022 is due to mine sequencing. Centerra continues to optimize the life of mine plan for Mount Milligan and anticipates increases in both gold and copper production for 2024 and 2025 when compared to the annual figures included in the most recent Technical Report, dated November 7, 2022.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 7,400 ounces for the three months ended March 31, 2023, compared to approximately 7,100 ounces for the three months ended March 31, 2022.

Silver stream deliveries were approximately 362,200 ounces for the three months ended March 31, 2023, compared to approximately 274,500 ounces for the three months ended March 31, 2022. During the current quarter, an additional 5,700 ounces of silver were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred and delivered in future periods as silver recovery allows. As of March 31, 2023, approximately 518,400 ounces remain deferred. We expect that silver recoveries could remain highly variable until the plant expansion project is complete and is running at full production levels.  We do not expect material deliveries of deferred silver ounces while the plant ramps up to full production levels during 2023, and timing for the delivery of the entire deferred amount is uncertain.

On March 17, 2023, Barrick issued an updated Technical Report on the Pueblo Viejo mine to support the previously disclosed Mineral Resources and Mineral Reserves estimates for the mine as of December 31, 2022.  According to Barrick, mining of the open pit is expected to continue to 2041 and processing of ore is expected to continue to 2044, with life of mine production from 2023 through 2044 of approximately 11.1 million ounces of gold and 49.9 million ounces of silver (Barrick’s 60% interest).

On May 3, 2023, Barrick provided an update on the plant expansion and mine life extension project at Pueblo Viejo in the Dominican Republic.  With respect to the plant expansion, Barrick reported that the first ore has been processed through the crusher and it expects to substantially complete the commissioning of the new plant infrastructure and commence the ramp-up phase during the second quarter of 2023.  With respect to the mine life extension, Barrick disclosed that technical and social studies for additional tailings storage capacity continued to advance, and a decision by the Government of the Dominican Republic on the Environmental and Social Impact Assessment for the proposed new Naranjo tailings storage facility (“TSF”) is expected during the first half of 2023.  Barrick further reported that geotechnical drilling and site investigation are ongoing to support a feasibility study on the TSF, which is due for completion in the second quarter of 2024.

Barrick continues to expect gold production of 470,000 to 520,000 ounces in 2023 from its 60% interest in Pueblo Viejo. Our stream interests are applicable to production from Barrick’s interest at Pueblo Viejo.

Royalty Interests

Cortez

Production attributable to our royalty interest at the Cortez Complex was approximately 223,800 ounces of gold for the three months ended March 31, 2023, compared to approximately 102,000 ounces of gold for the three months ended March 31, 2022. The increase was primarily due to the addition of new royalties, the Rio Tinto Royalty, and the Idaho Royalty, covering the Cortez property.

As disclosed by Barrick on November 18, 2022, total gold production from the Cortez Complex is expected to be approximately 1.0 million ounces in 2023, and then increase from approximately 900,000 ounces in 2024 to approximately 1.3 million ounces in 2027.  Royal Gold owns multiple royalty interests at the Cortez Complex, which for purposes of simplified disclosure have been divided into the Legacy Zone, consisting of the Crossroads and Pipeline deposits, and Cortez Complex Zone (“CC Zone”), consisting of the remaining deposits in the Cortez Complex.

For 2023, gold production from the Legacy Zone is expected to range from 450,000 to 480,000 ounces with a midpoint of approximately 465,000 ounces.  2023 gold production for the CC Zone is expected to be approximately 535,000 ounces.

For the period 2023 through 2027, gold production from the Legacy Zone is expected to average approximately 360,000 ounces per year.  Production during this period is expected to vary around this average, with lower production expected in 2024 and 2025 and higher production expected in 2026 and 2027.  All other production from the Cortez Complex during this period is expected to be sourced from the CC Zone.

The gross royalty rate applicable to the Legacy Zone is approximately 9.4%, and the gross rate applicable to the CC Zone is approximately 1.6%. At the Robertson project, Barrick expects first production in 2027 subject to the successful completion of feasibility and permitting activities, among other things. The gross royalty rate applicable to Robertson is approximately 0.45%.

Proven and probable mineral reserves for December 31, 2022, at the Cortez Complex include approximately 2.7 million ounces of gold for the Legacy Zone, which includes the Crossroads (47 million tonnes at a gold grade of 1.69 grams per tonne) and Pipeline deposits (7.6 million tonnes of ore at a gold grade of 0.63 grams per tonne), and assuming a gold price of $1,300 per ounce.

On May 3, 2023, Barrick reported that the timeline for the Goldrush Record of Decision (“ROD”) on the Goldrush project, which is located within the CC Zone, has been extended from the first half of 2023 and is now expected in the second half of 2023.  Barrick also reported that mine development and test stoping in the Redhill zone is continuing and a minor permit modification has been approved that will allow underground development to continue until the ROD on the Goldrush Plan of Operations is received.  According to Barrick, the extension to the permitting timeline is not expected to have a significant impact on the 2023 outlook and the potential impact, if any, on the outlook from 2024 onwards is currently being reviewed.

Peñasquito

Production attributable to our royalty interest at Peñasquito was approximately 55,600 ounces of gold; 6.1 million ounces of silver; 36.4 million pounds of lead; and 99.2 million pounds of zinc for the three months ended March 31, 2023. Compared to approximately 133,400 ounces of gold; 7.7 million ounces of silver; 41.9 million pounds of lead; and 120 million pounds of zinc for the three months ended March 31, 2022. The site experienced lower production due to lower gold grades and lower recoveries for gold and other metals. Newmont Corporation (“Newmont”) stated that metal sales, which drive our royalty payments, were impacted by the build-up of concentrate inventory and the timing of concentrate shipments.

In 2023, Newmont expects lower gold grades and higher silver, lead and zinc grades, as a result of ore production being predominately from the Chile Colorado pit, with gold equivalent ounce (“GEO”) production expected to be similar to 2022 GEO production.

Results of Operations

Quarter Ended March 31, 2023, Compared to Quarter Ended March 31, 2022

For the quarter ended March 31, 2023, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $63.9 million, or $0.97 per basic and diluted share, as compared to net income of $65.7 million, or $1.00 per basic and diluted share, for the quarter ended March 31, 2022. The decrease in net income was primarily attributable to higher debt-related interest expense, as discussed below.

For the quarter ended March 31, 2023, we recognized total revenue of $170.4 million, comprised of stream revenue of $115.0 million and royalty revenue of $55.4 million at an average gold price of $1,890 per ounce, an average silver price of $22.55 per ounce and an average copper price of $4.05 per pound. This is compared to total revenue of $162.4 million for the three months ended March 31, 2022, comprised of stream revenue of $105.3 million and royalty revenue of $57.1 million, at an average gold price of $1,877 per ounce, an average silver price of $24.01 per ounce and an average copper price of $4.53 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2023			March 31, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$46,656			$42,416
	Gold		15,200	oz.		13,900	oz.
	Copper		4.5	Mlbs.		3.6	Mlbs.
Pueblo Viejo		$22,358			$23,264
	Gold		7,900	oz.		8,600	oz.
	Silver		337,900	oz.		316,000	oz.
Andacollo	Gold	$12,934	7,000	oz.	$15,674	8,400	oz.
Khoemacau	Silver	$9,153	404,100	oz.	$2,389	102,700	oz.
Other(3)		$23,889			$21,508
	Gold		12,000	oz.		10,700	oz.
	Silver		66,200	oz.		70,500	oz.
Total stream revenue		$114,990			$105,251
		.
Royalty(2):
Cortez Legacy Zone	Gold	$23,087	117,200	oz.	$16,714	102,000	oz.
Cortez CC Zone	Gold	$3,206	106,600	oz.	N/A
Peñasquito		$7,433			$13,094
	Gold		55,600	oz.		133,400	oz.
	Silver		6.1	Moz.		7.7	Moz.
	Lead		36.4	Mlbs.		41.9	Mlbs.
	Zinc		99.2	Mlbs.		120.1	Mlbs.
Other(3)	Various	$21,676	N/A		$27,296	N/A
Total royalty revenue		$55,402			$57,104
Total Revenue		$170,392			$162,355

(1)	Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended March 31, 2023, and 2022, and may differ from the operators’ public reporting.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the three months ended March 31, 2023, and 6% for the three months ended March 31, 2022, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher gold and copper sales at Mount Milligan, higher gold production attributable to our interest at Cortez as a result of the newly acquired royalties, and higher silver sales at Khoemacau due to the ramp-up. The increase was offset by lower gold sales at Andacollo and lower gold and silver production at Peñasquito compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2023 and 2022, and gold and silver ounces and copper pounds in inventory as of March 31, 2023, and December 31, 2022, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2023		March 31, 2022		March 31, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	13,900	15,200	10,000	13,900	3,900	5,200
Pueblo Viejo	7,400	7,900	7,100	8,600	7,400	7,900
Andacollo	5,200	7,000	6,100	8,400	2,000	3,800
Other	13,200	12,000	11,100	10,700	5,300	4,100
Total	39,700	42,100	34,300	41,600	18,600	21,000

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2023		March 31, 2022		March 31, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	427,500	404,100	115,200	102,700	129,300	105,900
Pueblo Viejo	362,300	337,900	274,500	316,000	362,200	337,800
Other	69,400	66,200	51,100	70,500	20,700	17,500
Total	859,200	808,200	440,800	489,200	512,200	461,200

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2023		March 31, 2022		March 31, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.6	4.5	2.7	3.6	-	0.9

Cost of sales, which excludes depreciation, depletion and amortization, increased to $25.0 million for the three months ended March 31, 2023, from $22.6 million for the three months ended March 31, 2022. The increase, when compared to the prior year quarter, was primarily due to an increase in gold and copper sales at Mount Milligan and higher silver sales at Khoemacau, offset by lower gold sales at Andacollo. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $11.0 million for the three months ended March 31, 2023, from $8.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase in employee-related costs, including non-cash stock-based compensation expense.

Depreciation, depletion and amortization decreased to $46.3 million for the three months ended March 31, 2023, from $48.0 million for the three months ended March 31, 2022. The decrease was primarily due to lower depletion rates at Mount Milligan and Pueblo Viejo as a result of proven and probable mineral reserve increases compared to the prior year quarter. The decrease was partially offset by higher depletion due to higher silver sales at Khoemacau compared to the prior year quarter.

Interest and other expense increased to $9.2 million for the three months ended March 31, 2023 from $0.9 million for the three months ended March 31, 2022. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year quarter. We had $500 million outstanding under our revolving credit facility as of March 31, 2023, compared to zero outstanding as of March 31, 2022.  The current all-in borrowing rate under our revolving credit facility was 6.2% as of March 31, 2023.

For the three months ended March 31, 2023, we recorded income tax expense of $15.9 million, compared with income tax expense of $15.3 million for the three months ended March 31, 2022. The income tax expense resulted in an effective tax rate of 19.9% in the current period, compared with 18.8% for the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

At March 31, 2023, we had current assets of $189.2 million compared to current liabilities of $55.0 million, which resulted in working capital of $134.2 million and a current ratio of approximately 3 to 1. This compares to current assets of $185.8 million and current liabilities of $63.6 million at December 31, 2022, resulting in working capital of $122.2 million and a current ratio of approximately 3 to 1. The increase in working capital was primarily due to an increase in our available cash, resulting from increased revenue during the current period.

During the three months ended March 31, 2023, liquidity needs were met from $108.7 million in net cash provided by operating activities and our available cash resources. As of March 31, 2023, we had $500 million available and $500 million outstanding under our revolving credit facility. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $634 million of total liquidity at March 31, 2023. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2023. Refer to Note 4 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part 1, Item 1A of our 2022 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity Developments

Revolving Credit Facility Repayment

On March 6, 2023, we made a $75 million principal payment towards the outstanding balance on the revolving credit facility leaving $500 million available as of March 31, 2023.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $108.7 million for the three months ended March 31, 2023, compared to $101.1 million for the three months ended March 31, 2022. The increase was primarily due to an increase in cash proceeds received from our stream and royalty interests, net of cost of sales, compared to the prior year quarter. Higher interest payments on amounts outstanding under the revolving credit facility offset the increase.

Investing Activities

Net cash used in investing activities totaled $0.2 million for the three months ended March 31, 2023, compared to $37.8 million for the three months ended March 31, 2022. The decrease from the prior year quarter was primarily due to lower acquisitions of royalty and stream interests.

Financing Activities

Net cash used in financing activities totaled $100 million for the three months ended March 31, 2023, compared to $23.2 million for the three months ended March 31, 2022. The increase was primarily due to a repayment of $75 million on our revolving credit facility during the current year quarter.

Recently Adopted Accounting Standards and Critical Accounting Policies

Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K for discussion on our critical accounting policies.

Forward-Looking Statements

This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: statements about our expected financial performance and outlook, including sales volume, revenue, expenses, and tax rates; operators’ expected operating and financial performance, including production, deliveries, mine plans, estimates of mineral resources and mineral reserves, development, cash flows and liquidity, capital requirements, capital expenditures and completion of feasibility studies and permitting activities; receipt of metal deliveries; anticipated liquidity, capital resources, financing and stockholder returns; borrowings and repayments under our revolving credit facility; deliveries of deferred silver ounces from Pueblo Viejo; and prices for gold, silver, copper, nickel and other metals.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions; the timing of deliveries of metals from operators; risks associated with doing business in foreign countries; the impact of inadequately assessing new acquisitions; increased competition for stream and royalty interests; environmental risks, included those caused by climate change; delays in the completion of the plant expansion at Pueblo Viejo; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other risk factors described in our reports filed with the Securities and Exchange Commission, including our 2022 10-K. Most of these factors are beyond our ability to predict or control.

Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, inflation and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow,” under Part I, Item 1A of our 2022 10-K, for more information about risks associated with metal price volatility.

During the three months ended March 31, 2023, we reported revenue of $170.4 million, with an average gold price for the period of $1,890 per ounce, an average silver price of $22.55 per ounce, and an average copper price of $4.05 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended March 31, 2023:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	71%	$12.4 million
Copper	14%	$4.4 million
Silver	12%	$1.2 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our 2022 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2023	—	—	N/A	N/A
February 2023	—	—	N/A	N/A
March 2023	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1(b) of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

3.2	Certificate of Elimination of Special Voting Preferred Stock (filed as Exhibit 3.1(c) of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

3.3	Certificate of Restatement of Certificate of Incorporation (filed as Exhibit 3.2(d) of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

3.4	Amended and Restated Bylaws of Royal Gold, Inc. (filed as Exhibit 3.1(a) of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

10.1▲	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K on February 16, 2023, and incorporated herein by reference)

10.2▲

Form of Restricted Stock Award Agreement for Employees under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

10.3▲

Form of Restricted Stock Award Agreement for Nonemployee Directors under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

10.4▲

Form of Restricted Stock Unit Agreement for Employees under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.3 of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

10.5▲

Form of Restricted Stock Unit Agreement for Nonemployee Directors under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

10.6▲

Form of Performance Share Agreement for Employees under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.5 of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.

▲Identifies a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 4, 2023
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)