Form 10-Q
period 2023-06-30
ROYAL GOLD INC
filed 2023-08-03
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 65,688,734 shares of Royal Gold common stock outstanding as of July 27, 2023.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$106,157	$118,586
Royalty receivables	36,458	49,405
Income tax receivable	9,602	3,066
Stream inventory	10,657	12,656
Prepaid expenses and other	2,375	2,120
Total current assets	165,249	185,833
Stream and royalty interests, net (Note 2)	3,155,561	3,237,402
Other assets	118,899	111,287
Total assets	$3,439,709	$3,534,522
LIABILITIES
Accounts payable	$8,552	$6,686
Dividends payable	24,646	24,627
Income tax payable	15,603	16,065
Other current liabilities	14,267	16,209
Total current liabilities	63,068	63,587
Debt (Note 4)	395,529	571,572
Deferred tax liabilities	136,136	138,156
Other liabilities	9,083	7,738
Total liabilities	603,816	781,053
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,609,736 and 65,592,597 shares outstanding, respectively	656	656
Additional paid-in capital	2,217,559	2,213,123
Accumulated earnings	605,347	527,314
Total Royal Gold stockholders’ equity	2,823,562	2,741,093
Non-controlling interests	12,331	12,376
Total equity	2,835,893	2,753,469
Total liabilities and equity	$3,439,709	$3,534,522

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue (Note 5)	$144,042	$146,441	$314,434	$308,796

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	23,367	23,810	48,387	46,450
General and administrative	9,093	9,312	20,093	18,243
Production taxes	1,274	1,425	3,263	3,646
Depreciation, depletion and amortization	38,412	43,989	84,741	91,976
Total costs and expenses	72,146	78,536	156,484	160,315

Operating income	71,896	67,905	157,950	148,481

Fair value changes in equity securities	(509)	(2,191)	291	(1,577)
Interest and other income	2,650	1,118	4,912	2,093
Interest and other expense	(8,408)	(1,398)	(17,582)	(2,296)
Income before income taxes	65,629	65,434	145,571	146,701

Income tax (expense) benefit	(2,029)	5,911	(17,900)	(9,393)
Net income and comprehensive income	63,600	71,345	127,671	137,308
Net income and comprehensive income attributable to non-controlling interests	(151)	(205)	(347)	(492)
Net income and comprehensive income attributable to Royal Gold common stockholders	$63,449	$71,140	$127,324	$136,816
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.97	$1.08	$1.94	$2.08
Basic weighted average shares outstanding	65,605,391	65,569,190	65,600,213	65,567,621
Diluted earnings per share	$0.97	$1.08	$1.93	$2.08
Diluted weighted average shares outstanding	65,762,903	65,678,320	65,736,028	65,661,653
Cash dividends declared per common share	$0.375	$0.35	$0.75	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended June 30, 2023, and 2022

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at March 31, 2023	65,599,348	$656	$2,215,362	$566,545	$12,369	$2,794,932
Stock-based compensation and related share issuances	10,388	—	2,197	—	—	2,197
Distributions to non-controlling interests	—	—	—	—	(189)	(189)
Net income and comprehensive income	—	—	—	63,449	151	63,600
Dividends declared	—	—	—	(24,647)	—	(24,647)
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at March 31, 2022	65,568,799	$656	$2,208,425	$424,608	$12,425	$2,646,114
Stock-based compensation and related share issuances	888	—	2,384	—	—	2,384
Distributions to non-controlling interests	—	—	—	—	(201)	(201)
Net income and comprehensive income	—	—	—	71,140	205	71,345
Dividends declared	—	—	—	(22,984)	—	(22,984)
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2023, and 2022

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	17,139	—	4,436	—	—	4,436
Distributions to non-controlling interests	—	—	—	—	(392)	(392)
Net income and comprehensive income	—	—	—	127,324	347	127,671
Dividends declared	—	—	—	(49,291)	—	(49,291)
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	5,323	—	4,650	—	—	4,650
Distributions to non-controlling interests	—	—	—	—	(530)	(530)
Net income and comprehensive income	—	—	—	136,816	492	137,308
Dividends declared	—	—	—	(45,981)	—	(45,981)
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net income and comprehensive income	$127,671	$137,308
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	84,741	91,976
Non-cash employee stock compensation expense	4,579	4,542
Fair value changes in equity securities	(291)	1,577
Deferred tax benefit	(7,139)	(28,114)
Other	445	491
Changes in assets and liabilities:
Royalty receivables	12,948	17,220
Stream inventory	1,998	(1,564)
Income tax receivable	(6,536)	(2,797)
Prepaid expenses and other assets	(2,641)	(1,359)
Accounts payable	1,866	592
Income tax payable	(462)	4,976
Other liabilities	(597)	(3,519)
Net cash provided by operating activities	$216,582	$221,329

Cash flows from investing activities:
Acquisition of stream and royalty interests	(2,670)	(37,841)
Sale of equity securities	107	—
Other	(258)	(36)
Net cash used in investing activities	$(2,821)	$(37,877)

Cash flows from financing activities:
Repayment of debt	(175,000)	—
Debt issuance costs	(1,533)	—
Net payments from issuance of common stock	253	108
Common stock dividends	(49,271)	(45,953)
Other	(639)	(541)
Net cash used in financing activities	$(226,190)	$(46,386)
Net (decrease) increase in cash and equivalents	(12,429)	137,066
Cash and equivalents at beginning of period	118,586	143,551
Cash and equivalents at end of period	$106,157	$280,617

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.    OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS

Royal Gold, Inc., together with its subsidiaries (“Royal Gold,” the “Company,” “we,” “us,” or “our”), is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in a mining project that provide the right to revenue or metals produced from the project after deducting contractually specified costs, if any.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (“2022 10-K”).

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(413,284)	$377,351
Pueblo Viejo	610,404	(295,407)	314,997
Andacollo	388,182	(157,761)	230,421
Khoemacau	265,911	(29,275)	236,636
Rainy River	175,727	(68,476)	107,251
Other	232,703	(121,328)	111,375
Total production stage stream interests	2,463,562	(1,085,531)	1,378,031

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(47,402)	306,448
Voisey's Bay	205,724	(119,356)	86,368
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,407)	39,765
Other	447,687	(403,171)	44,516
Total production stage royalty interests	1,222,620	(633,094)	589,526
Total production stage stream and royalty interests	3,686,182	(1,718,625)	1,967,557

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	81,510	—	81,510
Total development stage stream and royalty interests	138,969	—	138,969

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,471	—	456,471
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	107,698	—	107,698
Total exploration stage stream and royalty interests	1,049,035	—	1,049,035
Total stream and royalty interests, net	$4,874,186	$(1,718,625)	$3,155,561

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(392,804)	$—	$397,831
Pueblo Viejo	610,404	(289,537)	—	320,867
Andacollo	388,182	(151,870)	—	236,312
Khoemacau	265,911	(15,905)	—	250,006
Rainy River	175,727	(61,601)	—	114,126
Other	215,576	(110,711)	—	104,865
Total production stage stream interests	2,446,435	(1,022,428)	—	1,424,007

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,772	(35,276)	—	318,496
Voisey's Bay	205,724	(118,327)	—	87,397
Red Chris	116,187	(1,797)	—	114,390
Peñasquito	99,172	(57,772)	—	41,400
Other	447,535	(398,513)	—	49,022
Total production stage royalty interests	1,222,390	(611,685)	—	610,705
Total production stage stream and royalty interests	3,668,825	(1,634,113)	—	2,034,712

Development stage stream interests:
Other	12,038	—	—	12,038
Development stage royalty interests:
Côté	45,421	—	—	45,421
Other	74,225	—	—	74,225
Total development stage stream and royalty interests	131,684	—	—	131,684

Exploration stage stream interests:
Xavantina	34,253	—	—	34,253
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,318	—	—	456,318
Great Bear	209,106	—	—	209,106
Pascua-Lama	177,690	—	—	177,690
Red Chris	48,895	—	—	48,895
Côté	29,610	—	—	29,610
Other	119,421	—	(4,287)	115,134
Total exploration stage royalty interests	1,075,293	—	(4,287)	1,071,006
Total stream and royalty interests, net	$4,875,802	$(1,634,113)	$(4,287)	$3,237,402

3.  MARKETABLE EQUITY SECURITIES

As of June 30, 2023, our marketable equity securities include warrants to purchase up to 19,640,000 common shares of TriStar Gold Inc and 250,000 common shares of Goldon Resources Ltd. Our marketable equity securities are measured at fair value (Note 10) each reporting period with any changes in fair value recognized in net income (amounts in thousands).

	June 30,	December 31,
	2023	2022
Carrying value of marketable securities(1)	$547	$373
Change in fair value of marketable securities	$(509)	$(1,503)

(1)    Included in Other Assets on our consolidated balance sheets.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.    DEBT

Our debt as of June 30, 2023 and December 31, 2022 consists of the following (amounts in thousands):

	As of June 30, 2023			As of December 31, 2022
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$400,000	$(4,471)	$395,529	$575,000	$(3,428)	$571,572
Total debt	$400,000	$(4,471)	$395,529	$575,000	$(3,428)	$571,572

Revolving credit facility

On March 6, 2023, we repaid $75 million and on June 6, 2023, we repaid $100 million of outstanding borrowings on our revolving credit facility.

On June 28, 2023, we entered into a fifth amendment to our revolving credit facility dated as of June 2, 2017, as amended. The fifth amendment extended the scheduled maturity date from July 7, 2026 to June 28, 2028, replaced LIBOR with Secured Overnight Financing Rate (“Term SOFR”) as a benchmark interest rate and made certain other administrative changes to the existing revolving credit facility.

As of June 30, 2023, we had $400 million outstanding and $600 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of June 30, 2023, was LIBOR plus 1.20% for an all-in rate of 6.7%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $7.8 million and $16.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of June 30, 2023.

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

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2022 10-K. For the three months ended June 30, 2023, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2023, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 9.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Stream revenue:
Gold	$80,227	$75,325	$158,856	$152,827
Silver	19,230	12,892	37,539	24,331
Copper	6,558	16,662	24,610	32,972
Total stream revenue	$106,015	$104,879	$221,005	$210,130
Royalty revenue:
Gold	$30,169	$28,974	$73,037	$66,890
Silver	2,721	3,512	5,667	7,829
Copper	1,572	3,281	6,630	9,986
Other	3,565	5,795	8,095	13,961
Total royalty revenue	$38,027	$41,562	$93,429	$98,666
Total revenue	$144,042	$146,441	$314,434	$308,796

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
	Metal(s)	2023	2022	2023	2022
Stream revenue:
Mount Milligan	Gold & Copper	$41,208	$45,627	$87,863	$88,043
Pueblo Viejo	Gold & Silver	23,540	19,812	45,898	43,076
Khoemacau	Silver	8,881	5,202	18,035	7,591
Andacollo	Gold	7,823	11,721	20,757	27,395
Other	Gold & Silver	24,563	22,517	48,452	44,025
Total stream revenue		$106,015	$104,879	$221,005	$210,130
Royalty revenue:
Cortez Legacy Zone	Gold	$14,305	$8,138	$37,393	$24,852
Cortez CC Zone	Gold	3,520	—	6,726	—
Peñasquito	Gold, Silver, Lead & Zinc	6,105	9,664	13,538	22,758
Other	Various	14,097	23,760	35,772	51,056
Total royalty revenue		$38,027	$41,562	$93,429	$98,666
Total revenue		$144,042	$146,441	$314,434	$308,796

Please refer to Note 9 for the geographical distribution of our revenue by reportable segment.

6.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Restricted stock	$1,540	$1,201	$3,154	$2,356
Stock appreciation rights	212	360	417	692
Performance stock	183	847	993	1,478
Stock options	8	10	15	16
Total stock-based compensation expense	$1,943	$2,418	$4,579	$4,542

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2023 and 2022, we granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	82,360	39,380
Restricted Stock	—	—	56,530	28,220
Total equity awards granted	—	—	138,890	67,600

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2023, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$9,880	2.1
Performance stock	7,666	2.2
Stock appreciation rights	111	0.1
Stock options	4	0.1

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

The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income attributable to Royal Gold common stockholders	$63,449	$71,140	$127,324	$136,816
Weighted-average shares for basic EPS	65,605,391	65,569,190	65,600,213	65,567,621
Effect of other dilutive securities	157,512	109,130	135,815	94,032
Weighted-average shares for diluted EPS	65,762,903	65,678,320	65,736,028	65,661,653
Basic EPS	$0.97	$1.08	$1.94	$2.08
Diluted EPS	$0.97	$1.08	$1.93	$2.08

8.    INCOME TAXES

The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$2,029	$(5,911)	$17,900	$9,393
Effective tax rate	3.1%	(9.0%)	12.3%	6.4%

The effective tax rates for the three and six months ended June 30, 2023, and June 30, 2022, included discrete income tax benefits of $8.5 million and $18.8 million, respectively, attributable to the release of a valuation allowance on certain deferred tax assets, respectively.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2023			As of December 31, 2022
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$484,602	$616,920	$1,101,522	$511,957	$620,549	$1,132,506
Dominican Republic	314,998	—	314,998	320,867	—	320,867
Africa	280,517	321	280,838	299,722	321	300,043
Chile	230,421	224,116	454,537	236,312	224,116	460,428
United States	—	810,487	810,487	—	823,203	823,203
Mexico	—	45,703	45,703	—	50,156	50,156
Australia	—	21,743	21,743	—	22,120	22,120
Rest of world	99,095	26,638	125,733	101,440	26,639	128,079
Total	$1,409,633	$1,745,928	$3,155,561	$1,470,298	$1,767,104	$3,237,402

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended June 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$106,015	$23,367	$—	$29,352	$53,296
Royalty interests	38,027	—	1,274	8,945	27,808
Total	$144,042	$23,367	$1,274	$38,297	$81,104

	Three Months Ended June 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$104,879	$23,810	$—	$37,790	$43,279
Royalty interests	41,562	—	1,425	6,075	34,062
Total	$146,441	$23,810	$1,425	$43,865	$77,341

	Six Months Ended June 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$221,005	$48,387	$—	$63,104	$109,514
Royalty interests	93,429	—	3,263	21,408	68,758
Total	$314,434	$48,387	$3,263	$84,512	$178,272

	Six Months Ended June 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$210,130	$46,450	$—	$74,169	$89,511
Royalty interests	98,666	—	3,646	17,561	77,459
Total	$308,796	$46,450	$3,646	$91,730	$166,970

(1)	Excludes depreciation, depletion and amortization.

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Total segment gross profit	$81,104	$77,341	$178,272	$166,970

Costs and expenses
General and administrative expenses	9,093	9,312	20,093	18,243
Depreciation and amortization	115	124	229	246
Operating income	71,896	67,905	157,950	148,481
Fair value changes in equity securities	(509)	(2,191)	291	(1,577)
Interest and other income	2,650	1,118	4,912	2,093
Interest and other expense	(8,408)	(1,398)	(17,582)	(2,296)
Income before income taxes	$65,629	$65,434	$145,571	$146,701

Our revenue by reportable segment for the three and six months ended June 30, 2023 and 2022 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Stream interests:
Canada	$50,848	$54,591	$107,829	$106,077
Dominican Republic	23,540	19,812	45,899	43,076
Africa	18,763	14,540	36,301	25,375
Chile	7,823	11,721	20,757	27,395
Rest of world	5,041	4,215	10,219	8,207
Total stream interests	$106,015	$104,879	$221,005	$210,130

Royalty interests:
United States	$23,265	$16,845	$56,845	$41,202
Mexico	8,155	11,940	17,449	27,821
Australia	5,081	4,040	9,180	8,086
Canada	(97)	5,773	6,495	16,551
Africa	—	114	—	430
Rest of world	1,623	2,850	3,460	4,576
Total royalty interests	$38,027	$41,562	$93,429	$98,666
Total revenue	$144,042	$146,441	$314,434	$308,796

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

	As of June 30, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$547	$547	$11	$536	$—

	As of December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Assets (amounts in thousands):
Marketable equity securities(1)	$373	$373	$121	$252	$—

(1) Included in Other assets on our consolidated balance sheets.

Our marketable securities classified within Level 1 of the fair value hierarchy are valued using quoted market prices in active markets multiplied by the quantity of shares held.  The TriStar Gold Inc. warrants (Note 3) classified within Level 2 of the fair value hierarchy are model-derived (Black-Scholes) valuations in which the significant inputs are observable in active markets. The carrying value of our revolving credit facility (Note 4) approximates fair value as of June 30, 2023.

As of June 30, 2023, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

11.  COMMITMENTS AND CONTINGENCIES

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Copper Corp. (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment was recorded to exploration stage stream interests within Stream and royalty interests, net on our consolidated balance sheets as of June 30, 2023. Advance payments of $4.4 million remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 of our 2022 10-K for further information on the Xavantina (formerly referred to as NX Gold) Gold Stream Acquisition.

Ilovica Gold Stream Acquisition

As of June 30, 2023, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2023, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 74% and 70% of our total revenue for the three and six months ended June 30, 2023, respectively, and 72% and 68% for the three and six months ended June 30, 2022, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2023, we owned royalty interests on 32 producing properties, 19 development stage properties and 121 exploration stage properties, of which we consider 52 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 26% and 30% of our total revenue for the three and six months ended June 30, 2023, respectively, and 28% and 32% for the three and six months ended June 30, 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$1,976	77%	$1,871	71%	$1,932	74%	$1,874	71%
Silver ($/ounce)(1)	$24.13	15%	$22.60	10%	$23.31	14%	$23.32	10%
Copper ($/pound)(2)	$3.84	6%	$4.31	14%	$3.95	10%	$4.43	14%
Other	N/A	2%	N/A	5%	N/A	2%	N/A	5%

(1)    Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price           for silver, as applicable.

(2)    Based on the average U.S. dollars London Metals Exchange settlement price for copper.

Agreement to Acquire Royalty Interests on the Producing Santa Rita and Serrote Mines

On June 12, 2023, we announced that we entered into a binding commitment letter with ACG Acquisition Company to acquire new royalty interests on the producing Serrote and Santa Rita mines in Brazil for total cash consideration of $250 million, subject to satisfaction of certain conditions, including negotiation and execution of definitive documentation.

Based on current metal prices, we expect to fund the $250 million purchase price with approximately $50 million of available cash resources and approximately $200 million from a draw on our revolving credit facility.

Gold/Platinum/Palladium Royalties

At closing, we expect to pay cash consideration of $215 million in return for:

●	A gross smelter return royalty of 85% of the payable gold from the Serrote mine until the achievement of a royalty revenue threshold of $250 million from this royalty, and 45% thereafter; and,
●	A gross smelter return royalty of 64 ounces of gold, 135 ounces of platinum and 100 ounces of palladium for each 1 million pounds of payable nickel produced from the Santa Rita mine until the achievement of a royalty revenue threshold of $100 million from this royalty, at which point the royalty on gold will continue and the royalty on platinum and palladium will terminate.

Royalty revenue will be determined using fixed payabilities of 93% for gold at the Serrote mine and 86% for nickel at the Santa Rita mine. The royalties will have an economic effective date of May 1, 2023, and there will be no deductions applicable to the royalty payments.

Copper/Nickel Royalty

At closing, we expect to pay cash consideration of $35 million in return for a gross smelter return royalty on total payable copper and nickel production from the Serrote and Santa Rita mines at a rate of 0.50% during 2023 and 2024, 0.75% during 2025 and 1.10% thereafter until the achievement of a royalty revenue threshold of $90 million from this royalty, and 0.55% thereafter.

Royalty revenue will be determined using fixed payabilities of 97% for copper at the Serrote mine, and 86% for nickel and 72% for copper at the Santa Rita mine. The royalty will have an economic effective date of May 1, 2023, and there will be no deductions applicable to the royalty payments.

ESG Contribution

We will make a financial commitment of 0.25% of the annual royalty payments received to support programs benefiting the communities within the area of influence of each of the Serrote and Santa Rita mines.

Conditions to Closing

Closing of the proposed acquisition of the royalties will be conditional on the successful completion of the ACG transaction with Appian, a minimum working capital position for ACG at closing, and other closing conditions that are standard for transactions of this nature, including the negotiation and execution of definitive royalty and security agreements with ACG and an intercreditor agreement with the senior lenders.

Timing

Closing of the proposed acquisition of the royalties could occur within the coming weeks after completion of all conditions to closing.

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Gold Corporation (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. Advance payments of $4.4 million remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 of our 2022 10-K for further information on the Xavantina (formerly referred to as NX Gold) Gold Stream Acquisition.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2023

We generally receive annual production estimates from many of the operators of the producing mines in which we own a stream or royalty interest during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2023, as well as actual production through June 30, 2023 (except as otherwise noted), for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2023

Principal Producing Properties

	Calendar Year 2023 Operator’s Production			Calendar Year 2023 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	22,000 - 27,000			12,100
Mount Milligan(4)	160,000 - 170,000			74,300
Copper			60 - 70 Million			27.1 Million
Pueblo Viejo(5)	470,000 - 520,000	N/A		166,000	N/A
Khoemacau(6)		1.5 - 1.7 Million			0.8 Million
Royalty:
Cortez(7)	940,000 - 1,060,000			407,000
Peñasquito(8)	N/A	N/A		123,000	13.8 Million
Lead			N/A			86 Million
Zinc			N/A			180 Million
(1)	Production estimates received from our operators are for calendar 2023. There can be no assurance that production estimates received from the operators will be achieved. Our stream interests can be affected by several factors that make it difficult to calculate our revenue for a period from the operator’s actual or estimated production for that same period. These factors include the timing of the operator’s concentrate shipments, the delivery of metal to us and the subsequent sale of the delivered metal. These factors do not typically affect our stream interests on operations that produce doré or our royalty interests. Refer to our cautionary language regarding forward-looking statements included herein, as well as the Risk Factors identified in Part I, Item 1A, of our 2022 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2023, through June 30, 2023, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate. Deliveries to us are determined using a fixed gold payability factor of 89%.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate.
(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). Barrick did not provide estimated or actual silver production.

(6)	The estimated and actual production figures for Khoemacau are payable silver in concentrate. Deliveries to us are determined using a fixed silver payability factor of 90%.

(7)	The estimated and actual production figures for Cortez include the entirety of the Cortez Complex. Barrick reports total production from the Cortez Complex and does not report production separately for the Legacy Zone and CC Zone. Production estimates for the Legacy Zone are provided to us by Barrick and production estimates for 100% of the Cortez Complex are publicly disclosed by Barrick.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. Actual figures are for the period January 1, 2023 through June 30, 2023. Estimated production figures are not available as 2023 production guidance was withdrawn by Newmont Corporation (“Newmont”) on July 20, 2023.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 3,700 ounces for the three months ended June 30, 2023, compared to approximately 9,900 ounces for the three months ended June 30, 2022. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries, in line with the expected downward trend of gold grades, as well as differences in the timing of shipments and settlements during the periods.

Gold production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. According to Teck Resources Limited (“Teck”), the period of lower grades is expected to last through 2023, and the mine plan then anticipates a transition to higher grade ore as the next phase of mining is developed over the following years. Teck has reported that the current life of mine for Andacollo is expected to continue until 2035 and that additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau Project

Silver stream deliveries from Khoemacau were approximately 398,700 ounces for the three months ended June 30, 2023, compared to approximately 246,800 ounces for the three months ended June 30, 2022. Increased stream deliveries resulted from operations running at full capacity in the current period compared to the prior year period.  Deliveries in the prior year period were lower due to the ramp-up of mining and processing operations throughout 2022 after completion of project construction in 2021.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), operations at Khoemacau continued at nameplate capacity through the quarter ended June 30, 2023, after the target production rate of 3.7 million tonnes per year (10,000 tonnes per day) was achieved in December 2022. As projected in the mine plan, KCM expects payable silver production in 2023 to range between 1.5 to 1.7 million ounces, which is slightly below the life of mine average due to lower silver grades in the upper portion of the Zone 5 deposit and the top-down mining sequence.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 17,300 ounces for the three months ended June 30, 2023, compared to approximately 23,800 ounces for the three months ended June 30, 2022. Copper stream deliveries from Mount Milligan were approximately 2.5 million pounds during the three months ended June 30, 2023, compared to approximately 4.0 million pounds during the three months ended June 30, 2022. Gold and copper stream deliveries for the three months ended June 30, 2023, relate to mine production during the approximate period November 2022 to January 2023. During this period Centerra Gold Inc. (“Centerra”) reported negative variances to copper head grade, gold head grade and recovery, as compared to the previous year period.

On July 31, 2023, Centerra reported that gold and copper production for the three months ended June 30, 2023, was impacted by lower grades and recoveries due to mine sequencing, although process plant throughput for the period averaged 61,482 tonnes per day and record tonnes were processed in the months of May and June.  Centerra also reported that Mount Milligan remains on track to access higher-grade copper and gold ore from phase 7 and phase 9 in the second half of the year.

Centerra continues to expect that full year 2023 production at Mount Milligan will be back-end weighted, with gold production at the low end of the guidance range of 160,000 to 170,000 ounces, and copper production tracking towards the mid-point of the guidance range of 60 to 70 million pounds.  Centerra also expects to make four concentrate shipments in the third quarter and another four shipments in the fourth quarter, although the timing of shipments may be affected by logistical delays resulting from labor disruptions in the Port of Vancouver.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 6,800 ounces for the three months ended June 30, 2023, compared to approximately 8,600 ounces for the three months ended June 30, 2022. Decreased deliveries resulted from processing lower grade gold stockpile material.

Silver stream deliveries were approximately 150,700 ounces for the three months ended June 30, 2023, compared to approximately 307,100 ounces for the three months ended June 30, 2022. Decreased silver deliveries resulted from lower silver recovery during the current period, and an additional 89,300 ounces of silver deliveries were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of June 30, 2023, approximately 607,700 ounces remain deferred. We expect that silver recoveries could remain highly variable until the plant expansion project is complete and is running at full production levels. We do not expect material deliveries of deferred silver ounces while the plant ramps up to full production levels during 2023, and timing for the delivery of the entire deferred amount is uncertain.

On May 3 and May 10, 2023, Barrick provided updates on the plant expansion and mine life extension project at Pueblo Viejo.  With respect to the plant expansion, Barrick reported that construction was 93% complete as of March 31, 2023, and commissioning and operations handover of new equipment was underway. With respect to the mine life extension, Barrick further disclosed on July 27, 2023, that the engineering design for the El Naranjo tailings storage facility (“TSF”)  project continues to advance and that the environmental license for the new TSF was recently received. Barrick has also reported that geotechnical drilling and site investigation are ongoing to support a feasibility study on the TSF, which is due for completion in the second quarter of 2024.

Royalty Interests

Cortez

Production attributable to our royalty interest at the Cortez Complex was approximately 179,900 ounces of gold for the three months ended June 30, 2023, compared to approximately 52,000 ounces of gold for the three months ended June 30, 2022. The increase was primarily due to the addition of new royalties in 2022 that increased royalty coverage over producing areas within the Cortez Complex.

On May 3, 2023, Barrick reported that the Record of Decision (“ROD”) on the Goldrush project, which is located within the CC Zone, is expected in the second half of 2023. Barrick also reported that mine development and test stoping in the Redhill zone is continuing and a minor permit modification has been approved that will allow underground development to continue until the ROD on the Goldrush Plan of Operations is received. According to Barrick, the extension to the permitting timeline is not expected to have a significant impact on the 2023 outlook and the potential impact, if any, on the outlook from 2024 onwards is currently being reviewed.

Peñasquito

Production attributable to our royalty interest at Peñasquito was approximately 48,100 ounces of gold, 6.0 million ounces of silver, 35.6 million pounds of lead and 89.7 million pounds of zinc for the three months ended June 30, 2023. This compares to approximately 130,600 ounces of gold, 8.1 million ounces of silver, 35.0 million pounds of lead and 84.9 million pounds of zinc for the three months ended June 30, 2022. Newmont reported that production was lower in the current period due to a labor strike, and gold production was further impacted by lower mill recovery and ore grade mined.

On June 8, 2023, Newmont reported that operations at Peñasquito were suspended on June 7, 2023, following a strike action by the National Union of Mine and Metal Workers of the Mexican Republic. The suspension remains in effect as of the filing of this report and on July 20, 2023, Newmont announced the withdrawal of its full-year 2023 guidance for Peñasquito. Newmont further stated that it cannot estimate when the strike will be resolved, and it will reassess Peñasquito’s full year 2023 guidance once a resolution has been reached.

Results of Operations

Quarter Ended June 30, 2023, Compared to Quarter Ended June 30, 2022

For the quarter ended June 30, 2023, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $63.4 million, or $0.97 per basic and diluted share, as compared to net income of $71.1 million, or $1.08 per basic and diluted share, for the quarter ended June 30, 2022. The decrease in net income was primarily attributable to higher debt-related interest expense and income tax expense, as discussed below.

For the quarter ended June 30, 2023, we recognized total revenue of $144.0 million, comprised of stream revenue of $106.0 million and royalty revenue of $38.0 million at an average gold price of $1,976 per ounce, an average silver price of $24.13 per ounce and an average copper price of $3.84 per pound. This is compared to total revenue of $146.4 million for the three months ended June 30, 2022, comprised of stream revenue of $104.9 million and royalty revenue of $41.6 million, at an average gold price of $1,871 per ounce, an average silver price of $22.60 per ounce and an average copper price of $4.31 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		June 30, 2023			June 30, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$41,208			$45,627
	Gold		17,500	oz.		15,500	oz.
	Copper		1.7	Mlbs.		4.0	Mlbs.
Pueblo Viejo		$23,540			$19,812
	Gold		7,400	oz.		7,100	oz.
	Silver		362,200	oz.		274,500	oz.
Khoemacau	Silver	$8,881	373,000	oz.	$5,202	221,800	oz.
Andacollo	Gold	$7,823	4,000	oz.	$11,721	6,300	oz.
Other(3)		$24,563			$22,517
	Gold		11,600	oz.		11,300	oz.
	Silver		65,700	oz.		53,700	oz.
Total stream revenue		$106,015			$104,879
		.
Royalty(2):
Cortez Legacy Zone	Gold	$14,305	68,100	oz.	$8,138	52,000	oz.
Cortez CC Zone	Gold	$3,520	111,500	oz.	N/A
Peñasquito		$6,105			$9,664
	Gold		48,100	oz.		130,600	oz.
	Silver		6.0	Moz.		8.1	Moz.
	Lead		35.6	Mlbs.		35.0	Mlbs.
	Zinc		89.7	Mlbs.		84.9	Mlbs.
Other(3)	Various	$14,097	N/A		$23,760	N/A
Total royalty revenue		$38,027			$41,562
Total Revenue		$144,042			$146,441

(1)	Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended June 30, 2023, and 2022, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 5 to the notes to consolidated financial statements.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Rainy River, which contributed 7% of total revenue for the three months ended June 30, 2023, and 6% for the three months ended June 30, 2022, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The decrease in our total revenue resulted primarily from lower gold sales at Andacollo, lower copper sales at Mount Milligan and lower gold and silver production attributable to our interest at Peñasquito. The decrease was offset by higher gold production attributable to our interest at Cortez as a result of the newly acquired royalties and higher gold and silver prices when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended June 30, 2023 and 2022, and gold and silver ounces and copper pounds in inventory as of June 30, 2023, and December 31, 2022, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	17,300	17,500	23,800	15,500	3,800	5,200
Pueblo Viejo	6,800	7,400	8,600	7,100	6,800	7,900
Andacollo	3,700	4,000	9,900	6,300	1,800	3,800
Other	11,200	11,600	10,400	11,300	4,700	4,100
Total	39,000	40,500	52,700	40,200	17,100	21,000

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	398,700	373,000	247,000	221,800	155,100	105,900
Pueblo Viejo	150,700	362,200	307,000	274,500	150,700	337,800
Other	70,600	65,700	55,200	53,700	25,500	17,500
Total	620,000	800,900	609,200	550,000	331,300	461,200

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.5	1.7	4.0	4.0	0.8	0.9

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $23.4 million for the three months ended June 30, 2023, from $23.8 million for the three months ended June 30, 2022. The decrease, when compared to the prior year quarter, was primarily due to a decrease in copper sales at Mount Milligan and lower gold sales at Andacollo, offset by higher silver sales at Khoemacau. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs decreased to $9.1 million for the three months ended June 30, 2023, from $9.3 million for the three months ended June 30, 2022. The decrease was primarily due to lower consulting costs and lower non-cash stock compensation expense during the current period.

Depreciation, depletion and amortization decreased to $38.4 million for the three months ended June 30, 2023, from $44.0 million for the three months ended June 30, 2022. The decrease was primarily due to lower depletion rates at Mount Milligan and Pueblo Viejo as a result of proven and probable mineral reserve increases when compared to the prior year quarter. The decrease was partially offset by higher depletion expense at Khoemacau due to the ramp-up of production and additional depletion expense from the newly acquired royalties at Cortez when compared to the prior year quarter.

Interest and other expense increased to $8.4 million for the three months ended June 30, 2023, from $1.4 million for the three months ended June 30, 2022. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year quarter. We had $400 million outstanding under our revolving credit facility as of June 30, 2023, compared to zero outstanding as of June 30, 2022.  The current all-in borrowing rate under our revolving credit facility was 6.7% as of June 30, 2023.

For the three months ended June 30, 2023, we recorded income tax expense of $2.0 million, compared with income tax benefit of $5.9 million for the three months ended June 30, 2022. The income tax expense resulted in an effective tax rate of 3.1% in the current period, compared with (9.0%) for the three months ended June 30, 2022.  The three months ended June 30, 2023 and 2022, both included discrete tax benefits attributable to the release of a valuation allowance on certain deferred tax assets.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

For the six months ended June 30, 2023, we recorded net income of $127.3 million, or $1.94 per basic and $1.93 per diluted share, as compared to net income of $136.8 million, or $2.08 per basic and diluted share, for the six months ended

June 30, 2022. The decrease in net income was primarily attributable to higher debt-related interest expense and income tax expense, as discussed below.

For the six months ended June 30, 2023, we recognized total revenue of $314.4 million, comprised of stream revenue of $221.0 million and royalty revenue of $93.4 million at an average gold price of $1,932 per ounce, an average silver price of $23.31 per ounce and an average copper price of $3.95 per pound. This is compared to total revenue of $308.8 million for the six months ended June 30, 2022, comprised of stream revenue of $210.1 million and royalty revenue of $98.7 million, at an average gold price of $1,874 per ounce, an average silver price of $23.32 per ounce and an average copper price of $4.43 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Six Months Ended			Six Months Ended
		June 30, 2023			June 30, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$87,863			$88,043
	Gold		32,700	oz.		29,400	oz.
	Copper		6.2	Mlbs.		7.6	Mlbs.
Pueblo Viejo		$45,898			$43,076
	Gold		15,300	oz.		15,600	oz.
	Silver		700,100	oz.		590,500	oz.
Andacollo	Gold	$20,757	11,000	oz.	$27,395	14,700	oz.
Khoemacau	Silver	$18,035	777,000	oz.	$7,592	221,800	oz.
Other(3)		$48,452			$44,024
	Gold		23,500	oz.		22,000	oz.
	Silver		131,900	oz.		226,900	oz.
Total stream revenue		$221,005			$210,130

Royalty(2):
Cortez Legacy Zone	Gold	$37,393	185,300	oz.	$24,852	154,000	oz.
Cortez CC Zone	Gold	$ 6,726	218,100		N/A
Peñasquito		$13,538			$22,758
	Gold		103,700	oz.		264,100	oz.
	Silver		12.0	Moz.		15.7	Moz.
	Lead		72.1	Mlbs.		77.0	Mlbs.
	Zinc		188.9	Mlbs.		205.0	Mlbs.
Other(3)	Various	$35,772	N/A		$51,056	N/A
Total royalty revenue		$93,429			$98,666
Total revenue		$314,434			$308,796

(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the six months ended June 30, 2023, and 2022, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 5 to the notes to consolidated financial statements.

(2)  Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)  Individually, except for our stream interest at Rainy River, which contributed 6% of total revenue for the six months ended June 30, 2023 and June 30, 2022, respectively, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher silver sales at Khoemacau due to the ramp-up and higher gold production attributable to our interests at Cortez as a result of the newly acquired royalties. The increase was partially offset by lower gold sales at Andacollo and lower gold and silver production at Peñasquito when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the six months ended June 30, 2023, and 2022, and gold and silver ounces and copper pounds in inventory as of June 30, 2023, and December 31, 2022, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	31,200	32,700	33,800	29,400	3,800	5,200
Pueblo Viejo	14,200	15,300	15,700	15,600	6,800	7,900
Andacollo	9,000	11,000	16,000	14,700	1,800	3,800
Other	24,200	23,500	21,500	22,000	4,700	4,100
Total	78,600	82,500	87,000	81,700	17,100	21,000

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	826,200	777,000	362,100	221,800	155,100	105,900
Pueblo Viejo	513,000	700,100	581,600	590,500	150,700	337,800
Other	140,000	131,900	106,300	226,900	25,500	17,500
Total	1,479,200	1,609,000	1,050,000	1,039,200	331,300	461,200

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2023		June 30, 2022		June 30, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.0	6.2	6.7	7.6	0.8	0.9

Cost of sales, which excludes depreciation, depletion and amortization, increased to $48.4 million for the six months ended June 30, 2023, from $46.5 million for the six months ended June 30, 2022. The increase, when compared to the prior year was primarily due to higher silver sales at Khoemacau, offset by lower gold sales at Andacollo. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $20.1 million for the six months ended June 30, 2023, from $18.2 million for the six months ended June 30, 2022. The increase was primarily due to an increase in employee-related costs.

Depreciation, depletion and amortization decreased to $84.7 million for the six months ended June 30, 2023, from $92.0 million for the six months ended June 30, 2022. The decrease was primarily due to lower depletion rates at Mount Milligan and Pueblo Viejo as a result of proven and probable mineral reserve increases when compared to the prior year period. The decrease was partially offset by higher depletion expense at Khoemacau due to the ramp-up of production and additional depletion from the newly acquired royalties at Cortez when compared to the prior year quarter.

Interest and other expense increased to $17.6 million for the six months ended June 30, 2023, from $2.3 million for the six months ended June 30, 2022. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. We had $400 million outstanding under our revolving credit facility as of June 30, 2023, compared to zero outstanding as of June 30, 2022.  The current all-in borrowing rate under our revolving credit facility was 6.7% as of June 30, 2023.

For the six months ended June 30, 2023, we recorded income tax expense of $17.9 million, compared with income tax expense of $9.4 million for the six months ended June 30, 2022. The income tax expense resulted in an effective tax rate of 12.3% in the current period, compared with 6.4% for the six months ended June 30, 2022.  The six months ended June 30, 2023 and June 30, 2022, included discrete tax benefits attributable to the release of a valuation allowance on certain deferred tax assets.

Liquidity and Capital Resources

Overview

At June 30, 2023, we had current assets of $165.3 million compared to current liabilities of $63.1 million, which resulted in working capital of $102.2 million and a current ratio of approximately 3 to 1. This compares to current assets of $185.8 million and current liabilities of $63.6 million at December 31, 2022, resulting in working capital of $122.2 million and a current ratio of approximately 3 to 1. The decrease in working capital was primarily due to a decrease in our available cash, which resulted from increased debt repayments during the current period.

During the six months ended June 30, 2023, liquidity needs were met from $216.6 million in net cash provided by operating activities and our available cash resources. As of June 30, 2023, we had $600 million available and $400 million outstanding under our revolving credit facility.

Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $702 million of total liquidity at June 30, 2023. We were in compliance with each financial covenant under the revolving credit facility as of June 30, 2023. Refer to Note 4 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.

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

Recent Liquidity Developments

Revolving Credit Facility Amendment

On June 28, 2023, we entered into a fifth amendment to our revolving credit facility dated as of June 2, 2017. The fifth amendment extended the scheduled maturity date from July 7, 2026 to June 28, 2028, replaced LIBOR with Secured Overnight Financing Rate (“Term SOFR”) as a benchmark interest rate and made certain other administrative changes to the existing revolving credit facility.

Revolving Credit Facility Repayment

On June 6, 2023, we made a $100 million principal payment towards the outstanding balance on the revolving credit facility leaving $600 million available as of June 30, 2023.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $216.6 million for the six months ended June 30, 2023, compared to $221.3 million for the six months ended June 30, 2022. The decrease was primarily due to higher interest payments on amounts outstanding under our revolving credit facility during the current period. The decrease was partially offset by an increase in cash proceeds received from our stream interests, net of cost of sales, when compared to the prior year period.

Investing Activities

Net cash used in investing activities totaled $2.8 million for the six months ended June 30, 2023, compared to $37.9 million for the six months ended June 30, 2022. The decrease was primarily due to fewer acquisitions of royalty and stream interests compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $226.2 million for the six months ended June 30, 2023, compared to $46.4 million for the six months ended June 30, 2022. The increase was primarily due to repayments of $175 million on our revolving credit facility during the current year period.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: the proposed acquisition of new royalty interests on the producing Serrote and Santa Rita mines in Brazil, including the details of the anticipated royalties thereon and funding of the purchase price; our expected financial performance and outlook, including sales volume, revenue, expenses, and tax rates; operators’ expected operating and financial performance, including production, deliveries, mine plans, estimates of mineral resources and mineral reserves, development, cash flows and liquidity, capital requirements, capital expenditures and completion of feasibility studies, permitting activities and resolution of labor strikes; receipt of metal deliveries; anticipated liquidity, capital resources, financing and stockholder returns; deliveries of deferred silver ounces from Pueblo Viejo; and prices for gold, silver, copper, nickel and other metals.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, nickel or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, contractual issues involving our stream or royalty agreements, or operational disruptions; the timing of deliveries of metals from operators; risks associated with doing business in foreign countries; the impact of inadequately assessing new acquisitions; increased competition for stream and royalty interests; environmental risks, included those caused by climate change; the risk that the conditions to closing for the potential acquisition of royalties on the Serrote and Santa Rita mines may not be satisfied; delays in the completion of the plant expansion at Pueblo Viejo; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other risk factors described in our reports filed with the Securities and Exchange Commission, including our 2022 10-K. Most of these factors are beyond our ability to predict or control.

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

During the six months ended June 30, 2023, we reported revenue of $314.4 million, with an average gold price for the period of $1,932 per ounce, an average silver price of $23.31 per ounce, and an average copper price of $3.95 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended June 30, 2023:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	74%	$23.7 million
Silver	14%	$2.4 million
Copper	10%	$5.7 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our 2022 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2023	—	—	N/A	N/A
May 2023	—	—	N/A	N/A
June 2023	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

On June 14, 2023, Paul Libner, Chief Financial Officer and Treasurer of Royal Gold, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, regarding the sale of up to 1,700 shares of common stock of Royal Gold. The plan provides that sales may begin on September 13, 2023, and will end on September 30, 2024, or such earlier date as all 1,700 shares are sold.

No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into by a Section 16 director or officer of the Company during the quarter.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	Certificate of Restatement of Certificate of Incorporation (filed as Exhibit 3.2(d) of the Current Report on Form 8-K on March 8, 2023, and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 of the Current Report on Form 8-K on May 26, 2023, and incorporated herein by reference)

10.1

Fifth Amendment to Revolving Credit Facility Credit Agreement, dated as of June 28, 2023, together with Annex A (filed as Exhibit 10.1 of the Current Report on Form 8-K on February 16, 2023, and incorporated herein by reference)

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 3, 2023
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)