Form 10-Q
period 2023-09-30
ROYAL GOLD INC
filed 2023-11-02
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

There were 65,692,012 shares of Royal Gold common stock outstanding as of October 26, 2023.

ITEM 1.     FINANCIAL STATEMENTS

ROYAL GOLD, INC.

Consolidated Balance Sheets

(Unaudited, amounts in thousands except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$102,901	$118,586
Royalty receivables	34,727	49,405
Income tax receivable	14,248	3,066
Stream inventory	9,851	12,656
Prepaid expenses and other	2,039	2,120
Total current assets	163,766	185,833
Stream and royalty interests, net (Note 2)	3,115,580	3,237,402
Other assets	117,817	111,287
Total assets	$3,397,163	$3,534,522
LIABILITIES
Accounts payable	$8,626	$6,686
Dividends payable	24,649	24,627
Income tax payable	22,493	16,065
Other current liabilities	15,079	16,209
Total current liabilities	70,847	63,587
Debt (Note 3)	320,750	571,572
Deferred tax liabilities	135,624	138,156
Other liabilities	8,160	7,738
Total liabilities	535,381	781,053
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,631,760 and 65,592,597 shares outstanding, respectively	656	656
Additional paid-in capital	2,218,695	2,213,123
Accumulated earnings	630,035	527,314
Total Royal Gold stockholders’ equity	2,849,386	2,741,093
Non-controlling interests	12,396	12,376
Total equity	2,861,782	2,753,469
Total liabilities and equity	$3,397,163	$3,534,522

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue (Note 4)	$138,617	$131,429	$453,051	$440,226

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,351	23,221	69,738	69,670
General and administrative	9,927	7,554	30,020	25,797
Production taxes	1,671	1,119	4,934	4,765
Depreciation, depletion and amortization	40,106	37,761	124,847	129,739
Total costs and expenses	73,055	69,655	229,539	229,971

Operating income	65,562	61,774	223,512	210,255

Fair value changes in equity securities	(462)	356	(171)	(1,221)
Interest and other income	2,436	3,571	7,348	5,665
Interest and other expense	(7,285)	(8,814)	(24,867)	(11,110)
Income before income taxes	60,251	56,887	205,822	203,589

Income tax expense	(10,752)	(10,954)	(28,652)	(20,347)
Net income and comprehensive income	49,499	45,933	177,170	183,242
Net income and comprehensive income attributable to non-controlling interests	(162)	(141)	(509)	(633)
Net income and comprehensive income attributable to Royal Gold common stockholders	$49,337	$45,792	$176,661	$182,609
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.75	$0.70	$2.69	$2.78
Basic weighted average shares outstanding	65,619,406	65,579,834	65,606,681	65,571,737
Diluted earnings per share	$0.75	$0.70	$2.68	$2.78
Diluted weighted average shares outstanding	65,757,076	65,660,152	65,743,114	65,661,197
Cash dividends declared per common share	$0.375	$0.35	$1.125	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended September 30, 2023, and 2022

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893
Stock-based compensation and related share issuances	22,024	—	1,136	—	—	1,136
Distributions to non-controlling interests	—	—	—	—	(97)	(97)
Net income and comprehensive income	—	—	—	49,337	162	49,499
Dividends declared	—	—	—	(24,649)	—	(24,649)
Balance at September 30, 2023	65,631,760	$656	$2,218,695	$630,035	$12,396	$2,861,782

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2022	65,569,687	$656	$2,210,809	$472,764	$12,429	$2,696,658
Stock-based compensation and related share issuances	22,910	—	544	—	—	544
Distributions to non-controlling interests	—	—	—	—	(210)	(210)
Net income and comprehensive income	—	—	—	45,792	141	45,933
Dividends declared	—	—	—	(22,986)	—	(22,986)
Balance at September 30, 2022	65,592,597	$656	$2,211,353	$495,570	$12,360	$2,719,939

ROYAL GOLD, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2023, and 2022

(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	39,163	—	5,572	—	—	5,572
Distributions to non-controlling interests	—	—	—	—	(489)	(489)
Net income and comprehensive income	—	—	—	176,661	509	177,170
Dividends declared	—	—	—	(73,940)	—	(73,940)
Balance at September 30, 2023	65,631,760	$656	$2,218,695	$630,035	$12,396	$2,861,782

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	28,233	—	5,194	—	—	5,194
Distributions to non-controlling interests	—	—	—	—	(740)	(740)
Net income and comprehensive income	—	—	—	182,609	633	183,242
Dividends declared	—	—	—	(68,968)	—	(68,968)
Balance at September 30, 2022	65,592,597	$656	$2,211,353	$495,570	$12,360	$2,719,939

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net income and comprehensive income	$177,170	$183,242
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	124,847	129,739
Non-cash employee stock compensation expense	7,342	6,632
Fair value changes in equity securities	171	1,221
Deferred tax benefit	(6,011)	(17,757)
Other	592	734
Changes in assets and liabilities:
Royalty receivables	14,678	25,612
Stream inventory	2,805	(2,083)
Income tax receivable	(11,182)	(10,141)
Prepaid expenses and other assets	(3,367)	(3,073)
Accounts payable	1,940	857
Income tax payable	6,428	2,646
Other liabilities	(709)	(1,310)
Net cash provided by operating activities	$314,704	$316,319

Cash flows from investing activities:
Acquisition of stream and royalty interests	(2,678)	(715,829)
Sale of equity securities	107	—
Other	(256)	(676)
Net cash used in investing activities	$(2,827)	$(716,505)

Cash flows from financing activities:
Repayment of debt	(250,000)	(50,000)
Borrowings from revolving credit facility	—	500,000
Debt issuance costs	(1,535)	—
Net payments from issuance of common stock	(1,373)	(1,438)
Common stock dividends	(73,918)	(68,938)
Other	(736)	(751)
Net cash (used in) provided by financing activities	$(327,562)	$378,873
Net decrease in cash and equivalents	(15,685)	(21,313)
Cash and equivalents at beginning of period	118,586	143,551
Cash and equivalents at end of period	$102,901	$122,238

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2023. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023 (“2022 10-K”).

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.    STREAM AND ROYALTY INTERESTS, NET

The following tables summarize our stream and royalty interests, net as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(421,525)	$369,110
Pueblo Viejo	610,404	(297,599)	312,805
Andacollo	388,182	(161,816)	226,366
Khoemacau	265,911	(35,996)	229,915
Rainy River	175,727	(71,438)	104,289
Other	232,703	(127,590)	105,113
Total production stage stream interests	2,463,562	(1,115,964)	1,347,598

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(53,953)	299,897
Voisey's Bay	205,724	(119,876)	85,848
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,407)	39,765
Other	448,419	(405,656)	42,763
Total production stage royalty interests	1,223,352	(642,650)	580,702
Total production stage stream and royalty interests	3,686,914	(1,758,614)	1,928,300

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	81,507	—	81,507
Total development stage stream and royalty interests	138,966	—	138,966

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	106,969	—	106,969
Total exploration stage stream and royalty interests	1,048,314	—	1,048,314
Total stream and royalty interests, net	$4,874,194	$(1,758,614)	$3,115,580

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(392,804)	$—	$397,831
Pueblo Viejo	610,404	(289,537)	—	320,867
Andacollo	388,182	(151,870)	—	236,312
Khoemacau	265,911	(15,905)	—	250,006
Rainy River	175,727	(61,601)	—	114,126
Other	215,576	(110,711)	—	104,865
Total production stage stream interests	2,446,435	(1,022,428)	—	1,424,007

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,772	(35,276)	—	318,496
Voisey's Bay	205,724	(118,327)	—	87,397
Red Chris	116,187	(1,797)	—	114,390
Peñasquito	99,172	(57,772)	—	41,400
Other	447,535	(398,513)	—	49,022
Total production stage royalty interests	1,222,390	(611,685)	—	610,705
Total production stage stream and royalty interests	3,668,825	(1,634,113)	—	2,034,712

Development stage stream interests:
Other	12,038	—	—	12,038
Development stage royalty interests:
Côté	45,421	—	—	45,421
Other	74,225	—	—	74,225
Total development stage stream and royalty interests	131,684	—	—	131,684

Exploration stage stream interests:
Xavantina	34,253	—	—	34,253
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,318	—	—	456,318
Great Bear	209,106	—	—	209,106
Pascua-Lama	177,690	—	—	177,690
Red Chris	48,895	—	—	48,895
Côté	29,610	—	—	29,610
Other	119,421	—	(4,287)	115,134
Total exploration stage royalty interests	1,075,293	—	(4,287)	1,071,006
Total stream and royalty interests, net	$4,875,802	$(1,634,113)	$(4,287)	$3,237,402

3.    DEBT

Our debt as of September 30, 2023 and December 31, 2022 consists of the following (amounts in thousands):

	As of September 30, 2023			As of December 31, 2022
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$325,000	$(4,250)	$320,750	$575,000	$(3,428)	$571,572
Total debt	$325,000	$(4,250)	$320,750	$575,000	$(3,428)	$571,572

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revolving credit facility

On March 6, June 6, and September 6, 2023, we repaid $75 million, $100 million, and $75 million, respectively, on our revolving credit facility.

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

As of September 30, 2023, we had $325 million outstanding and $675 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of September 30, 2023, was Term SOFR plus 1.20% for an all-in rate of 6.7%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $6.7 million and $23.0 million for the three and nine months ended September 30, 2023, respectively, and $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of September 30, 2023.

We may repay any borrowings under our revolving credit facility at any time without premium or penalty.

4.    REVENUE

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

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2022 10-K. For the three months ended September 30, 2023, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2023, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 8.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Stream revenue:
Gold	$72,540	$76,833	$231,396	$229,661
Silver	14,419	12,063	51,958	36,393
Copper	12,019	9,836	36,628	42,809
Total stream revenue	$98,978	$98,732	$319,982	$308,863
Royalty revenue:
Gold	$35,993	$23,163	$109,030	$90,054
Silver	441	2,648	6,108	10,477
Copper	1,524	1,285	8,154	11,271
Other	1,681	5,601	9,777	19,561
Total royalty revenue	$39,639	$32,697	$133,069	$131,363
Total revenue	$138,617	$131,429	$453,051	$440,226

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
	Metal(s)	2023	2022	2023	2022
Stream revenue:
Mount Milligan	Gold & Copper	$33,876	$41,553	$121,739	$129,596
Pueblo Viejo	Gold & Silver	16,688	21,156	62,586	64,232
Andacollo	Gold	14,644	12,170	35,401	39,565
Khoemacau	Silver	9,047	5,050	27,082	12,641
Other	Gold & Silver	24,723	18,803	73,174	62,829
Total stream revenue		$98,978	$98,732	$319,982	$308,863
Royalty revenue:
Cortez Legacy Zone	Gold	$19,668	$4,562	$57,062	$29,413
Cortez CC Zone	Gold	2,948	N/A	9,674	N/A
Peñasquito	Gold, Silver, Lead & Zinc	—	9,010	13,538	31,768
Other	Various	17,023	19,125	52,795	70,182
Total royalty revenue		$39,639	$32,697	$133,069	$131,363
Total revenue		$138,617	$131,429	$453,051	$440,226

Peñasquito Revenue

During the three months ended September 30, 2023, no royalty revenue from Peñasquito was recognized due to the suspension of operations resulting from a strike action on June 7, 2023, by the National Union of Mine and Metal Workers of the Mexican Republic ("the Union"). According to Newmont Corporation (“Newmont”), on October 13, 2023, a definitive agreement was reached between Newmont and the Union that also received approval from the Mexican Labor Court, ramp-up of operations has since commenced, and operations at Peñasquito are expected to reach full operating capacity by the end of the fourth quarter of 2023.

Please refer to Note 8 for the geographical distribution of our revenue by reportable segment.

5.    STOCK-BASED COMPENSATION

We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Restricted stock	$1,538	$1,140	$4,692	$3,496
Performance stock	1,105	658	2,098	2,136
Stock appreciation rights	116	283	533	975
Stock options	4	9	19	25
Total stock-based compensation expense	$2,763	$2,090	$7,342	$6,632

Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2023 and 2022, we granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	380	—	82,740	39,380
Restricted Stock	180	—	56,710	28,220
Total equity awards granted	560	—	139,450	67,600

As of September 30, 2023, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average vesting
	expense	period (years)
Restricted stock	$8,534	1.9
Performance stock	6,743	1.9

6.    EARNINGS PER SHARE (“EPS”)

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

The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income attributable to Royal Gold common stockholders	$49,337	$45,792	$176,661	$182,609
Weighted-average shares for basic EPS	65,619,406	65,579,834	65,606,681	65,571,737
Effect of other dilutive securities	137,670	80,318	136,433	89,460
Weighted-average shares for diluted EPS	65,757,076	65,660,152	65,743,114	65,661,197
Basic EPS	$0.75	$0.70	$2.69	$2.78
Diluted EPS	$0.75	$0.70	$2.68	$2.78

7.    INCOME TAXES

The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Income tax expense	$10,752	$10,954	$28,652	$20,347
Effective tax rate	17.8%	19.3%	13.9%	10.0%

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The effective tax rates for the nine months ended September 30, 2023 and 2022, included discrete income tax benefits of $8.5 million and $18.8 million, respectively, attributable to the release of a valuation allowance on certain deferred tax assets.

8.    SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of September 30, 2023			As of December 31, 2022
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$473,399	$616,199	$1,089,598	$511,957	$620,549	$1,132,506
Dominican Republic	312,805	—	312,805	320,867	—	320,867
Africa	270,812	321	271,133	299,722	321	300,043
Chile	226,366	224,116	450,482	236,312	224,116	460,428
United States	—	803,523	803,523	—	823,203	823,203
Mexico	—	44,035	44,035	—	50,156	50,156
Australia	—	21,547	21,547	—	22,120	22,120
Rest of world	95,819	26,638	122,457	101,440	26,639	128,079
Total	$1,379,201	$1,736,379	$3,115,580	$1,470,298	$1,767,104	$3,237,402

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$98,978	$21,351	$—	$30,433	$47,194
Royalty interests	39,639	—	1,671	9,556	28,412
Total	$138,617	$21,351	$1,671	$39,989	$75,606

	Three Months Ended September 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$98,732	$23,221	$—	$32,576	$42,935
Royalty interests	32,697	—	1,119	5,063	26,515
Total	$131,429	$23,221	$1,119	$37,639	$69,450

	Nine Months Ended September 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$319,982	$69,738	$—	$93,537	$156,707
Royalty interests	133,069	—	4,934	30,964	97,171
Total	$453,051	$69,738	$4,934	$124,501	$253,878

	Nine Months Ended September 30, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$308,863	$69,670	$—	$106,745	$132,448
Royalty interests	131,363	—	4,765	22,623	103,975
Total	$440,226	$69,670	$4,765	$129,368	$236,423

(1)	Excludes depreciation, depletion and amortization.

ROYAL GOLD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Total segment gross profit	$75,606	$69,450	$253,878	$236,423

Costs and expenses
General and administrative expenses	9,927	7,554	30,020	25,797
Depreciation and amortization	117	122	346	371
Operating income	65,562	61,774	223,512	210,255
Fair value changes in equity securities	(462)	356	(171)	(1,221)
Interest and other income	2,436	3,571	7,348	5,665
Interest and other expense	(7,285)	(8,814)	(24,867)	(11,110)
Income before income taxes	$60,251	$56,887	$205,822	$203,589

Our revenue by reportable segment for the three and nine months ended September 30, 2023 and 2022 is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Stream interests:
Canada	$42,577	$46,861	$150,405	$152,938
Africa	18,092	13,257	54,394	38,633
Dominican Republic	16,688	21,156	62,586	64,232
Chile	14,644	12,170	35,401	39,566
Rest of world	6,977	5,288	17,196	13,494
Total stream interests	$98,978	$98,732	$319,982	$308,863

Royalty interests:
United States	$28,237	$11,413	$85,082	$52,616
Australia	4,696	3,446	13,874	11,533
Canada	3,090	4,826	9,585	21,377
Mexico	1,964	11,095	19,413	38,915
Africa	—	—	—	430
Rest of world	1,652	1,917	5,115	6,492
Total royalty interests	$39,639	$32,697	$133,069	$131,363
Total revenue	$138,617	$131,429	$453,051	$440,226

9.  FAIR VALUE MEASUREMENTS

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

As of September 30, 2023 and December 31, 2022, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.

The carrying value of our revolving credit facility (Note 3) approximates fair value as of September 30, 2023.

As of September 30, 2023, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

10.  COMMITMENTS AND CONTINGENCIES

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Copper Corp. (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment was recorded to exploration stage stream interests within Stream and royalty interests, net on our consolidated balance sheets. Advance payments of $4.4 million remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024. Refer to Note 3 of our 2022 10-K for further information on the Xavantina (formerly referred to as NX Gold) Gold Stream Acquisition.

Ilovica Gold Stream Acquisition

As of September 30, 2023, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2023, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 71% of our total revenue for both the three and nine months ended September 30, 2023, and 75% and 70% for the three and nine months ended September 30, 2022, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2023, we owned royalty interests on 31 producing properties, 21 development stage properties and 120 exploration stage properties, of which we consider 51 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 29% of our total revenue for both the three and nine months ended September 30, 2023, and 25% and 30% for the three and nine months ended September 30, 2022, respectively.

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

For the three and nine months ended September 30, 2023 and 2022, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$1,928	78%	$1,729	76%	$1,931	75%	$1,824	73%
Silver ($/ounce)(1)	$23.57	11%	$19.23	11%	$23.40	13%	$21.92	11%
Copper ($/pound)(2)	$3.79	10%	$3.51	8%	$3.89	10%	$4.11	12%
Other	N/A	1%	N/A	5%	N/A	2%	N/A	4%

(1)    Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.

(2)    Based on the average U.S. dollars London Metals Exchange settlement price for copper.

Agreement to Acquire Royalty Interests on the Producing Serrote and Santa Rita Mines

On September 28, 2023, ACG Acquisition Company Ltd. (“ACG”) announced that the transaction for the acquisition by ACG of the entities that own the Serrote and Santa Rita mines in Brazil from funds advised by Appian Capital Advisory LLP (“Appian”) was terminated. Completion of the now terminated transaction between ACG and Appian was a condition to our earlier announced acquisition of royalty interests on the Serrote and Santa Rita mines and the acquisition of royalty interests will not proceed.

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

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2023

We generally receive annual production estimates from many of the operators of the producing mines in which we own a stream or royalty interest during the first quarter of each calendar year. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows current production estimates for calendar 2023, as well as actual production through September 30, 2023 (except as otherwise noted), for our principal properties as reported to us by the operators.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar 2023

Principal Producing Properties

	Calendar Year 2023 Operator’s Production			Calendar Year 2023 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	22,000 - 27,000			17,500
Mount Milligan(4)	150,000 - 160,000			114,000
Copper			60 - 70 Million			42 Million
Pueblo Viejo(5)	470,000 - 520,000	N/A		245,000	N/A
Khoemacau(6)		1.5 - 1.7 Million			1.1 Million
Royalty:
Cortez(7)	940,000 - 1,060,000			629,000
Peñasquito(8)	N/A	N/A		123,000	13.8 Million
Lead			N/A			86 Million
Zinc			N/A			180 Million
(1)	Production estimates received from our operators are for calendar 2023. There can be no assurance that production estimates received from the operators will be achieved. Our stream interests can be affected by several factors that make it difficult to calculate our revenue for a period from the operator’s actual or estimated production for that same period. These factors include the timing of the operator’s concentrate shipments, the delivery of metal to us and the subsequent sale of the delivered metal. These factors do not typically affect our stream interests on operations that produce doré or our royalty interests. Refer to our cautionary language regarding forward-looking statements included herein, as well as the Risk Factors identified in Part I, Item 1A, of our 2022 10-K for information regarding factors that could affect actual results.

(2)	Actual production figures shown are from the operators and cover the period from January 1, 2023, through September 30, 2023, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.

(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate. Deliveries to us are determined using a fixed gold payability factor of 89%.

(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate. Deliveries to us are determined using a fixed payability factor of 97% for gold and a minimum payability factor of 95% for copper.

(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick Gold Corporation (“Barrick”). Barrick did not provide estimated or actual silver production. Deliveries to us are determined using fixed payability factors of 99.9% for gold and 99% for silver.

(6)	The estimated and actual production figures for Khoemacau are payable silver in concentrate. Deliveries to us are determined using a fixed silver payability factor of 90%.

(7)	The estimated and actual production figures for Cortez include the entirety of the Cortez Complex. Barrick reports production from the entirety of the Cortez Complex and does not report production separately for the Legacy Zone and CC Zone. Production estimates for the Legacy Zone are provided to us by Barrick and production estimates for 100% of the Cortez Complex are publicly disclosed by Barrick.

(8)	The estimated and actual gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The estimated and actual lead and zinc production figures shown are payable lead and zinc in concentrate. Actual figures are for the period January 1, 2023 through September 30, 2023, and no production occurred during the third quarter of 2023 due to the suspension of operations resulting from a strike action on June 7, 2023. Estimated production figures are not available as 2023 production guidance was withdrawn by Newmont Corporation (“Newmont”) on July 20, 2023 due to the suspension of operations.

Property Developments

This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.

Stream Interests

Andacollo

Gold stream deliveries from Andacollo were approximately 9,300 ounces for the three months ended September 30, 2023, compared to approximately 3,200 ounces for the three months ended September 30, 2022. The increase in deliveries resulted primarily from the timing of shipments and settlements during the periods.

Teck Resources Limited (“Teck”) reported that production at Andacollo in the quarter ended September 30, 2023, was impacted by a 14-day unplanned shutdown in August 2023, due to a conveyor belt failure. Any impact to Royal Gold on gold stream deliveries and sales is expected to be realized in the quarter ended March 31, 2024, as a result of the typical lag at Andacollo between production at the mine, and stream deliveries and sales.

Gold production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. According to Teck, the period of lower grades is expected to last through the remainder of 2023, and the mine plan then anticipates a transition to higher grade ore as the next phase of mining is developed over the following years. Teck has reported that the current life of mine for Andacollo is expected to continue until 2035 and that additional permits or permit amendments will be required to execute the life of mine plan.

Khoemacau

Silver stream deliveries from Khoemacau were approximately 315,000 ounces for the three months ended September 30, 2023, compared to approximately 290,700 ounces for the three months ended September 30, 2022. Increased stream deliveries resulted from operations running at full capacity in the current period compared to the prior year period. Deliveries in the prior year period were lower due to the ramp-up of mining and processing operations throughout 2022 after completion of project construction in 2021.

According to Khoemacau Copper Mining (Pty.) Limited (“KCM”), operations at Khoemacau continued at nameplate capacity through the quarter ended September 30, 2023, after the target production rate of 3.7 million tonnes per year (10,000 tonnes per day) was achieved in December 2022. As projected in the mine plan, KCM expects payable silver production in 2023 to range between 1.5 to 1.7 million ounces, which is slightly below the life of mine average due to lower silver grades in the upper portion of the Zone 5 deposit and the top-down mining sequence.

Mount Milligan

Gold stream deliveries from Mount Milligan were approximately 13,000 ounces for the three months ended September 30, 2023, compared to approximately 18,400 ounces for the three months ended September 30, 2022. Copper stream deliveries from Mount Milligan were approximately 2.4 million pounds during the three months ended September 30, 2023, compared to approximately 4.5 million pounds during the three months ended September 30, 2022. Gold and copper stream deliveries for the three months ended September 30, 2023, relate to mine production during the approximate period February 2023 to April 2023.

On October 31, 2023, Centerra Gold Inc. (“Centerra”) reported that a full asset optimization review of the Mount Milligan mine has been launched, which includes assessments of productivity and cost efficiency opportunities in concert with mine plan optimization. Centerra expects this review to identify and drive incremental operational improvements and is expected to be completed in 2024.

Centerra also reported that production during the third quarter was impacted by mine sequencing and lower recoveries caused by blending of ores mined from different phases of the pit. Centerra expects that medium-term recoveries for gold and copper will be similar to those achieved in 2023, and metallurgical reviews to increase recoveries from current levels are underway.

Centerra now expects full year 2023 gold production at Mount Milligan to be 150,000 to 160,000 ounces, down from the previous guidance range of 160,000 to 170,000 ounces, and copper production to be near the low end of the previously provided guidance range of 60 to 70 million pounds. Centerra also expects higher levels of gold production and similar levels of copper production in 2024 compared to 2023 production guidance levels.

Pueblo Viejo

Gold stream deliveries from Pueblo Viejo were approximately 5,000 ounces for the three months ended September 30, 2023, compared to approximately 8,900 ounces for the three months ended September 30, 2022. On October 12, 2023, Barrick provided a brief update on production at Pueblo Viejo in the Dominican Republic. According to Barrick, ramp-up of the expansion project was delayed due to equipment design deficiencies, and Barrick’s share of gold production at Pueblo Viejo was approximately 79,000 ounces in the third quarter. Gold production in the third quarter was impacted by lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion.

Silver stream deliveries were approximately 171,100 ounces for the three months ended September 30, 2023, compared to 319,100 ounces for the three months ended September 30, 2022 and an additional 80,600 ounces of silver were deferred. As of September 30, 2023, approximately 688,300 ounces remain deferred, and the timing for the delivery of the entire deferred amount is uncertain. We expect that silver recoveries could remain highly variable and material deliveries of deferred silver ounces are not expected until the plant expansion is complete and is running at full production levels.

Royalty Interests

Cortez

Production attributable to our royalty interests at Cortez was approximately 218,800 ounces of gold for the three months ended September 30, 2023, compared to approximately 36,600 ounces of gold for the three months ended September 30, 2022. The increase was primarily due to the addition of new royalties in 2022 that increased royalty coverage over producing areas within the Cortez Complex.

On October 12, 2023, Barrick reported that production in the September quarter was higher at Cortez as a result of higher oxide production from the Crossroads open pit and Cortez Hills underground.

Additionally, on September 12, 2023, Barrick provided an update on its 100%-owned Fourmile Project within the Cortez Complex, which is covered by royalty interests held by Royal Gold. According to Barrick, ongoing drilling demonstrates the significant potential to increase the grade and size of the Fourmile Project, and work is underway to assess options for an independent exploration decline access in support of a pre-feasibility study. Barrick expects this decline would also be used for development and production complementing the current development at the Goldrush Project. Barrick’s preliminary economic assessment indicates that the Fourmile Project could support a potential gold production profile of 300,000 to 400,000 ounces per year in addition to the existing Cortez Complex production profile of 950,000 to 1,200,000 ounces per year over 10 years.

Peñasquito

During the three months ended September 30, 2023, no royalty production from Peñasquito was reported due to the suspension of operations resulting from a strike action on June 7, 2023 by the National Union of Mine and Metal Workers of the Mexican Republic ("the Union"). According to Newmont, on October 13, 2023, a definitive agreement was reached between Newmont and the Union that also received approval from the Mexican Labor Court, ramp-up of operations has since commenced, and operations at Peñasquito are expected to reach full operating capacity by the end of the fourth quarter of 2023.

Results of Operations

Quarter Ended September 30, 2023, Compared to Quarter Ended September 30, 2022

For the three months ended September 30, 2023, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $49.3 million, or $0.75 per basic and diluted share, as compared to net income of $45.8 million, or $0.70 per basic and diluted share, for the three months ended September 30, 2022. The increase in net income was primarily attributable to higher revenue, as discussed below.

For the three months ended September 30, 2023, we recognized total revenue of $138.6 million, comprised of stream revenue of $99.0 million and royalty revenue of $39.6 million at an average gold price of $1,928 per ounce, an average silver price of $23.57 per ounce and an average copper price of $3.79 per pound. This is compared to total revenue of $131.4 million for the three months ended September 30, 2022, comprised of stream revenue of $98.7 million and royalty revenue of $32.7 million, at an average gold price of $1,729 per ounce, an average silver price of $19.23 per ounce and an average copper price of $3.51 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2023			September 30, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$33,876			$41,553
	Gold		11,300	oz.		18,200	oz.
	Copper		3.2	Mlbs.		2.7	Mlbs.
Pueblo Viejo		$16,688			$21,156
	Gold		6,800	oz.		8,600	oz.
	Silver		150,700	oz.		307,100	oz.
Andacollo	Gold	$14,644	7,500	oz.	$12,170	6,800	oz.
Khoemacau	Silver	$9,047	386,100	oz.	$5,050	255,900	oz.
Other(3)		$24,723			$18,803
	Gold		11,900	oz.		10,100	oz.
	Silver		76,900	oz.		51,100	oz.
Total stream revenue		$98,978			$98,732
		.
Royalty(2):
Cortez Legacy Zone	Gold	$19,668	98,800	oz.	$4,562	36,600	oz.
Cortez CC Zone	Gold	$2,948	120,000	oz.	N/A
Peñasquito		$-			$9,010
	Gold		-	oz.		144,300	oz.
	Silver		-	Moz.		6.8	Moz.
	Lead		-	Mlbs.		29.6	Mlbs.
	Zinc		-	Mlbs.		84.6	Mlbs.
Other(3)	Various	$17,023	N/A		$19,125	N/A
Total royalty revenue		$39,639			$32,697
Total Revenue		$138,617			$131,429

(1)	Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended September 30, 2023, and 2022, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 4 to the notes to consolidated financial statements.

(2)	Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Wassa, which contributed 6% of total revenue for each of the three months ended September 30, 2023 and 2022, and our stream interest at Rainy River which contributed 6% of total revenue for the three months ended September 30, 2023, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher gold production at the Cortez Legacy Zone, the new Cortez royalties acquired in 2022 and higher gold, silver and copper prices when compared to the prior year period. This increase was partially offset by the suspension of operations at Peñasquito on June 7, 2023 due to a strike by the Union which resulted in no royalty revenue recognized for the three months ended September 30, 2023.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2023 and 2022, and gold and silver ounces and copper pounds in inventory as of September 30, 2023, and December 31, 2022, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	13,000	11,300	18,400	18,200	5,500	5,200
Andacollo	9,300	7,500	3,200	6,800	3,500	3,800
Pueblo Viejo	5,000	6,800	8,900	8,600	5,000	7,900
Other	11,700	11,900	11,900	10,100	4,600	4,100
Total	39,000	37,500	42,400	43,700	18,600	21,000

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	315,000	386,100	290,700	255,900	84,100	105,900
Pueblo Viejo	171,100	150,700	319,100	307,100	171,100	337,800
Other	65,800	76,900	64,300	51,100	14,400	17,500
Total	551,900	613,700	674,100	614,100	269,600	461,200

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.4	3.2	4.5	2.7	-	0.9

Cost of sales, which excludes depreciation, depletion and amortization, decreased to $21.4 million for the three months ended September 30, 2023, from $23.2 million for the three months ended September 30, 2022. The decrease, when compared to the prior year quarter, was primarily due to lower gold sales at Mount Milligan and lower gold and silver sales at Pueblo Viejo, partially offset by higher silver sales at Khoemacau. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $9.9 million for the three months ended September 30, 2023, from $7.6 million for the three months ended September 30, 2022. The increase was primarily due to higher corporate costs and an increase in non-cash stock compensation expense.

Depreciation, depletion and amortization increased to $40.1 million for the three months ended September 30, 2023, from $37.8 million for the three months ended September 30, 2022. The increase was primarily due to higher depletion expense at Khoemacau due to the ramp-up of production and additional depletion expense from the new royalties acquired at Cortez in 2022, when compared to the prior year quarter. The increase was partially offset by lower depletion expense at Mount Milligan and Pueblo Viejo, which was due to lower depletion rates as a result of proven and probable mineral reserve increases when compared to the prior year period.

Interest and other expense decreased to $7.3 million for the three months ended September 30, 2023, from $8.8 million for the three months ended September 30, 2022. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year quarter. We had $325 million outstanding under our revolving credit facility as of September 30, 2023, compared to $450 million outstanding as of September 30, 2022.  The current all-in borrowing rate under our revolving credit facility was 6.7% as of September 30, 2023, compared to 4.2% in the prior year period.

For the three months ended September 30, 2023, we recorded income tax expense of $10.8 million, compared with income tax expense of $11.0 million for the three months ended September 30, 2022. The income tax expense resulted in an effective tax rate of 17.8% in the current period, compared with 19.3% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, we recorded net income of $176.7 million, or $2.69 per basic and $2.68 per diluted share, as compared to net income of $182.6 million, or $2.78 per basic and diluted share, for the nine months ended September 30, 2022. The decrease in net income was primarily attributable to higher debt-related interest expense, which was partially offset by an increase in revenue, each as discussed below.

For the nine months ended September 30, 2023, we recognized total revenue of $453.1 million, comprised of stream revenue of $320.0 million and royalty revenue of $133.1 million at an average gold price of $1,931 per ounce, an average silver price of $23.40 per ounce and an average copper price of $3.89 per pound. This is compared to total revenue of $440.2 million for the nine months ended September 30, 2022, comprised of stream revenue of $308.9 million and royalty revenue of $131.3 million, at an average gold price of $1,824 per ounce, an average silver price of $21.92 per ounce and an average copper price of $4.11 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests

(Amounts in thousands, except reported production oz. and lbs.)

		Nine Months Ended			Nine Months Ended
		September 30, 2023			September 30, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$121,739			$129,596
	Gold		44,000	oz.		47,600	oz.
	Copper		9.4	Mlbs.		10.3	Mlbs.
Pueblo Viejo		$62,586			$64,232
	Gold		22,100	oz.		24,300	oz.
	Silver		850,800	oz.		0.9	Moz.
Andacollo	Gold	$35,401	18,500	oz.	$39,565	21,500	oz.
Khoemacau	Silver	$27,082	1.2	Moz.	$12,641	580,400	oz.
Other(3)		$73,174			$62,829
	Gold		35,400	oz.		32,100	oz.
	Silver		208,800	oz.		175,300	oz.
Total stream revenue		$319,982			$308,863

Royalty(2):
Cortez Legacy Zone	Gold	$57,062	284,100	oz.	$29,413	190,600	oz.
Cortez CC Zone	Gold	9,674	338,100		N/A
Peñasquito		$13,538			$31,768
	Gold		103,700	oz.		408,300	oz.
	Silver		12.0	Moz.		22.6	Moz.
	Lead		72.1	Mlbs.		106.6	Mlbs.
	Zinc		188.9	Mlbs.		289.6	Mlbs.
Other(3)	Various	$52,795	N/A		$70,182	N/A
Total royalty revenue		$133,069			$131,363
Total revenue		$453,051			$440,226

(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the nine months ended September 30, 2023, and 2022, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 4 to the notes to consolidated financial statements.

(2)   Refer to “Property Developments” above for a discussion of recent developments at principal properties.

(3)	Individually, except for our stream interest at Wassa, which contributed 5% and 6% of the total revenue for the nine months ended September 30, 2023 and 2022, respectively, and our stream interest at Rainy River, which contributed 6% of the total revenue for each of the nine months ended September 30, 2023 and 2022, no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher silver sales at Khoemacau due to the ramp-up, higher gold production from the Cortez Legacy Zone and additional revenue from the Cortez royalties acquired in 2022. The increase was partially offset by lower gold sales at Mount Milligan and Andacollo and lower gold production at Peñasquito when compared to the prior year period. Peñasquito gold production was lower for the current year period primarily due to the suspension of operations on June 7, 2023 due to a strike by the Union.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended September 30, 2023, and 2022, and gold and silver ounces and copper pounds in inventory as of September 30, 2023, and December 31, 2022, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	44,200	44,000	52,200	47,600	5,500	5,200
Pueblo Viejo	19,200	22,100	24,600	24,300	5,000	7,900
Andacollo	18,300	18,500	19,300	21,500	3,500	3,800
Other	35,900	35,400	33,300	32,100	4,600	4,100
Total	117,600	120,000	129,400	125,500	18,600	21,000

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	1,141,200	1,163,100	652,800	580,400	84,100	105,900
Pueblo Viejo	684,100	850,800	900,700	897,600	171,100	337,800
Other	205,800	208,800	170,600	175,300	14,400	17,500
Total	2,031,100	2,222,700	1,724,100	1,653,300	269,600	461,200

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2023		September 30, 2022		September 30, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	8.4	9.4	11.2	10.3	—	0.9

Cost of sales, which excludes depreciation, depletion and amortization, remained flat at $69.7 million for the nine months ended September 30, 2023, and 2022. Cost of sales is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $30.0 million for the nine months ended September 30, 2023, from $25.8 million for the nine months ended September 30, 2022. The increase was primarily due to higher corporate costs and an increase in non-cash stock compensation expense.

Depreciation, depletion and amortization decreased to $124.8 million for the nine months ended September 30, 2023, from $129.7 million for the nine months ended September 30, 2022. The decrease was primarily due to lower depletion rates at Mount Milligan and Pueblo Viejo as a result of proven and probable mineral reserve increases when compared to the prior year period. The decrease was partially offset by higher depletion expense at Khoemacau due to the ramp-up of production and additional depletion from the newly acquired royalties at Cortez when compared to the prior year period.

Interest and other expense increased to $24.9 million for the nine months ended September 30, 2023, from $11.1 million for the nine months ended September 30, 2022. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the nine months ended September 30, 2023, amounts outstanding under our revolving credit facility averaged $421 million at an average all-in borrowing rate of 5.1%, compared to average amounts outstanding of $165 million at an average all-in borrowing rate of 3.0% for the prior year period.

For the nine months ended September 30, 2023, we recorded income tax expense of $28.7 million, compared with income tax expense of $20.3 million for the nine months ended September 30, 2022. The income tax expense resulted in an effective tax rate of 13.9% for the nine months ended September 30, 2023, compared with 10.0% for the nine months ended September 30, 2022. The nine months ended September 30, 2023 and September 30, 2022, included discrete tax benefits attributable to the release of a valuation allowance on certain deferred tax assets.

Liquidity and Capital Resources

Overview

At September 30, 2023, we had current assets of $163.8 million compared to current liabilities of $70.9 million, which resulted in working capital of $92.9 million and a current ratio of 2 to 1. This compares to current assets of $185.8 million and current liabilities of $63.6 million at December 31, 2022, resulting in working capital of $122.2 million and a current ratio of approximately 3 to 1. The decrease in working capital was primarily due to a decrease in our available cash, which resulted from increased debt repayments during the current period.

During the nine months ended September 30, 2023, liquidity needs were met from $314.7 million in net cash provided by operating activities and our available cash resources. As of September 30, 2023, we had $675 million available and $325 million outstanding under our revolving credit facility.

Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $768 million of total liquidity at September 30, 2023. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2023. Refer to Note 3 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service and general and administrative expense costs for the foreseeable future. Our current financial resources are also available to fund dividends and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.

Please refer to our risk factors included in Part 1, Item 1A of our 2022 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity Developments

Revolving Credit Facility Repayment

On September 6, 2023, we made a $75 million principal payment towards the outstanding balance on the revolving credit facility leaving $675 million available as of September 30, 2023.

Cash Flows

Operating Activities

Net cash provided by operating activities totaled $314.7 million for the nine months ended September 30, 2023, compared to $316.3 million for the nine months ended September 30, 2022. The decrease was primarily due to higher interest payments on amounts outstanding under our revolving credit facility during the current period. The decrease was partially offset by an increase in cash proceeds received from our stream interests, net of cost of sales, when compared to the prior year period.

Investing Activities

Net cash used in investing activities totaled $2.8 million for the nine months ended September 30, 2023, compared to $716.5 million for the nine months ended September 30, 2022. The decrease was primarily due to fewer acquisitions of royalty and stream interests compared to the prior year period.

Financing Activities

Net cash used in financing activities totaled $327.6 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $378.9 million for the nine months ended September 30, 2022. The decrease was primarily due to repayments of $250 million on our revolving credit facility during the current year period.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our acquisition strategy; our due diligence process; our expected financial performance and outlook, including sales volume, revenue, expenses, and tax rates; operators’ expected operating and financial performance, including production, deliveries, mine plans, environmental and feasibility studies, technical reports, mine facilities, estimates of mineral resources and mineral reserves, development, and asset assessments (including Centerra’s full asset optimization review of Mount Milligan and Barrick’s preliminary economic assessment at the Fourmile Project), and permitting activities; receipt of metal deliveries, including deferred amounts at Pueblo Viejo; anticipated liquidity, capital resources, financing and stockholder returns; and prices for gold, silver, copper, and other metals.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including inaccuracies in operators’ disclosures, variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards and risks (including from climate change), labor disputes, distribution and supply chain disruptions, permitting and licensing issues, or operational disruptions; contractual issues involving our stream or royalty agreements; delays in the completion of the plant expansion at Pueblo Viejo; adverse results of Centerra’s Mount Milligan asset optimization studies and Barrick’s assessment of the Four Mile project; contractual issues involving our stream or royalty agreements;  the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; potential cyber-attacks, including ransomware; our ability to identify, finance, and complete acquisitions; adverse economic and market conditions, including as a result of government policies, war, natural disasters, and public health issues; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; pandemics and epidemics, and any related government policies and actions; and other risk factors described in our reports filed with the Securities and Exchange Commission, including our 2022 10-K. Most of these factors are beyond our ability to predict or control.

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

During the nine months ended September 30, 2023, we reported revenue of $453.1 million, with an average gold price for the period of $1,931 per ounce, an average silver price of $23.40 per ounce, and an average copper price of $3.89 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended September 30, 2023:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	75%	$34.6 million
Silver	13%	$3.3 million
Copper	10%	$8.1 million

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” of our 2022 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2023	—	—	N/A	N/A
August 2023	—	—	N/A	N/A
September 2023	—	—	N/A	N/A
Total	—	—	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation, as amended through May 26, 2023.

10.1▲˄

Retirement Letter Agreement, by and between Royal Gold Corporation and Mark Isto, effective as of September 14, 2023 (filed as Exhibit 10.1 of the Current Report on Form 8-K on September 18, 2023, and incorporated herein by reference).

10.2▲˄

Consulting and Confidentiality Agreement, by and between Royal Gold Corporation and Mark Isto, effective as of September 14, 2023 (filed as Exhibit 10.2 of the Current Report on Form 8-K on September 18, 2023, and incorporated herein by reference).

10.3

Fifth Amendment to Revolving Credit Facility Credit Agreement, dated as of June 28, 2023, together with Annex A (filed as Exhibit 10.1 of the Current Report on Form 8-K on June 30, 2023, and incorporated herein by reference).

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

101*

The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
‡	Furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.
˄	Certain portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 2, 2023
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)