Form 10-K
period 2023-12-31
ROYAL GOLD INC
filed 2024-02-15
CIK 85535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of Royal Gold common stock held by non-affiliates of the registrant, based on the closing sale price of Royal Gold common stock on June 30, 2023, as reported on the Nasdaq Global Select Market was $7.5 billion.

There were 65,692,412 shares of Royal Gold common stock outstanding as of February 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K is incorporated by reference from portions of Royal Gold’s definitive proxy statement relating to its 2024 annual meeting of stockholders to be filed within 120 days after December 31, 2023.

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

We are continually reviewing opportunities to grow our portfolio, whether through the creation or acquisition of new or existing stream or royalty interests or other acquisition activity. We generally have acquisition opportunities in various stages of review. Our review process may include, for example, engaging consultants and advisors to analyze an opportunity; analysis of financial, legal (including corporate governance) and technical (including environmental issues concerning air, water and biodiversity and social impacts) and other confidential information regarding an opportunity; submission of indications of interest and term sheets; participation in preliminary discussions and negotiations; and involvement as a bidder in competitive processes.

As discussed in further detail throughout this report, some key highlights and developments for our business for the year ended December 31, 2023 were as follows:

●	During calendar year 2023 we repaid $325 million under our revolving credit facility. At December 31, 2023, we had $250 million outstanding under our $1.0 billion revolving credit facility and had cash and equivalents of $104 million.

●	We had revenue of $605.7 million for the year ended December 31, 2023, compared to $603.2 million for the comparable prior year period.

●	We generated $415.8 million of net operating cash flow for the year ended December 31, 2023, compared to $417.3 million for the comparable prior year period.

●	We increased our calendar year dividend to $1.60 per basic share, which is paid in quarterly installments throughout calendar year 2024. This represents a 7% increase compared with the dividend paid during calendar year 2023.

Certain Definitions

Development stage property. A property that has mineral reserves disclosed but no material extraction.

Dollar or “$”: Refers to U.S. dollars. We refer to Canadian dollars as C$.

Exploration stage property: A property that has no mineral reserves disclosed.

Gold equivalent ounces (GEOs): GEOs are calculated as Royal Gold’s revenue divided by the average gold price for the period, with the gold price determined based on the LBMA PM Price.

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

Tonne: A unit of weight equal to 2,204.6 pounds or 1,000 kilograms.

Our Operational Information

We manage our business under two reportable segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2023, we owned nine stream interests, which are on eight production stage properties and one development stage property. Stream interests accounted for 69% of our total revenue for the years ended December 31, 2023 and 2022, and 66% and 69% of our total revenue for the six months ended

December 31, 2021, and the fiscal year ended June 30, 2021, respectively. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2023, we owned royalty interests on 29 production stage properties, 21 development stage properties and 119 exploration stage properties, of which we consider 52 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for reserves. Royalty interests accounted for 31% of our royalty revenue for the years ended December 31, 2023 and 2022, and 34%, and 31% of our total revenue for the six months ended December 31, 2021, and fiscal year ended June 30, 2021, respectively.

Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts are in thousands):

	As of December 31, 2023			As of December 31, 2022
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$461,398	$614,900	$1,076,298	$511,957	$620,549	$1,132,506
Dominican Republic	311,050	—	311,050	320,867	—	320,867
Africa	264,529	321	264,850	299,722	321	300,043
Chile	222,629	224,116	446,745	236,312	224,116	460,428
United States	—	794,891	794,891	—	823,203	823,203
Mexico	—	41,803	41,803	—	50,156	50,156
Australia	—	21,288	21,288	—	22,120	22,120
Rest of world	92,010	26,639	118,649	101,440	26,639	128,079
Total	$1,351,616	$1,723,958	$3,075,574	$1,470,298	$1,767,104	$3,237,402

Our reportable segments for purposes of assessing performance for the years ended December 31, 2023 and 2022, six months ended December 31, 2021, and fiscal year ended June 30, 2021, respectively, are shown below (amounts are in thousands):

	Year Ended December 31, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$196,961	$41,624	$—	$50,559	$104,778
Dominican Republic	76,247	22,339	—	9,817	44,091
Africa	70,757	14,319	—	35,193	21,245
Chile	48,920	7,225	—	13,683	28,012
Rest of world	25,395	5,016	—	11,869	8,510
Total stream interests	418,280	90,523	—	121,121	206,636

Royalty interests
United States	$123,690	$—	$6,232	$28,551	$88,907
Mexico	25,754	—	—	8,353	17,401
Canada	12,712	—	1,062	5,650	6,000
Australia	19,011	—	—	831	18,180
Rest of world	6,270	—	—	—	6,270
Total royalty interests	187,437	—	7,294	43,385	136,758
Total	$605,717	$90,523	$7,294	$164,506	$343,394

	Year Ended December 31, 2022
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$212,369	$46,438	$—	$67,368	$98,563
Dominican Republic	85,863	26,211	—	29,216	30,436
Africa	53,787	11,135	—	24,348	18,304
Chile	47,347	7,165	—	12,835	27,347
Rest of world	18,427	3,693	—	9,759	4,975
Total stream interests	417,793	94,642	—	143,526	179,625

Royalty interests
United States	$81,642	$—	$4,131	$13,966	$63,545
Mexico	52,388	—	—	10,822	41,566
Canada	27,210	—	2,890	9,039	15,281
Australia	15,672	—	—	1,089	14,583
Africa	316	—	—	—	316
Rest of world	8,185	—	—	—	8,185
Total royalty interests	185,413	—	7,021	34,916	143,476
Total	$603,206	$94,642	$7,021	$178,442	$323,101

	Six Months Ended December 31, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$115,544	$25,396	$—	$44,886	$45,262
Dominican Republic	52,958	16,540	—	16,615	19,803
Chile	28,075	4,216	—	7,457	16,402
Africa	22,228	4,652	—	9,452	8,124
Rest of World	7,746	1,525	—	4,193	2,028
Total stream interests	226,551	52,329	—	82,603	91,619

Royalty interests
United States	$54,046	$—	$2,601	$5,056	$46,389
Mexico	31,858	—	—	5,890	25,968
Canada	13,756	—	1,811	5,208	6,737
Australia	11,174	—	—	621	10,553
Africa	1,107	—	—	—	1,107
Rest of world	4,460	—	—	92	4,368
Total royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
Canada	$190,537	$40,121	$—	$78,520	$71,896
Dominican Republic	115,583	33,453	—	39,771	42,359
Chile	82,164	12,048	—	21,057	49,059
Africa	35,705	7,276	—	11,246	17,183
Total stream interests	423,989	92,898	—	150,594	180,497

Royalty interests
United States	$68,611	$—	$3,482	$5,938	$59,191
Mexico	58,212	—	—	9,084	49,128
Canada	31,671	—	3,261	12,341	16,069
Australia	21,466	—	—	1,889	19,577
Africa	2,801	—	—	—	2,801
Chile	—	—	—	—	—
Rest of world	9,106	—	—	3,367	5,739
Total royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002
(1)	Excludes depreciation, depletion and amortization.
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
(3)	Refer to Note 14 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income before income taxes.

Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our production stage stream and royalty interests. During the year ended December 31, 2023, we derived approximately 88% of our revenue from precious metals (including 76% from gold and 12% from silver), 9% from copper, and 3% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

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

Human Capital Resources

Employees

We currently have 30 employees, 22 of whom work out of our headquarters in Denver, Colorado. The remainder work out of our offices in Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement.

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

We are committed to providing equal opportunities for promotion, compensation, training and development to all qualified individuals. We maintain a Diversity & Inclusion Policy that outlines our values, commitment to a diverse and inclusive

Board and workforce and procedures for carrying out the policy. Among other things, when identifying new director candidates, the Compensation, Nominating and Governance Committee of our Board of Directors will require that the initial list of candidates, whether generated internally or by a third-party search firm, include qualified and diverse candidates of gender, as well as racial and ethnic, diversity.

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

Host Community Commitment

We actively seek opportunities to advance sustainability initiatives with the goal of supporting communities that host the operations in which we hold stream and royalty interests during our operators’ mining operations. Many of our operators also actively and positively impact the communities where they mine. We encourage their sustainability initiatives and other efforts and often make our own financial contributions in support of their programs.

Local Community Support

We also believe in supporting the communities where we live and work. Our annual charitable giving is administered by a committee of employees, including members of senior management, that selects donation targets and recipients in our local communities. We are proud to partner with leading charities in Denver, Lucerne, Toronto, and Vancouver that are actively responding to community needs with respect to medical supplies, food availability and security, elder care, and education.

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

Market prices for gold, silver, copper, and other metals may fluctuate widely over time and are affected by numerous factors beyond our control. These factors include metal supply and demand, industrial and jewelry fabrication, investment demand, central banking actions, inflation and interest rates, currency values, forward sales by metal producers, and legal, political, social, trade, economic, and banking conditions.

Our revenue is directly tied to metal prices and is particularly sensitive to changes in the price of gold, as we derive the majority of our revenue from gold stream and royalty interests. Under our stream agreements, we purchase metal at a fixed price or a stated percentage of the market price and then sell the metal in the open market during the term of the contract. If market prices decline, our revenue and cash flow from metal sales could also decline. A price decline could also impact our revenue under certain sliding-scale royalty agreements, as we may receive a lower royalty rate when prices fall below specified thresholds. In addition, some of our royalty agreements are based on the operator’s concentrate sales to smelters and allow for price adjustments between the operator and the smelter based on changes in metals prices between the date an operator ships concentrate to its offtake customer and the date the sale of concentrate is finally settled (typically a period of three to five months). These price adjustments can decrease our revenue in future periods if metal prices decline following shipment.

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

Our revenue is derived entirely from stream and royalty interests in properties owned and operated by third parties. In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all or substantially all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, temporary or permanent suspension of operations, estimates of mineral resources and mineral reserves, and the marketing of products from the property. The operators of the properties in which we hold stream and royalty interests may make decisions that are adverse to our interests.

The operators of the projects in which we hold an interest may from time to time announce transactions, including the sale or transfer of the projects in which we hold stream or royalty interests or of the operator itself, over which we have little or no control. If such transactions are completed, it may result in a new operator controlling the project, who may not have comparable skills to, or interests of, the operator in place at the time of our investment, any of which could negatively impact our interests.

We often have limited access to data about the properties in which we hold stream or royalty interests, which may make it difficult for us to project or assess the performance of our stream and royalty interests or to confirm mineral reserves and mineral resources.

We often do not have the contractual right under our stream and royalty agreements to receive permitting, development, production, operating, and other data with respect to the properties in which we hold stream or royalty interests or the right to access the properties or obtain drilling and metallurgical data that would allow us to confirm mineral reserves and mineral resources or other data applicable to the properties. As a result, it may be difficult for us to project or assess the performance of a stream or royalty interest, and we generally are unable to conduct our own mineral reserve and mineral resource analysis.

Our stream and royalty interests may not result in anticipated returns or may not otherwise ultimately benefit our business.

We are continually reviewing opportunities to acquire new stream and royalty interests, and we have acquisition opportunities at various stages of review. Any acquisition could be material to us. At times, we also may consider ways to restructure our existing stream or royalty interests where we believe the restructuring would provide a long-term benefit to us, even though it could reduce near-term revenues or result in the incurrence of transaction-related costs. The success of our stream and royalty interests is based in part on our ability to make accurate assumptions at the time of acquisition or restructuring about the amount and timing of revenue to be derived from those interests. These assumptions are based on a variety of factors, including the geological, geotechnical, hydrogeological, hydrological, metallurgical, legal, permitting, environmental, social, and other aspects of the projects. For development projects, we also make assumptions about the cost, timing, and conduct of development. If an operator fails to bring a project into production as expected or if actual performance otherwise falls short of our assumptions, our revenue derived from the project may not be sufficient to yield an adequate, or any, return on our investment. In addition, we could be required to decrease the carrying value of our investment, which could have a material adverse effect on our results of operations or financial condition. We cannot ensure that any acquisition or other transaction will ultimately benefit Royal Gold.

Our future success depends on our ability to acquire additional stream or royalty interests at appropriate valuations.

Our future success depends largely on our ability to acquire additional stream and royalty interests at appropriate valuations. We may not adequately assess technical, operational, legal, environmental or social risks in connection with new acquisitions, which could adversely impact our expected investment returns or future results of operations. We may not be able to identify and complete acquisitions of additional interests at appropriate prices or terms. We may not have sufficient liquidity or may not be able to obtain debt or equity financing at an acceptable cost of capital in order to fund acquisitions due to economic volatility, credit crises, declines in metal prices, or changes in legal, political, social or other conditions. In addition, certain of our competitors are larger and have greater financial resources than we do, and we may not be able to compete effectively against them. Further, there has been significant growth in the number and relative size of stream and royalty companies over the last several years, and some of these companies may have different investment criteria and costs of capital than we do, or are subject to different tax and accounting rules than we are, and we may not be able to compete effectively against them. Changes to tax rules, accounting policies, or the treatment of stream interests by debt ratings agencies could make streams or royalties less attractive to operators or render us less able to compete with other stream and royalty companies that are organized in countries with more favorable tax, accounting and regulatory regimes.

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

Approximately 72% of our revenue for the year ended December 31, 2023, came from 6 properties: Mount Milligan (26%), Cortez (16%), Pueblo Viejo (13%), Andacollo (8%), Khoemacau (6%), and Peñasquito (3%). We expect these properties to continue to represent a significant portion of our revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these properties could have a more significant or longer-term impact on our results of operations than if our revenue was less concentrated.

A significant disruption to our information technology systems or those of our third-party service providers could adversely affect our business and operating results.

We rely on a variety of information technology systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational and investment management, and email. These systems contain, among other information, our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of such data is critical to the efficient operation and management of our business, and these functions are outsourced by us to third-party service providers on whom we rely for the proper functioning and security of these systems. In addition, these systems could require modifications or upgrades from time to time as a result of technological changes or growth in our business, and we may change the third-party service providers with whom we contract to maintain the functioning or security of these systems from time to time, which modifications, upgrades or changes could be costly and disruptive to our operations and could impose substantial demands on management’s time. Our systems, and those of our third-party service providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks.

Any security breach could compromise our networks, and the information stored on them could be improperly accessed, disclosed, lost, stolen or restricted. Because techniques used to sabotage systems, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we or our third-party service providers may be unable to anticipate these techniques, and the cybersecurity processes, technologies and controls that we or our third-party service providers have implemented to secure our systems and electronic information may not be adequate to prevent a disruption or attack or to timely assess, identify and manage a cyber-attack. Actions taken by us or third-party service providers in response to a cyber-attack may not be adequate. Any unauthorized activities could disrupt our operations or those of our third-party service providers on which we are dependent; result in the misappropriation or compromise of confidential information, extortion, or fraud; harm our employees or counterparties; cause us to violate privacy or security laws; or result in legal claims or proceedings, any of which could adversely affect our business, reputation, or operating results.

We depend on the services of our executives and other key employees, and the loss of one or more of these individuals could harm our business.

We believe that our success depends on retaining qualified executives and other key employees, especially in light of our limited number of personnel and the specialized nature of our business. These individuals have significant industry and Company-specific experience. If we are unsuccessful at retaining or attracting qualified personnel, our business could be disrupted and our reputation could be harmed, adversely impacting our ability to achieve our business objectives. We do not currently maintain key person life insurance on any of these individuals or our directors.

We face various risks related to health epidemics, pandemics and similar outbreaks, which could have material adverse effects on our business, results of operations, financial position, and/or the trading price of our stock.

Health epidemics, pandemics and similar outbreaks could cause significant volatility and uncertainty in the global economy and financial markets, supply chain issues, labor shortages, and declines in metal prices, and such events could adversely affect our ability to obtain future debt or equity financing for acquisitions on acceptable terms, or at all, and could require temporary curtailments of operations at the properties subject to our stream and royalty interests, as occurred at Mount Milligan, Pueblo Viejo, Peñasquito and Khoemacau in response to the COVID 19 pandemic. In addition, health epidemics, pandemics and similar outbreaks and their resulting impacts may make it difficult for the operators of the properties subject to our stream and royalty interests to forecast expected production amounts. The effects of health epidemics, pandemics and similar outbreaks will ultimately depend on many factors that are outside of our control (including the severity and duration of such events and government and operator actions in response to such events) and could materially and adversely impact our business, results of operations, financial position, and/or the trading price of our stock.

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

We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following:

●	insufficient ore reserves
●	increased capital or operating costs
●	declines in the price of gold, silver, copper, or other metals
●	declines in metallurgical recoveries
●	construction or development delays
●	operational disruptions, including those caused by pandemics or other global or local health crises
●	inability to assess and manage project technical risks
●	inability to obtain or maintain necessary permits
●	inability to replace or increase mineral reserves and/or mineral resources as properties are mined
●	inability to maintain, or challenges to, exploration or mining rights
●	changes in mining taxes and royalties payable to governments and political environments in general
●	significant changes to environmental, permitting, or other legal or regulatory requirements or the enforcement of such requirements
●	challenges to operations, permits, or mining rights by local communities, indigenous populations, non-government organizations, or others and ineffective management of stakeholder communications and relations
●	litigation between operators and third parties relating to the properties
●	community or civil unrest, including protests and blockades
●	labor shortages, increased labor costs, labor disputes, strikes, or work stoppages (as occurred at Peñasquito in June 2023), or inability to access sufficient experienced and trained personnel
●	unavailability of mining, drilling, or other equipment
●	unanticipated geological conditions or metallurgical characteristics
●	inadequate supplies of power or other raw materials
●	pit wall or tailings dam failures or underground stability issues
●	fires, explosions, major mechanical or electrical equipment failures, other industrial accidents or other property damage
●	challenges managing land disturbances, reclamation requirements, tailing and waste storage, release of contaminants or other environmental incidents or damage
●	failure to operate in accordance with industry standard safety practices or government regulations
●	occurrence of safety events, including lost time incidents and/or fatalities
●	natural catastrophes and environmental hazards such as unanticipated groundwater or surface water conditions, earthquakes or hurricanes
●	physical effects of climate change, such as extreme changes in temperature, extreme precipitation events, flooding, longer wet or dry seasons, increased temperatures and drought, increased or decreased precipitation and snowfall, wildfires, or more severe storms, and regulatory changes designed to reduce the effects of climate change, including regulations designed to curtail greenhouse gas emissions, which may lead to increased costs for mine operators
●	market risks associated with the perception of mine operators’ environmental, social and governance (“ESG”) performance and their ability to deliver on ESG commitments and expectations
●	market conditions, including prolonged periods of inflation and supply-chain disruptions and increased interest rates
●	uncertain political and economic environments, including economic downturns
●	insufficient financing or inability to obtain financing at all or at an acceptable cost of capital
●	default by an operator on its obligations to us or its other creditors and counterparties
●	insolvency, bankruptcy, or other financial difficulty of the operator
●	risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software, computer viruses, security breaches, design failures and natural disasters

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

Approximately 80% of our revenue for the year ended December 31, 2023, came from properties outside of the United States, and many of the operators of such properties are organized outside of the United States. Our principal production stage stream and royalty interests on properties outside of the United States are located in Canada, the Dominican Republic, Mexico, Chile and Botswana. Within the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce their own laws and regulations. Our activities and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:

●	expropriation or nationalization of mining property or other government takings
●	seizure of mineral production
●	exchange and currency controls and fluctuations
●	limitations on foreign exchange or repatriation of earnings
●	restrictions on mineral production or price controls
●	governmental regulations relating to foreign investment and the mining business or changes in the interpretation of such regulations
●	import or export regulations, including trade wars and sanctions and restrictions on metal exports
●	changes in government taxation, royalties, tariffs, or duties
●	changes in economic, trade, diplomatic, or other relationships between countries or the effects on global and economic conditions, the stability of global financial markets, or the ability of key market participants to operate in certain financial markets, including the imposition of sanctions on doing business with certain governments, companies or individuals
●	high rates of inflation
●	unfamiliar or uncertain foreign real estate, mineral tenure, safety, or environmental laws or rules
●	war, crime, terrorism, sabotage, blockades, hostage taking, or other forms of civil unrest
●	uncertain political or economic environments, including economic downturns
●	corruption
●	exposure to liabilities under anti-corruption, anti-money laundering, child labor or forced labor laws
●	suspension of the enforcement of creditors’ or stockholders’ rights
●	loss of access to government-controlled infrastructure, such as roads, bridges, rails, ports, power sources, and water supplies

In addition, because many of our operators are organized outside of the United States, our stream and royalty interests may be subject to the application of foreign laws to our operators, and their stockholders, including laws relating to taxation, foreign ownership structures, corporate transactions, creditors’ rights, bankruptcy and liquidation. Foreign operations also could be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

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

The operators of the properties in which we hold stream and royalty interests generally prepare production, mineral reserve, and mineral resource estimates for the properties. We do not independently prepare or verify this information and generally lack sufficient information and access to properties to do so. There are numerous uncertainties inherent in these estimates, many of which are outside the operators’ control. As a result, production, mineral reserve, and mineral resource estimates are subjective and necessarily depend upon a number of assumptions, including, among others, reliability of historical data; geological interpretation; geotechnical, geologic and mining conditions; metallurgical recovery; metal prices; operating costs; capital expenditures; development and reclamation costs; mining technology improvements; and the effects of government regulation. If any of the assumptions that the operators make in connection with production, mineral reserve and mineral resource estimates are incorrect, actual production could be significantly lower than the production, mineral reserve, and mineral resource estimates, which could adversely affect our future revenue and the value of our investments. In addition, if the operators’ estimates with respect to the timing of production are incorrect, we could experience variances in expected revenue from period to period.

Further, operators’ estimates of mineral resources are subject to future exploration and development and associated risks, and estimated mineral resources may never convert to future mineral reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

The operators of properties subject to our interests may be subject to growing environmental risks, including risks associated with climate change, which could have a material adverse effect on us, our financial condition or the value of our interests or of our common stock.

Mining operations are subject to extensive laws and regulations governing land use and the protection of the environment. In addition, many countries have implemented laws and regulations designed to address the effects of climate change, including rules to disclose and reduce industrial emissions and other environmental impacts to which operators or we may be subject. These laws and regulations are constantly evolving in a manner generally expected to result in stricter standards, more liability, and increased costs. Compliance with these laws and regulations can impose substantial costs and burdens on the operators of the properties subject to our interests and perhaps on us as well. In addition, an operator’s failure to comply with these laws and regulations could result in injunctive action, orders to suspend or cease operations, damages, or civil or criminal penalties on the operator. If any of these events were to occur, our revenue or the value of our interests could be adversely affected.

Climate change may also pose physical risks to the properties in which we hold an interest. This could include adverse effects on operations as a result of increasing occurrences of extreme weather events, flooding, water shortages, changes in rainfall and storm patterns, changes in sea levels, heat stress, wildfires, and other negative weather and climate patterns. For example, Andacollo experienced flooding due to a significant rainfall event in July 2022, which caused operations to shut down for five days and negatively impacted production over the following six months. These events could damage assets, impact production, harm human life, halt mining operations, temporarily close supporting infrastructure or reduce labor productivity, among other effects.

Market impacts due to climate change and the transition to a low-carbon economy will be varied and complex. Supply and demand for certain commodities, products and services may shift in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy, remain uncertain. Potential financial impacts may include increased production costs due to changing input prices, re-pricing of land and assets, increased global competition for key materials needed for new technologies, potential cost increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.

In addition, governments and investors are increasingly seeking enhanced disclosures on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and demanding that companies take a proactive approach to addressing and reducing perceived environmental risks, including the physical, transition and liability risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that impacts any of the operators of the principal properties in which we hold interests could have a negative impact on our business. As a holder of stream and royalty interests, we generally will not have any influence on litigation such as this and more than likely not have access to non-public information concerning such litigation. In addition, we may not have access to sufficient information on the operations in respect of which we hold stream and royalty agreements in order to adequately comply with regulations or meet stockholder expectations on adequate disclosure or to quantify the potential impacts of climate change on our business.

Challenges relating to climate change could have an impact on the ability of operators to access the capital markets, and such limitations could have a corresponding negative effect on their business and operations. Although we do not conduct mining operations on the properties in which we hold stream and royalty interests and are not legally required to contribute to environmental or other operating costs on the properties, our own governmental regulators and stockholders may nonetheless demand that we assist the operators of the properties with addressing these environmental risks. If this were to occur, the value of our interests or of our common stock could be adversely affected.

Further, due to expansive environmental laws, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in mining claims or leases. These liabilities could have a material adverse effect on our results of operations or financial condition.

Finally, lenders may be unwilling to provide financing to the mining industry, including companies like Royal Gold that acquire stream and royalty interests in mining projects, due to such lenders’ concerns regarding market perceptions of the mining sector and lender commitments to net-zero emissions targets. If we encounter difficulties in accessing the commercial debt market, our ability to finance new acquisitions of stream and royalty interests could be materially and adversely affected. In addition, if we have to rely on issuing equity to finance transactions, our stock price could be negatively impacted, and our stockholders’ ownership could be diluted.

Evolving expectations regarding ESG matters may adversely impact our business, including as a result of additional costs, reputational damage and/or litigation.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. As a passive investor in mining operations, our ESG initiatives and disclosures are often based on information from the operators of the properties in which we hold stream and royalty interests and other third parties, and we generally lack sufficient data or access to properties to verify such information. Evolving expectations regarding ESG initiatives and disclosures may result in increased costs for the operators and us, enhanced compliance or disclosure obligations, or other impacts to our business. In addition, our ESG initiatives and disclosures may subject us to other adverse impacts, including reputational damage and/or litigation.

Financing Risks

Current and future indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2023, we had $250 million outstanding and $750 million available under our revolving credit facility. We may incur additional indebtedness. Our credit facility contains a floating interest rate. Our levels of indebtedness and higher interest rates could impact us as follows:

●	require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, or dividends
●	limit our flexibility in planning for, or reacting to, changes in our business
●	restrict us from exploiting business opportunities
●	make us more vulnerable to a downturn in our business or the economy
●	place us at a competitive disadvantage compared to our competitors with less indebtedness
●	require the consent of our existing lenders to incur additional indebtedness
●	limit our ability to borrow additional funds for acquisitions, working capital, or debt-service requirements
●	increase our cost of capital, including as a result of higher interest rates and the effects of exchange rates
●	decrease our future earnings
●	increase our exposure to the credit risks of bank group lenders or those institutions with which we maintain deposits

Our credit agreement contains financial and other restrictive covenants. For example, the agreement includes financial covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio (as these terms are defined under the agreement). These covenants could limit our ability to engage in activities that are in our long-term best interests. Our failure to comply with these covenants would result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness. Our credit facility expires in June 2028. In the future, we may be unable to obtain new financing or refinancing on acceptable terms.

Legal Risks

Defects in our stream or royalty interests or the bankruptcy or insolvency of an operator could have a material adverse effect on the value of our investments.

Despite our due diligence practices, it is possible that unknown defects or problems will exist relating to the existence, validity, enforceability, terms, or geographic extent of our stream and royalty interests. Similarly, stream interests and, in many jurisdictions, royalty interests, are or can be contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests that could help us recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. In addition, the contracts governing our stream and royalty interests may not have sufficient legal protections or a court could impose restrictions on our enforcement rights. If our stream or royalty interests were set aside through judicial or administrative proceedings or if we are unable to enforce our contractual rights, the value of our investments could be adversely affected.

Some of the agreements governing our stream and royalty interests contain terms that could adversely affect the revenues generated from those interests.

Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery, or payment milestones are achieved or other events occur. For example, our stream interests at Pueblo Viejo, Andacollo and Khoemacau and certain of our royalty interests at other properties contain provisions for stream rate reductions and/or cash price increases. As a result, past production and revenue relating to these interests may not be indicative of future results. In addition, some of our stream and royalty interests do not cover all of the mineral reserves or mineral resources at certain properties, which could mean that overall performance reported by the operators may not correlate to the performance of our interests in the properties.

Operators may fail to comply with their contractual arrangements with us or may interpret their obligations in a manner adverse to us, which could decrease our revenue or increase our costs.

At times, operators may be unable or unwilling to fulfill their contractual obligations to us. In addition, we often rely on the operators for the calculation of our stream deliveries or royalty payments. There may be errors in the calculations of payments. Payments to us may be delayed by restrictions imposed by the operators’ lenders, financial distress and related events impacting the operators, delays in the sale or delivery of products, or the ability or willingness of smelters and refiners to process mine products. Our rights to payment under our stream and royalty agreements must, in most cases, be enforced by contract. When we enter into new stream or royalty agreements, we attempt to secure contractual rights that allow us to monitor operators’ compliance with their obligations to us, such as audit or access rights. However, these rights may not be sufficient to ensure compliance. In addition, our stream and royalty agreements are often complex and may be subject to interpretation or uncertainties. Operators and other counterparties may interpret our interests in a manner adverse to us. For these or other reasons, we could be forced to expend resources or take legal action to enforce our contractual rights. We may not be successful in enforcing our contractual rights. As a result, our revenue relating to the disputed interests could be adversely affected. We may also need to expend significant monetary and human resources to defend our position, which could adversely affect our results of operations. In addition, we may be required to make retroactive revenue adjustments in future periods relating to past period revenue as a result of information that we learn through audit or access rights or otherwise from operators and other counterparties.

Changes to U.S. and foreign tax laws could adversely affect our results of operations.

We are subject to taxation in the U.S. and other foreign jurisdictions. Current economic and political conditions make tax laws and their interpretation subject to a significant change in any jurisdiction. We cannot predict the timing or significance of future tax law changes in the U.S. or other countries in which we do business. If material tax law changes are enacted, our future effective tax rate, results of operations, and cash flows could be adversely impacted.

Anti-corruption laws and regulations could subject us to liability and require us to incur costs.

We are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anticorruption laws that prohibit improper payments or offers of payments to third parties, including foreign governments and their officials, for the purpose of obtaining or retaining business. In some cases, we invest in mining operations in certain jurisdictions where corruption may be more common. Our international investment activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees or agents in violation of our policies. In addition, the operators of the properties in which we hold stream and royalty interests may fail to comply with anti-corruption laws and regulations. Although we do not operate these properties, enforcement authorities could deem us to have some culpability for the operators’ actions. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties to us and could have an adverse effect on our reputation.

Risks Related to our Common Stock

Our stock price may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during the year ended December 31, 2023, the market price of our common stock ranged from a low of $102.87 to a high of $143.88. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:

●	economic, market, political, social or public health conditions
●	market prices of gold, silver, copper, and other metals
●	developments relating to properties on which we hold stream or royalty interests

●	interest rates and inflation rates and expectations about both
●	currency values
●	credit market conditions

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. We describe how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading “A significant disruption to our information technology systems or those of our third-party service providers could adversely affect our business and operating results” in our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

The Chief Financial Officer and Treasurer, with assistance from other members of management and contracted information technology and cybersecurity consultants (including consultants with decades of experience in information technology and cybersecurity roles), is responsible for managing our cybersecurity program, policies and strategy. Under its Charter, the Audit and Finance Committee (“AFC”) of our Board of Directors is responsible for oversight of our cybersecurity program. Quarterly and annual reports are provided to our AFC and Board of Directors, respectively, on the cyber risks, threats and projects impacting our cybersecurity program. As part of our continuing effort to evaluate and enhance our cybersecurity program, including risks associated with using third-party service providers, we regularly evaluate the effectiveness of our cybersecurity policies and procedures and provide our employees with cybersecurity training on current and evolving cybersecurity threats.

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

This Item 2 provides summary information about our overall portfolio of stream and royalty interests, as well as more detailed information about our material properties. Royal Gold management periodically reviews the materiality of individual royalty and stream interests within our portfolio. As of December 31, 2023, we determined that six of our stream and royalty interests are material to our business under SK1300: Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito and Pueblo Viejo. We sometimes refer to these properties as our material, or principal, properties. In making this determination, management considers primarily estimated future revenue and, to a lesser extent, historical revenue. Estimated future revenue is based on several factors, including mineral reserves and resources subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal price and mine life assumptions.

Under SK1300, disclosures of material mineral reserves and resources must be based on a technical report summary prepared by a qualified person, absent an exemption. With respect to our material properties, our disclosures in this Item 2 are based on information provided to us by the operators of the properties or the operators’ public filings with the SEC or Canadian securities regulators including technical reports filed with Canadian securities administrators pursuant to National Instrument 43-101 (“NI 43-101”), 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”) and a technical report prepared under the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). As of the date of this disclosure, these operators of our material properties have not filed technical report summaries for the properties with the SEC for the year ended December 31, 2023.

We are a stream and royalty company, and as further discussed below, we are relying on the exemption for stream and royalty companies set forth in Section 1302(b)(3)(i) and (ii) of Regulation S-K, which provides that a stream, royalty or similar company is not required to file a technical report summary with the SEC with respect to an underlying property where the producing mining registrant has filed a current technical report summary for the property or either (a) obtaining the information would result in an unreasonable burden or expense, or (b) the company requested the technical report summary from the owner, operator or other person possessing the technical report summary who denied the request. Our summary and individual property disclosures are also provided in accordance with Sections 1303(a)(3) and 1304(a)(2) of

Regulation S-K, respectively, which provide that a registrant with a stream, royalty or other similar right may omit certain information required by the summary and individual property disclosure requirements if the registrant specifies the information to which it lacks access, explains the reason it lacks the required information and provides all required information that it does possess or which it can acquire without incurring an unreasonable burden or expense.

Our agreements governing our material property interests do not require the operators to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under SK1300.

For each of our material properties for which the operator has not filed a current technical report summary under SK1300, we requested that the operator prepare a technical report summary under SK1300 or permit us the access and information necessary for us to prepare our own technical report summary relating to the property for filing with the SEC. In each case, the operator denied our request. None of the operators is an affiliate of Royal Gold.  As a result, we do not have sufficient rights or access to the information required for us to prepare a technical report summary for such properties.

Mineral resources and mineral reserves discussed in Item 2 are as publicly disclosed or provided to us by the operators of the properties, as of the dates indicated in the disclosure. We do not attempt to account for mineral resource or mineral reserve depletion due to mining activities, nor for mineral resource or mineral reserve expansion due to exploration activities, because we do not have access under our agreements with our operators to the technical data required to account for this depletion or expansion. In accordance with Sections 1303(a)(3) and 1304(a)(4) of SK1300, we are providing all required information in our possession or which we can acquire without incurring an unreasonable burden or expense. The property information included herein contains information reported by our operators in their respective jurisdictions pursuant to SK1300, or applicable mining codes based on the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”), such as JORC Code and NI 43-101. The SEC’s disclosure regime under SK1300, while similar to other CRIRSCO-based codes used in other jurisdictions, does not permit the substitution or reciprocal recognition of resources and reserves determined under the mining disclosure regimes of other jurisdictions. We are providing this information because it represents information that we have in our possession that we consider to be material to our investors. While SK1300 definitions are substantially similar to those set forth in the CIM and JORC Code, there are variations. Therefore, the mineral resources, mineral reserves and other technical information included in this annual report on Form 10-K could vary if it had been determined by a mining operator required to comply with SK1300.

Most of our principal properties are operated by companies that report mineral resources and reserves pursuant to regulatory standards other than SK1300. For example, Barrick as operator of each of Pueblo Viejo and Cortez, Teck Resources Limited (“Teck”) as operator of Andacollo, and Centerra as operator of Mount Milligan, as reporting companies under Canadian securities laws, are permitted under SK1300 to rely on Canadian property and mineral resource and reserve reporting standards required in their home jurisdiction (NI 43-101 in Canada), rather than those set forth in SK1300, under the SEC’s Multijurisdictional Disclosure System. Further, Canadian securities laws and regulations allow annual information forms covering the previous fiscal year to be filed within 90 days (or 120 days in some instances) after the applicable company’s fiscal year end. Khoemacau is privately owned and is also not subject to SEC reporting. Newmont Corporation (“Newmont”), operator of Peñasquito and a party to a joint venture with Barrick on each of Pueblo Viejo and Nevada operations that include Cortez, has filed technical report summaries prepared under SK1300 for each of Peñasquito, Pueblo Viejo and the Nevada operations. Peñasquito, Pueblo Viejo and Cortez are our only principal properties for which property and technical reports are prepared under SK1300. Newmont’s annual report on Form 10-K is subject to the same deadline as this Form 10-K, and thus any new or updated technical report summaries are not filed in time for us to refer to them in this Form 10-K. As a result of the foregoing, in most cases, we refer to mineral resource and reserve information for our principal properties as of periods earlier than December 31, 2023, in reliance on the exception to SK1300 pertaining to royalty companies regarding information they do not have under 1302(b)(3), 1303(a)(3) and 1304(a)(2) of SK1300 as discussed above. Any references in this report to the technical report summaries or other information publicly disclosed by the operators of the properties shall not be deemed to incorporate such information by reference into this report or any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

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

Mount Milligan
Cortez
Peñasquito
Pueblo Viejo
Andacollo
Khoemacau
Status
Producing
Development
Exploration

Source: Esri, Maxar, Earthstar Geographics, and the GIS User Community

Aggregate annual production for all properties on which we hold interests during the years ended December 31, 2023, and 2022, the six months ended December 31, 2021, and fiscal year ended June 30, 2021 is shown in the table below.

			Years Ended		Six Months Ended	Fiscal Year Ended
			December 31,	December 31,	December 31,	June 30,
Stream		Metal	2023	2022	2021	2021
	Mount Milligan	Gold (oz)	165,844	193,696	102,746	154,762
		Copper (lb)	62,985,699	78,742,419	38,064,499	84,961,904
	Andacollo	Gold (oz)	25,455	26,150	15,641	44,140
	Pueblo Viejo	Gold (oz)	360,931	442,592	253,112	560,812
		Silver (oz)	1,362,568	1,622,221	1,044,062	2,033,962
	Khoemacau	Silver (oz)	1,486,976	896,883	257,680	—
	Other	Gold (oz)	503,390	470,167	982,812	421,589
	Other	Silver (oz)	450,113	425,791	448,958	355,638

Royalty
	Cortez	Gold (oz)	890,702	414,117	226,419	237,023
		Silver (oz)	105,836	126,792	37,780	36,280
	Penasquito	Gold (oz)	129,566	572,631	308,552	613,578
		Silver (oz)	16,686,582	29,731,870	16,096,518	30,852,342
		Copper (lb)	973,371	2,531,388	857,288	819,648
		Lead (lb)	106,938,075	146,789,281	81,415,297	185,597,653
		Zinc (lb)	222,457,704	373,148,732	212,349,387	412,746,614
	Other	Gold (oz)	1,905,190	1,977,299	1,690,104	2,805,320
	Other	Silver (oz)	2,852,227	2,843,599	1,316,894	3,305,133
	Other	Copper (lb)	172,192,428	205,176,006	91,554,376	220,937,235
	Other	Nickel (lb)	27,753,538	50,797,143	35,735,347	92,529,886

Location of the Properties

Approximately 80% of our revenue comes from properties outside of the United States, and most of our operators are organized outside of the United States. Our material properties are located in Botswana, Canada, Chile, the Dominican Republic, Mexico and the United States.

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

As of December 31, 2023, we owned 9 stream interests and 169 royalty interests.

Identity of Operator or Operators

We work with 134 different operators at our stream and royalty properties; 64 are headquartered in Canada, 23 are headquartered in the United States, and 47 are headquartered outside of Canada and the United States. In general, our operators are domiciled in the countries in which they operate. For further information about the operators of our material properties, refer to the section entitled “Material Properties” below.

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

As of December 31, 2023, we owned stream interests on 8 production stage properties and 1 development stage property.

As of December 31, 2023, we owned royalty interests on 29 production stage properties, 21 development stage properties, and 119 exploration stage properties, of which we consider 52 to be evaluation stage properties.

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

Additional specific information on the principal properties is available in the section entitled “Material Properties” below.

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

Table 2 Key Process Infrastructure for Principal Properties

,
Property	Processing
Andacollo	20.1 million tonne per annum (“Mtpa”) sulfide flotation mill producing a copper-gold concentrate
Cortez

Heap leach facilities for low grade oxide ore, 4.9 Mtpa carbon-in-leach (CIL) mill for medium and high grade oxide ore, and offsite processing of refractory ores by roaster and autoclave. Producing gold and silver doré

Khoemacau	3.65 Mtpa sulfide flotation mill producing a copper-silver concentrate
Mount Milligan	21.9 Mtpa sulfide flotation mill producing a single concentrate containing copper, gold and silver
Peñasquito

39 Mtpa sulfide flotation plant producing separate lead and zinc concentrates and gold and silver doré from a pyrite leach circuit and from oxide ore dump leaching. The flotation plant has operated in the range of 35 to 36 Mtpa in recent years.

Pueblo Viejo	14 Mtpa whole ore and flotation pressure oxidation and cyanide leaching plant producing separate gold and silver doré products

Measurement units presented in this document are generally metric units, with the exception that gold and silver quantities are reported in troy ounces and the content for copper, lead, and zinc are presented in pounds. There may be small rounding differences due to unit conversions. Additional specific information on the principal properties is available under Material Properties, below.

Mineral Resources and Reserves

Royal Gold controls metal streams and royalties for properties with a broad geographic distribution. Estimates of mineral resources and mineral reserves for these properties are tabulated based on the most recent disclosure presented by each of the individual operators of these properties, at dates and metal prices and grade and recovery assumptions specific to each mineral resource and mineral reserve estimate. It is not possible for Royal Gold to update or modify the individual mineral resource and mineral reserve statements because we do not have access to sufficient technical data required to do so. Table 3 is a summary of mineral resources exclusive of mineral reserves and aggregated by metal and by geographic area. Table 4 is a summary of mineral reserves aggregated by metal and by geographic area. Our material properties (Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito and Pueblo Viejo) and properties with mineral resources and mineral reserves that represent over 10% of the aggregate mineral resources or reserves that generate our stream or royalty interests (Red Chris) are listed individually.

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

Table 3: Summary Mineral Resources (1),(2),(3),(4)

	Stream or Royalty Interest	Measured Mineral Resources		Indicated Mineral Resources		Measured & Indicated Mineral Resources		Inferred Mineral Resources
		Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)
GOLD RESOURCES
North America
Peñasquito	2.0% NSR	47.4	0.26	263.5	0.26	310.9	0.26	84.7	0.41
Red Chris (5)	1.0% NSR	-	-	438.7	0.31	438.7	0.31	187.6	0.32
Mount Milligan	35% of payable gold	118.3	0.25	141.6	0.30	259.9	0.28	7.8	0.34
Cortez	(6)	-	-	99.0	1.68	99.0	1.68	165.9	1.72
Remainder of North America	(7)	432.7	0.49	3,745.0	0.32	4,177.7	0.34	1,850.3	0.41
North America Total	(7)	598.4	0.43	4,687.8	0.34	5,286.1	0.35	2,296.3	0.50
Central America
Pueblo Viejo	7.5% of payable gold	11.0	1.70	50.0	1.80	61.0	1.78	4.8	1.60
Remainder of Central America	(7)	-	-	12.4	2.88	12.4	2.88	11.1	3.89
Central America Total	(7)	11.0	1.70	62.4	2.02	73.4	1.97	15.9	3.20
South America
Andacollo	100% of payable gold	47.2	0.11	397.6	0.09	444.8	0.09	82.8	0.08
Remainder of South America	(7)	37.3	1.65	384.8	1.35	422.1	1.37	178.2	0.98
South America Total	(7)	84.5	0.79	782.4	0.71	866.9	0.72	261.0	0.69
Africa
Africa Total	(7)	12.8	2.60	38.0	2.46	50.8	2.49	98.5	3.02
Australia
Australia Total	(7)	15.9	3.85	143.0	2.42	158.9	2.56	308.4	1.00
Europe
Europe Total		-	-	-	-	-	-	-	-
TOTAL GOLD RESOURCES	(7)	722.6	0.60	5,713.6	0.48	6,436.2	0.49	2,980.1	0.66

SILVER RESOURCES
North America
Peñasquito	2.0% NSR	47.4	24.0	263.5	24.0	310.9	24.0	84.7	27.3
Remainder of North America	(7)	309.7	3.2	2,667.5	5.6	2,977.2	5.3	1,250.6	10.9
North America Total	(7)	357.1	6.0	2,931.0	7.2	3,288.1	7.1	1,335.3	12.0
Central America
Pueblo Viejo	75% of payable silver	11.0	8.5	50.0	8.7	61.0	8.7	4.8	8.1
Remainder of Central America	(7)	-	-	12.0	2.7	12.0	2.7	8.6	4.9
Central America Total	(7)	11.0	8.5	62.0	7.5	73.0	7.7	13.4	6.1
South America
South America Total	(7)	0.4	23.0	5.3	5.2	5.7	6.4	6.3	2.5
Africa
Khoemacau	100% of payable silver	5.3	17.7	17.4	21.4	22.7	20.6	61.6	22.2
Remainder of Africa		-	-	-	-	-	-	-	-
Africa Total	(7)	5.3	17.7	17.4	21.4	22.7	20.6	61.6	22.2
Australia
Australia Total	(7)	0.5	4.4	3.9	37.2	4.4	33.7	7.4	2.7
Europe
Europe Total		-	-	-	-	-	-	-	-

TOTAL SILVER RESOURCES	(7)	374.2	6.2	3,019.6	7.4	3,393.8	7.2	1,424.1	12.3

COPPER RESOURCES
North America
Mount Milligan	18.75% payable copper	118.3	0.17%	141.6	0.13%	259.9	0.15%	7.8	0.14%
Red Chris (5)	1.0% NSR	-	0.00%	438.7	0.33%	438.7	0.33%	187.6	0.30%
Remainder of North America	(7)	297.7	0.32%	2,820.2	0.25%	3,117.9	0.26%	1,388.8	0.22%
North America Total	(7)	416.0	0.28%	3,400.4	0.26%	3,816.4	0.26%	1,584.2	0.23%
Central America
Central America Total		-	-	-	-	-	-	-	-
South America
South America Total	(7)	38.2	0.13%	501.9	0.28%	540.1	0.27%	1,655.7	0.43%
Africa
Africa Total		-	-	-	-	-	-	-	-
Australia
Australia Total	(7)	0.5	1.22%	28.9	0.39%	29.4	0.40%	222.4	0.30%
Europe
Europe Total	(7)	19.2	0.28%	23.0	0.26%	42.2	0.27%	7.1	1.23%
TOTAL COPPER RESOURCES	(7)	473.8	0.27%	3,954.3	0.26%	4,428.1	0.26%	3,469.4	0.33%

(1)

The dates of the mineral resources range between December 31, 2014, and December 31, 2023. The information included in this table that relates to our material properties is dated December 31, 2022, except for Mount Milligan, Cortez and Pueblo Viejo, which are dated December 31, 2023.

(2)

The metal prices for the gold resources range between $1,100 per ounce and $2,000 per ounce; the metal prices for the silver resources range between $17.00 per ounce and $25.00 per ounce; and the metal prices for the copper resources range between $2.50 per pound and $4.00 per pound.

(3)

The metal prices, recoveries, and cut-off grades used for reporting of mineral resources are specific to each individual property and have been reviewed by qualified persons selected by the individual operators. Royal Gold has not made any determination that such persons are or are not “qualified persons” under SK1300.

(4)	In certain cases, due to reporting constraints, we have omitted mineral resource information for properties other than our material properties.
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

(7)	Royal Gold owns royalty and stream interests in varying percentages on these properties. The resources listed are 100% of the resources to which the stream or royalty interest applies.

Table 4: Summary Mineral Reserves (1),(2),(3),(4)

	Stream or Royalty Interest	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
		Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)
GOLD RESERVES
North America
Peñasquito	2.0% NSR	104.4	0.58	212.0	0.51	316.4	0.53
Red Chris (5)	1.0% NSR	-	-	459.9	0.53	459.9	0.53
Mount Milligan	35% of payable gold	215.6	0.34	34.4	0.39	250.0	0.35
Cortez	(6)	1.8	1.74	211.0	2.16	212.8	2.15
Remainder of North America	(7)	212.5	1.30	346.7	1.19	559.3	1.23
North America Total	(7)	534.4	0.78	1,264.0	0.97	1,798.4	0.91
Central America
Pueblo Viejo	7.5% of payable gold	39.0	2.28	140.0	2.10	170.0	2.14
Remainder of Central America	(7)	-	-	11.0	3.55	11.0	3.55
Central America Total	(7)	39.0	2.28	151.0	2.13	181.0	2.15
South America
Andacollo	100% of payable gold	106.1	0.10	161.1	0.10	267.2	0.10
Remainder of South America	(7)	14.1	1.50	51.7	1.24	65.9	1.30
South America Total	(7)	120.2	0.26	212.8	0.38	333.1	0.34
Africa
Africa Total	(7)	8.7	2.08	9.3	3.27	18.0	2.70
Australia
Australia Total	(7)	25.5	2.11	120.9	2.08	146.4	2.08
Europe
Europe Total		-	-	-	-	-	-
TOTAL GOLD RESERVES	(7)	727.8	0.83	1,758.1	1.09	2,485.9	1.01

SILVER RESERVES
North America
Peñasquito	2.0% NSR	104.4	38.0	212.0	32.0	316.4	34.0
Remainder of North America	(7)	35.1	6.9	76.2	8.9	111.3	8.3
North America Total	(7)	139.5	30.2	288.2	25.9	427.7	27.3
Central America
Pueblo Viejo	75% of payable silver	39.0	13.15	140.0	13.26	170.0	13.24
Remainder of Central America	(7)	-	-	11.0	5.3	11.0	5.3
Central America Total	(7)	39.0	13.15	151.0	13.27	190.0	13.25
South America
South America Total	(7)	2.1	2.1	120.9	2.1	146.4	2.1
Africa
Khoemacau	100% of payable silver	8.4	21.6	21.3	19.2	29.7	19.9
Remainder of Africa		-	-	-	-	-	-
Africa Total	(7)	8.4	21.6	21.3	19.2	29.7	19.9
Australia
Australia Total		-	-	10.3	1.8	10.3	1.8
Europe
Europe Total		-	-	-	-	-	-
TOTAL SILVER RESERVES	(7)	189.0	26.4	470.8	20.7	659.8	22.4

COPPER RESERVES
North America
Mount Milligan	18.75% payable copper	215.6	0.17%	34.4	0.18%	250.0	0.17%
Red Chris (5)	1.0% NSR	-	-	459.9	0.44%	459.9	0.44%
Remainder of North America		13.0	0.81%	21.9	0.99%	34.9	0.92%

	(7)
North America Total	(7)	228.6	0.21%	516.2	0.44%	744.8	0.37%
Central America
Central America Total	(7)	-	-	-	-	-	-
South America
South America Total	(7)	118.1	0.60%	88.6	0.42%	206.7	0.52%
Africa
Africa Total		-	-	-	-	-	-
Australia
Australia Total		-	-	10.3	0.27%	10.3	0.27%
Europe
Europe Total		-	-	-	-	-	-
TOTAL COPPER RESERVES	(7)	346.7	0.34%	615.1	0.44%	961.8	0.40%

(1)

The dates of the mineral reserves range between December 31, 2016, and December 31, 2023. The information included in this table that relates to our material properties is dated December 31, 2022, except for Mount Milligan, Cortez and Pueblo Viejo, which are dated December 31, 2023.

(2)

The metal prices for the gold reserves range between $1,100 per ounce and $1,850 per ounce; the metal prices for the silver reserves range between $17.00 per ounce and $23.00 per ounce; and the metal prices for the copper reserves range between $2.50 per pound and $3.61 per pound.

(3)

The metal prices and modifying factors used for reporting of mineral reserves are specific to each individual property and have been reviewed by qualified persons selected by the individual operators. Royal Gold has not made any determination that such persons are or are not “qualified persons” under SK1300.

(4)	In certain cases, due to reporting constraints, we have omitted mineral reserve information for properties other than our material properties.
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

Some operators also report publicly, or to us estimates of mineral resources. Mineral resources are subject to future exploration and development and associated risks and may never convert to future reserves. In addition, estimates of mineral resources are subject to similar uncertainties and assumptions as discussed above with respect to mineral reserves.

Material Properties

The disclosures below regarding our principal properties are derived from publicly available reports of the operators and/or other reports provided to us under the terms of our stream or royalty agreements with the respective operators and have generally been prepared pursuant to the mining disclosure regime of the applicable jurisdiction in which the operator reports. We do not independently prepare or verify this information and, as the holder of the stream or royalty interest, we do not have access to the properties or operations or to sufficient data to do so. We are dependent on the operators of the properties to provide information to us. There can be no assurance, and we cannot verify, that such third-party information is complete or accurate. We often refer to these material properties as “principal properties” in this Report.

Andacollo

The disclosures below regarding Carmen de Andacollo (“Andacollo”) are derived from the Technical Report dated July 12, 2006, pursuant to NI 43-101, as well as Teck’s Annual Information Form, dated February 21, 2023, attached as Exhibit 99.1 to Teck’s Annual Report on Form 40-F for the year ended December 31, 2022. Teck presents mineral resource and mineral reserve updates pursuant to CIM Standards. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Andacollo is an open pit mine and milling operation located in central Chile, Coquimbo Region at 30.25°S latitude and 71.10°W longitude and is operated by Compañía Minera Teck Carmen de Andacollo (“CMCA”), a 90% owned subsidiary of Teck. The Andacollo mine is located in the foothills of the Andes Mountains approximately 2 kilometers (“km”) southwest of the town of Carmen de Andacollo, 55 km southeast from the regional capital of La Serena, and Santiago is approximately 350 km south by air.

The mine property lies at the southern limit of the Atacama Desert at a mean elevation of 1,050 meters (“m”) above sea level. Geomorphologically, it is characterized by northerly trending valleys bounded by low rolling foothills of the Andes. The average annual temperature is 18.8°C with a range from -5°C in the winter to 32°C in the summer. Average annual rain fall is low (less than 100 millimeters (“mm”)) and concentrated within the months of May to August.

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

Andacollo is supplied with electric power by a 110 kilovolt (“kV”) line from El Peñon. In August 2020, Teck entered into a long-term power purchase agreement to provide 100% renewable power for Andacollo’s operations, which went into effect in September 2020 and will run through the end of 2031.

Process water is currently pumped to the site via a 30-centimeter (“cm”) diameter pipeline, primarily sourced from groundwater extracted near La Serena, approximately 50 km from the site.

Several mines operate within the same geographical area and, as such, supplies, material and experienced mine labor are readily available. The majority of mine personnel live in the town of Carmen de Andacollo or in the nearby cities of Coquimbo and La Serena. These cities have a combined population of about 350,000 inhabitants.

Area of Interest

Our stream interest at Andacollo covers 1,225 exploitation mining concessions, including 1,174 concessions termed the “Mining Properties” and 51 concessions termed the “Dayton Concessions.” Our interest also covers any additional claims held before the effective date of the stream agreement, as described below, or acquired after the effective date which are wholly or partially located within an approximately 1.5 km radius from the external boundary of the “Mining Properties,” any mining concessions held by CMCA or acquired following the effective date of the agreement which are wholly or partially located within approximately 1 km radius from certain boundaries laid out in the agreement, and any Dayton Concession held by CMCA as of the effective date of the agreement, or acquired after the effective date.

Stream Agreement

Under the Long Term Offtake Agreement dated July 9, 2015, between CMCA and our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), we own the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of December 31, 2023, approximately 349,100 ounces of payable gold have been delivered to us.

Although Andacollo is primarily a copper mine, our stream agreement covers only gold and not copper production. We provide certain information on copper resources and reserves and production methods in order to provide a better understanding of the operation.

Property Description

The Andacollo operation consists of an open pit mine, sulfide concentrator and an inactive copper heap leach facility.

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

Mineral Resources and Mineral Reserves

Table 1 Andacollo – Summary of Gold Mineral Resources at December 31, 2022,
Based on $1,500 Au, $3.15 Cu (1),(2),(3),(4)

	Amount Tonnes (M)	Au Grades gpt	Cu Grades %	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	47.2	0.11	0.27	0.15 to 0.21% Cu	(5)
Indicated Mineral Resources	397.6	0.09	0.25	0.15 to 0.21% Cu	(5)
Measured + Indicated Mineral Resources	444.8	0.09	0.25	0.15 to 0.21% Cu	(5)
Inferred Mineral Resources	82.8	0.08	0.24	0.15 to 0.21% Cu	(5)

(1)

Our metal stream on Andacollo pertains only to gold produced. Information on copper resources is included because the primary production from Andacollo is copper; the presentation of copper mineral resources is necessary to understanding the economics of the project.

(2)

Reported mineral resource is as of December 31, 2022, the most recent available public disclosure. Teck reports mineral resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(3)	Mineral resources are presented exclusive of mineral reserves.
(4)

Our stream interest at Andacollo is 100% of payable gold until 900,000 ounces are delivered, and 50% thereafter. The resources listed are 100% of the mineral resources to which our stream interest applies.

(5)	Copper recovery assumptions range from 82% to 91.5%, averaging 88.7%. Gold recovery assumptions average 68.1%.

Table 2 Andacollo – Summary of Gold Mineral Reserves at December 31, 2022,
Based on $1,500 Au, $3.15 Cu (1),(2),(3)

	Amount Tonnes (M)	Au Grades gpt	Cu Grades %	Cut-Off Grade	Metallurgical Recovery
Proven Mineral Reserves	106.1	0.10	0.32	0.15 to 0.21% Cu	(4)
Probable Mineral Reserves	161.1	0.10	0.31	0.15 to 0.21% Cu	(4)
Total Mineral Reserves	267.2	0.10	0.31	0.15 to 0.21% Cu	(4)

(1)

Our metal stream on Andacollo pertains only to payable gold produced. Information on copper mineral reserves is included because the primary production from Andacollo is copper; the presentation of mineral reserves is necessary in understanding the economics of the project.

(2)

Reported mineral reserve is as of December 31, 2022, the most recent available public disclosure. Teck reports reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(3)

Our stream interest at Andacollo is 100% of payable gold until 900,000 ounces are delivered, and 50% thereafter. The gold mineral  reserves listed are 100% of the reserves to which our stream interest applies.

(4)	Copper recovery assumptions range from 82% to 91.5%, averaging 88.7%. Gold recovery assumptions average 68.1%.

Change in Mineral Resources and Mineral Reserves from Prior Year

The previous mineral resources and mineral reserves reported by Teck were as of December 31, 2021. Gold mineral reserves decreased from 0.91 million ounces to 0.86 million ounces (5.1%) year over year. Gold mineral resources increased from 1.17 million ounces to 1.32 million ounces (12.5%) year over year. Teck reported that the reduction in mineral reserves was a result of depletion from normal mining activities. Teck reported that the increase in mineral resources was a result of improved economic assumptions related to operational costs and higher assumed copper prices.

Recent Developments

Stream deliveries from Andacollo were approximately 22,400 ounces of gold during the year ended December 31, 2023, compared to approximately 27,700 ounces of gold during the year ended December 31, 2022. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades, lower gold recoveries and lower tonnage milled, as well as differences in the timing of shipments and settlements during the periods.

On January 16, 2024, Teck reported that Andacollo continues to face extreme drought conditions, causing water restrictions which impact production, and Teck expects 2024 production to be similar to 2023. According to Teck, steps are being taken to mitigate these risks, with a solution likely to be in place in 2025. As a result, and with the benefit of higher grade ore, production is expected to increase between 2025 and 2027, compared to 2024. Gold and copper grades are relatively well correlated at Andacollo and gold production tends to track copper production.

Production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. Teck has reported that the current life of mine for Andacollo is expected to continue until 2036 although additional permits or amendments will be required to execute the life of mine plan.

Khoemacau

The disclosures below regarding Khoemacau are derived from the Preliminary Economic Assessment - NI 43-101 Technical Report dated May 14, 2012, prepared pursuant to NI 43-101, and non-public technical reports, mineral resource and mineral reserve updates provided by Khoemacau Copper Mining (Pty.) Limited (“KCM”) prepared pursuant to the JORC Code. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

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

Access to the Boseto mill site is via the paved Trans Kalahari Highway (Highway A3) from Maun 65 km southwest to just east of the town of Toteng, and a further 25 km by unpaved road to the south of Toteng. Zone 5 and the Boseto mill are connected by a 35 km divided, sealed road to support both mill vehicle traffic and ore transport.

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

Stream Agreement

Under the Silver Purchase and Sale Agreement dated February 24, 2019, between KCM and RGLD Gold, as amended, we own the right to receive 100% of the payable silver produced from Khoemacau until the delivery of 40.0 million silver ounces, and 50% thereafter. We pay a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 13,000 tpd (30% above current mill design capacity), we will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds. As of December 31, 2023, approximately 2.7 million ounces of payable silver have been delivered to us.

Property Description

The Khoemacau operation consists of a mechanized underground mine producing from the Zone 5 orebody and a sulfide ore flotation plant for ore processing at Boseto. The project completed construction in the second half of calendar 2021 and ramp-up of mining and processing operations to the target production rate of 3.65 Mtpa (10,000 tpd) was achieved in December 2022, as announced by KCM.

The Zone 5 mine is a bulk mechanized mine, designed for a total production rate of 3.65 Mtpa from three decline systems, with a single decline system production rate between 1 to 2 Mtpa. The mine design is based on a longhole open stoping mining method. The first section of the mine incorporates rib and sill pillars for ground stability control and paste backfill will be used as depth increases to improve overall mineral resource recovery.

Given that the orebody has a strike length of more than 4 km, it necessitated dividing the orebody into mining zones, with separate decline systems dedicated to servicing each zone. The twin decline layout allows for more than 1,000 meter coverage of strike extent of the orebody, while offering multiple ore zone access points, highly productive layouts, and significant redundancy. Two of the mining zones are equipped with twin declines, while one is equipped with a single decline.

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

Tailings generated from the plant are deposited in a circular TSF, located south-west of the plant. Tailings are deposited mainly by spigot with a center decant tower for water recovery. The facility is designed as an upstream constructed facility, which enables concurrent rehabilitation to take place during operation.

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

Mine licenses have been issued by the Department of Mines as follows:

●	Khoemacau Copper Mining Zone 5 Mining License (ML 2015/05L) – issued in 2015 with a 20-year validity. Khoemacau revised this Mine License to include the new surface infrastructure at Zone 5 on the footwall side of the deposit and for the potential future processing of ore from other deposits controlled by KCM; and,
●	Discovery Copper Botswana Mining License (Discovery ML 2010/99L) – issued in 2010 with 15-year validity. This Mining License was amended in 2014 and 2015 to include exploitation of the Zeta and Zeta NE targets, respectively. This Mining License was also amended in 2017 to reflect the execution of the Starter Project (i.e., throughput at the mill of 3.65 Mtpa using ore sourced from Zone 5).

Five DEA approvals were received for the project, each requiring an individual Environmental and Social Impact Statements:

●	Boseto ML Amendment– including mill capacity increase from 3 to 3.65 Mtpa, repairs/modifications of surface infrastructure at the Boseto site, and sourcing of ore from Zone 5 (Authorized in November 2017);
●	Zone 5 ML Amendment – including five additional boxcuts (to reflect the Zone 5 Expansion case) and construction of a 6 Mtpa processing facility at Zone 5, including TSF (Authorized in May 2018);
●	Access Road/Haul Route – including service corridors for roads between A3, Boseto, and Zone 5. Also including emplacement of water pipelines from Haka, Boseto (Khoemacau), and Zone 5 borefields as well as authorization of project power and communications line routing between Zone 5 and Boseto (Authorized in April 2017);
●	BPC Powerline – including the powerline from the Legolthwane substation near Toteng village to Boseto (Authorized in May 2018); and,
●	Communications Tower – a new cellular tower on an existing communications site in the Kwebe Hills (Authorized in May 2017).

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

Zone 5 has a deposit strike length of 4 km with mineralization dipping at 56 degrees to the south-east over an average thickness of 10 m. Mineralization is situated in the hanging wall sequence, 30 m above the contact between the D’Kar Formation and Ngwako Pan Formation. Mineralization is sub-parallel to lithology and typically cross-cuts host units from the lower D’Kar limestone unit in the south-west to the carbon rich siltstone unit and interbedded alternating siltstone and sandstone unit toward the north-east. The host rock assemblage is sandwiched between two competent sandstone units; the footwall Ngwako Pan quartzite sandstone and the hanging wall Marker sandstone. The down dip extension of mineralization has been drilled to a maximum depth of 1,200 m vertically below surface. The deposit remains open at depth (down dip) and partially along strike.

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

The Mango deposit is situated 10 km southwest and along strike of the Zone 5 deposit on the southeast limb of a regional anticline. The deposit has defined mineralization over a total strike length of 5 km dipping at 65° to the southeast. The central portion of the deposit is host to economic mineralization (copper and silver) over a strike length of 1.5 km, with an average thickness of 8 m. The deposit has been drilled to 700 meters below surface and remains open both along strike and at depth. High-grade copper sulfide mineralization typically consists of chalcopyrite and bornite with minor chalcocite.

Mineral Resources and Mineral Reserves

Table 1 Khoemacau – Summary of Silver Mineral Resources at December 31, 2022,
Based on $21.35 Ag and $3.54 Cu(1),(2),(3),(4)

	Amount Tonnes (M)	Ag Grades gpt	Cu Grades %	Cut-Off Grades	Metallurgical Recovery(5)
Measured Mineral Resources	5.25	17.72	1.89	$65/t NSR	88.3% Cu / 84.1% Ag
Indicated Mineral Resources	17.4	21.41	1.92	$65/t NSR	88.1% Cu / 83.9% Ag
Measured + Indicated Mineral Resources	22.7	20.56	1.91	$65/t NSR	88.2% Cu / 84.0% Ag
Inferred Mineral Resources	61.6	22.22	2.03	$65/t NSR	88.2% Cu /84.1% Ag

(1)

Our metal stream on Khoemacau pertains only to payable silver produced. Information on copper mineral resources is included because the primary production from Khoemacau is copper; the presentation of copper mineral resources is necessary in understanding the economics of the project.

(2)  Reported mineral resource is as of December 31, 2022. Khoemacau mineral resources are reported pursuant to the JORC code. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the JORC code, there are variations. Our metal stream on Khoemacau pertains only to payable silver produced.

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

Table 2 Khoemacau – Summary of Silver Mineral Reserves at December 31, 2022,
$21.35 Ag and $3.54 Cu(1),(2),(3)

	Reserves			Cut-Off Grades	Metallurgical Recovery(4)
	Amount Tonnes (M)	Ag Grades gpt	Cu Grades %
Proven Mineral Reserves	8.4	21.60	2.20	$65/t NSR	88.3% Cu 84.2% Ag
Probable Mineral Reserves	21.3	19.23	1.91	$65/t NSR	88.3% Cu 84.2% Ag
Total Mineral Reserves	29.7	19.90	1.99	$65/t NSR	88.3% Cu 84.2% Ag

(1)

Our metal stream on Khoemacau pertains only to payable silver produced. Information on copper mineral reserves is included because the primary production from Khoemacau is copper; the presentation of copper mineral reserves is necessary in understanding the economics of the project.

(2)

Khoemacau mineral reserves are reported at an effective date of December 31, 2022. Khoemacau mineral reserves are reported pursuant to the JORC Code. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the JORC code, there are variations.

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

Change in Mineral Resources and Mineral Reserves from Prior Year

The previous mineral resources and mineral reserves reported by the operator were as of June 30, 2021. This disclosure was the basis for our December 31, 2021 reporting. The reported silver mineral reserve decreased by 2.4 million ounces (11.4%) between our year ended December 31, 2021 (reported by the operator as of June 30, 2021) and the year ended December 31, 2022, due to mining depletion and changes to the resource model. Measured and indicated silver mineral resources decreased by 1.5 million ounces (9.2%) due to changes in the resource model.

Recent Developments

Silver stream deliveries from Khoemacau were 1.5 million ounces during the year ended December 31, 2023, compared to approximately 951,500 ounces during the year ended December 31, 2022. Increased stream deliveries resulted from operations running at full capacity during the year. Deliveries during the prior year were lower due to the ramp-up of mining and processing operations throughout 2022 after completion of project construction in 2021.

According to KCM, operations at Khoemacau continued at nameplate capacity through the year ended December 31, 2023, after the target production rate of 3.7 million tonnes per year (10,000 tonnes per day) was achieved in December 2022. As projected in the mine plan, KCM expects payable silver production in 2024 to range between 1.5 to 1.7 million ounces, which is slightly below the life of mine average due to lower silver grades in the upper portion of the Zone 5 deposit and the top-down mining sequence.

On November 21, 2023, KCM announced that the shareholders of its parent company, Cuprous Capital Ltd (“Cuprous”), had entered into a share purchase agreement with MMG Limited (“MMG”), whereby MMG will acquire all the issued share capital of Cuprous. MMG is a large and well-capitalized base metal mining company listed on the Stock Exchange of Hong Kong, with operations and projects in Australia, the Democratic Republic of the Congo, Peru and Canada. MMG has reported that the parties have agreed to work towards completion of the transaction in the first quarter of 2024.

During development of Khoemacau, we made available a $25 million subordinated debt facility to KCM which is repayable at our option upon the occurrence of certain events, including a change of control. Including capitalized interest, the amount owing under this facility was approximately $35.7 million as of December 31, 2023.

Mount Milligan

The disclosures below regarding Mount Milligan are derived from the Technical Report on the Mount Milligan Mine in North-Central British Columbia filed November 7, 2022, effective December 31, 2021, pursuant to NI 43-101 and CIM Standards, and from Centerra Gold’s news release dated February 14, 2024, pursuant to NI 43-101. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own disclosure, and the operator denied the request.

Location

Mount Milligan is an open pit mine and is located within the Omenica Mining Division in North Central British Columbia, at 55.12°N latitude and 124.01°W longitude, approximately 155 km northwest of Prince George, 85 km north of Fort St. James, and 95 km west of Mackenzie.

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

Stream Agreement

Under the Amended and Restated Purchase and Sale Agreement dated December 14, 2011, between Thompson Creek Metals Company Inc. (“TCM”), an indirect subsidiary of Centerra Gold Inc. (“Centerra”), and RGLD Gold (as amended, the “Milligan Stream Agreement”), we own the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan mine. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. On February 13, 2024, TCM, Centerra and RGLD Gold entered into a Processing Cost Support Agreement (the “Cost Support Agreement”), whereby subject to certain conditions, we will provide cost support payments for gold and copper deliveries under the Milligan Stream Agreement in exchange for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future, and a free cash flow interest in Mount Milligan. Through approximately 2029, we will only provide cost support payments when the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound. In such case, and only at Centerra’s election, we will provide cost support payments, in the case of gold, equal to the lower of either $415 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. We will have the right to recover any such payments from future cash support payments beginning in approximately 2030 when metal prices are above $1,600 per ounce of gold and $3.50 per pound of copper. In addition, starting in approximately 2030, we will provide cost support payments, in the case of gold, equal to the lower of either $415 or 50% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. Finally, starting in approximately 2036, we will provide cost support payments, in the case of gold, equal to the lower of either $615 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 51% of the spot copper price for each pound of copper delivered. The Milligan Stream Agreement remains in place and is unaffected by the Cost Support Agreement. As of December 31, 2023, approximately 733,200 ounces of payable gold and 83.6 million pounds of payable copper have been delivered to us.

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

In October 2010, TCM acquired the Mount Milligan development project through its acquisition of Terrane, entered a stream agreement with us and subsequently constructed the Mount Milligan mine, which commenced commercial production in February 2014.

In October 2016, TCM was acquired by a subsidiary of Centerra and, in connection with that acquisition, Terrane and certain other subsidiary entities of TCM were amalgamated into TCM. The Mount Milligan mine is now fully owned by TCM, an indirect subsidiary of Centerra.

Our interest in Mount Milligan evolved over time as a result of adapting the stream to address the needs of the operating partner. Our original 52.25% gold stream was acquired in three transactions from TCM, as part of the financing for the initial project acquisition and construction:

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

Subsequently, on October 20, 2016, after the first few years of operations, Centerra acquired all of the issued and outstanding common shares of TCM. Our stream interest at Mount Milligan was amended as part of this transaction to facilitate the acquisition and provide more gold exposure to Centerra. Under the terms of the amendment, our 52.25% gold stream at Mount Milligan was amended to a 35% gold stream with a purchase price equal to the lesser of $435 per ounce, or the prevailing market price, and an 18.75% copper stream with a 15% of spot cash price. On February 13, 2024, we entered into the Cost Support Agreement described above to incentivize Centerra to continue to invest and maximize the value of the large mineral endowment at Mount Milligan.

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

Mineral Resource and Mineral Reserves

Table 1 Mount Milligan – Summary of Copper and Gold Mineral Resources at
December 31, 2023, Based on $3.75 Cu and $1,800 Au (1),(2),(3),(4)

	Amount Tonnes (M)	Au Grade gpt	Cu Grade %	Cut-Off Grade (5)	Metallurgical Recovery
Measured Mineral Resources	118.3	0.25	0.17	$8.46 NSR	(6)
Indicated Mineral Resources	141.6	0.30	0.13	$8.46 NSR	(6)
Measured + Indicated Mineral Resources	259.9	0.27	0.15	$8.46 NSR	(6)
Inferred Mineral Resources	7.8	0.34	0.14	$8.46 NSR	(6)

(1)

Reported mineral resource is as of December 31, 2023. Centerra reports resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Mineral resources are presented exclusive of mineral reserves.
(3)	Our stream interest at Mount Milligan is 35% of payable gold and 18.75% of payable copper. The mineral resources listed are 100% of the mineral resources to which our stream interest applies.
(4)	Mineral resources are reported at an $8.46 NSR per tonne cut-off using metal prices of $3.75 per pound copper and $1,800 per ounce gold, and an exchange rate of 1USD:1.30CAD.
(5)

The open pit mineral resources are constrained by a pit shell and are reported based on a NSR cut-off of $8.46 NSR per tonne that takes into consideration metallurgical recoveries, concentrate grades, transportation costs, and smelter treatment charges in determining economic viability.

(6)

Metallurgical recoveries for reporting mineral resources assume variable copper recoveries between 75% and 83% and gold recoveries between 55% and 65%. Copper equivalent is estimated to blocks according to variable gold and copper recoveries.

Table 2 Mount Milligan – Summary of Copper and Gold Mineral Reserves at
December 31, 2023, Based on $3.50 Cu and $1,500 Au (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Cu Grade %	Cut-Off Grade (4)	Metallurgical Recovery
Proven Mineral Reserves	215.6	0.34	0.17	$8.65 NSR	(5)
Probable Mineral Reserves	134.4	0.39	0.18	$8.65 NSR	(5)
Total Mineral Reserves	250.0	0.35	0.17	$8.65 NSR	(5)

(1)

Reported mineral reserve is as of December 31, 2023. Centerra reports mineral reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Our stream interest at Mount Milligan is 35% of payable gold and 18.75% of payable copper. The mineral reserves listed are 100% of the mineral reserves to which our stream interest applies.
(3)	The mineral reserves have been estimated based on a gold price of $1,500 per ounce, copper price of $3.50 per pound and an exchange rate of 1USD:1.30CAD.
(4)

The open pit mineral reserves are estimated by Centerra based on an NSR cut-off of $8.65 per tonne that takes into consideration metallurgical recoveries, concentrate grades, transportation costs, and smelter treatment charges in determining economic viability.

(5)

Metallurgical recoveries are estimated using regression curves based on operational and metallurgical test work data. Annual average copper recoveries range from 76.4% to 82.4%. Annual average gold recoveries range from 55.2% to 64.2%.

Change in Mineral Resources and Mineral Reserves from Prior Year

For Mount Milligan, mineral resources and mineral reserves increased as of December 31, 2023, as compared to mineral resources and mineral reserves as of December 31, 2022, due to changes in economic assumptions for resources and reserves reporting. Gold measured and indicated mineral resources increased from 1.7 million to 2.3 million ounces (34%) and copper increased from 695 million to 851 million pounds (22%). Gold proven and probable mineral reserves increased from 2.6 million to 2.8 million ounces (7%) and copper increased from 902 million to 962 million pounds (7%).

Recent Developments

Gold stream deliveries from Mount Milligan were approximately 56,800 ounces during the year ended December 31, 2023, compared to approximately 68,900 ounces for the year ended December 31, 2022. Copper stream deliveries from Mount Milligan were approximately 10.9 million pounds during the year ended December 31, 2023, compared to approximately 14.8 million pounds during the year ended December 31, 2022. Gold and copper stream deliveries for the year ended December 31, 2023, relate to mine production during the approximate period August 2022 to July 2023. During this period Centerra reported production was impacted by mine sequencing and lower gold grades than planned when mining was occurring in an ore-waste transition zone, with this lower grade ore also impacting plant recoveries. The decrease in deliveries was also impacted by differences in timing of shipments and settlements during the periods.

On October 31, 2023, Centerra reported that a full asset optimization review of Mount Milligan has been launched, which includes assessments of productivity and cost efficiency opportunities in concert with mine plan optimization. Centerra expects this review to identify and drive incremental operational improvements and is expected to be completed in 2024.

On February 13, 2024, we entered into the Cost Support Agreement described above to incentivize Centerra to continue to invest and maximize the value of the large mineral endowment at Mount Milligan. The Cost Support Agreement is expected to provide a basis for a reserve increase and extension of the Mount Milligan mine life to 2035.

Additionally, on February 14, 2024, Centerra provided 2024 production guidance for Mount Milligan of 180,000 to 200,000 ounces of gold and 55 to 65 million pounds of copper.

Pueblo Viejo

The disclosures below regarding Pueblo Viejo are derived from the Technical Report on the Pueblo Viejo Mine, Sánchez Ramírez Province, Dominican Republic dated March 17, 2023 in accordance with NI 43-101 and CIM Standards, and the mineral resource and mineral reserve updates are derived from Barrick’s MD&A dated February 13, 2024 pursuant to NI 43-101. Royal Gold requested information prepared pursuant to SK1300 or access to the underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

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

Stream Agreement

Under the Precious Metals Purchase and Sale Agreement dated August 5, 2015 between RGLD Gold and BGC Holdings Ltd. and Barrick, as amended, we own the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. We also own the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a fixed silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of December 31, 2023, approximately 342,800 ounces of payable gold and 12.2 million ounces of payable silver have been delivered to us.

Property Description

Pueblo Viejo is a production stage property consisting of a conventional open pit surface mine and a complex processing circuit designed to process refractory gold-silver ore through pressure oxidation. Gold and silver are recovered through a CIL circuit and electrowinning. Barrick is in the final stages of completing a plant expansion and mine life extension project designed to increase throughput from 9 Mtpa to 14 Mtpa and allow the mine to maintain average annual gold production of approximately 800,000 ounces (100% basis) into the mid 2040’s.

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

Equipment planning has considered mine design production of approximately 57 to 63 Mtpa total material movement, including limestone. This includes mill feed, reclamation from stockpiles, and simultaneous mining in the limestone quarries and several operating pit phases. Loading is carried out with 20 m3 hydraulic shovels and 22 m3 front-end loaders, loading 175-tonne haul trucks.

Gold and silver are recovered through pressure oxidation (autoclave) of whole ore and flotation concentrate, followed by hot cure and hot lime boil, prior to cyanidation of gold and silver in a CIL circuit. The autoclave circuit was initially designed to oxidize approximately 1,750 tonnes of sulfide per day, which is equivalent to about 24,000 tonnes of run-of-mine ore at 7.5% of sulfide. The process plant expansion flowsheet includes an additional primary crusher, coarse ore stockpile and ore reclaim delivering to a new single stage semi-autogenous (SAG) mill, and a new flotation circuit that concentrates the bulk of the sulfide ore prior to oxidation. The concentrate is blended with fresh milled ore to feed the modified autoclave circuit, which has additional oxygen supplied from a new 3,000 tonnes per day facility. The existing autoclaves have been upgraded to increase the sulfur processing capacity of each autoclave through additional high-pressure cooling water and recycle flash capability using additional slurry pumping and thickening.

The TSF is located in the El Llagal valley, located approximately 4 km south of the plant site. The Lower Llagal TSF, made up of one main dam and three saddle dams, will contain all of the waste rock generated over the life of the Pueblo Viejo mine as well as process tailings up to 2028. In addition to solids storage, the Lower Llagal TSF is sized to provide storage for an operating pond and for extreme precipitation events. In conjunction with the plant expansion project, Barrick is currently in the design and permitting stages to construct the new El Naranjo TSF, which is intended to extend the mine life to the mid-2040s.

Age and Condition of Infrastructure

The mine initiated pre-stripping in 2010 and the mill was commissioned in 2012.

We do not have specific information about the physical condition of equipment and infrastructure at the site.

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

Barrick is currently completing work to advance studies for the construction of the new El Naranjo tailings impoundment facility, and permitting activities are underway.

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

Mineral Resources and Mineral Reserves

Table 1 Pueblo Viejo – Summary of Gold and Silver Mineral Resources at December 31, 2023,
Based on $1,700 Au and $21 Ag(1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Cut-Off Grades(4)	Metallurgical Recovery(5)
Measured Mineral Resources	11	1.41	7.97	ND	ND
Indicated Mineral Resources	50	1.52	7.48	ND	ND
Measured + Indicated Mineral Resources	61	1.42	7.57	ND	ND
Inferred Mineral Resources	4.6	1.6	8.1	ND	ND

(1)

Reported mineral resource is as of December 31, 2023. Barrick reports mineral resources pursuant to the CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

(2)	Mineral resources are presented independent of mineral reserves.

(3)

Our stream interest at Pueblo Viejo is 7.5% of payable gold until 990,000 ounces are delivered, 3.75% thereafter, and 75% of payable silver until 50 million ounces are delivered, and 37.5% thereafter. Mineral resources are disclosed on a 60% basis, as our stream agreement covers the 60% ownership share held by Barrick.

(4)	Specific cut-off grades for mineral resource estimates for Pueblo Viejo have not been disclosed by the operator.
(5)	Gold and silver metallurgical recovery assumptions for Pueblo Viejo have not been disclosed by the operator.

Table 2 Pueblo Viejo – Summary of Gold and Silver Mineral Reserves at December 31, 2023,
Based on $1,300 Au and $18 Ag(1),(2)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Cut-Off Grades(3)	Metallurgical Recovery(4)
Proven Mineral Reserves	39	2.28	13.15	ND	ND
Probable Mineral Reserves	140	2.10	13.26	ND	ND
Total Mineral Reserves	170	2.14	13.24	ND	ND

(1)

Reported mineral reserve is as of December 31, 2023. Barrick reports mineral reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

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

Change in Mineral Resources and Mineral Reserves from Prior Year

Between December 31, 2022 and December 31, 2023, measured and indicated gold mineral resources increased from 2.8 million to 3.5 million ounces (25%) and silver mineral resources increased from 15 million to 17 million ounces (13%). Proven and probable gold mineral reserves decreased from 12.3 million to 11.9 million ounces (3.3%) and silver mineral reserves decreased from 77 million to 74 million ounces (3.9%) net of mining depletion. This was primarily a result of mining depletion, offset by resource expansion due to ongoing exploration.

Recent Developments

Gold stream deliveries from Pueblo Viejo were approximately 25,400 ounces for the year ended December 31, 2023, compared to approximately 32,500 ounces for the year ended December 31, 2022. Gold production was impacted by lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion.

Silver stream deliveries were approximately 0.9 million ounces for the year ended December 31, 2023, compared to 1.2 million ounces for the year ended December 31, 2022. During the year ended December 31, 2023, an additional 341,000 ounces of silver deliveries were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate. If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of December 31, 2023, approximately 854,000 ounces remain deferred. We expect that silver recoveries could remain highly variable and material deliveries of deferred silver ounces are not expected until the plant expansion project is complete and is running at full production levels.

On February 14, 2024, Barrick provided an update on the plant expansion and mine life extension project at Pueblo Viejo.  According to Barrick, construction and commissioning activities for the plant expansion were substantially completed by the end of 2023. Reconstruction of the ore stockpile feed conveyor is underway after a failure reported in the fourth quarter, and Barrick now expects this reconstruction to be completed in the second quarter of 2024, which will allow the plant to reach full throughput. Barrick further reported that the focus during the first quarter of 2024 will be on the continued

stability and optimization of the flotation circuit. With respect to the mine life extension project, Barrick reported that the technical and social studies for additional tailings storage capacity at the El Naranjo facility continued to advance as planned. Geotechnical drilling and site investigations are ongoing and continue to support the feasibility study, due for completion in the third quarter of 2024.

Barrick is expecting its share of gold production at Pueblo Viejo to be 420,000 to 490,000 ounces in 2024 (60% basis).

Cortez

The disclosures below regarding Cortez are derived from the Technical Report on the Cortez Complex dated March 18, 2022 pursuant to NI 43-101 and CIM Standards, and from Barrick’s Technical Report Summary dated February 23, 2023, and from Barrick’s MD&A dated February 13, 2024 pursuant to NI 43-101. Barrick provides us with non-public mineral resource and mineral reserve updates specific to our royalty area in accordance with CIM Standards. While Barrick has announced updated mineral resources and mineral reserves for Cortez in its February 13, 2024 MD&A, as of the date of this disclosure, we have not yet received updates specific to our royalty area. Royal Gold requested information prepared pursuant to SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

Cortez is a series of large open pit and underground mines, utilizing mill and heap leach processing, which are operated by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick and Newmont with respect to their Nevada operations. We refer to the Cortez property and its multiple mines and projects as the Cortez Complex, and the terms “Cortez” and “Cortez Complex” are used interchangeably. The operation is located approximately 95 km southwest of Elko, in Lander County, Nevada, at 40.24°N latitude and 116.71°W longitude at an elevation of approximately 1,525 m (mill and administration facility).

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

We own multiple royalty interests at the Cortez Complex that have been acquired over time. Table 1 below summarizes those royalty interests for each of the deposits at the Cortez Complex. To simplify the overlapping royalties that cover each of the deposits, Table 1 also provides approximate blended royalty rates.

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

(3)	The overlapping royalties in the Legacy Zone are equivalent to an approximate 8% GSR royalty on production subject to this interest.
(4)	GSR1 and GSR2 are sliding-scale gross value royalties that vary from a rate of 0.4% at gold prices less than $210/oz to 5.0% at gold prices greater than $470/oz.
(5)	A small portion of the Crossroads deposit has a royalty rate of 4.91%.
(6)	NVR2 covers the south-east extension of the Goldrush Project on the Flying T Ranch.
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

We also own two additional royalties in the Cortez area where there is currently no production and no mineral resources or mineral reserves attributed to these royalty interests.

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

The Cortez Complex comprises the Pipeline, Crossroads, Cortez Hills, Cortez Pits and Gold Acres open pit operations, the Cortez Hills underground mining operation, and the Goldrush, Fourmile and Robertson development projects. The Fourmile project is 100% owned by Barrick and is not currently included in the NGM joint venture but may be contributed to the joint venture if certain criteria are met in the future.

Deposits within the Pipeline/Crossroads complex and Cortez Pits are mined by conventional open pit methods. Open pit operations moved 115 million tonnes of combined ore and waste in 2023. Two different mining methods are used at the underground operations, long-hole open stoping and drift-and-fill. Underground operations at Cortez Hills are based on an ore production rate of 3,500 tpd.

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

Mineral Resources and Mineral Reserves

Table 1 Cortez – Summary of Gold Mineral Resources at December 31, 2023,
Based on $1,700 Au (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	-	-	(4)	(5)
Indicated Mineral Resources	99	1.68	(4)	(5)
Measured + Indicated Mineral Resources	99	1.68	(4)	(5)
Inferred Mineral Resources	166	1.72	(4)	(5)

(1)

Reported mineral resource is as of December 31, 2023. Barrick reports mineral resources pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral resources determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral resources determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

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

(4)	Specific cut-off grades for mineral resource estimates for Cortez have not been disclosed by Barrick.
(5)	Metallurgical recovery assumptions for Cortez have not been disclosed by Barrick.

Table 2 Cortez – Summary of Gold Mineral Reserves at December 31, 2023,
Based on $1,300 Au and $18 Ag (1),(2)

	Amount Tonnes (M)	Au Grade gpt	Cut-Off Grade	Metallurgical Recovery
Proven Mineral Reserves	1.8	1.86	(3)	(4)
Probable Mineral Reserves	211	2.13	(3)	(4)
Total Mineral Reserves	213	2.15	(3)	(4)

(1)

Reported mineral reserve is as of December 31, 2023. Barrick reports mineral reserves pursuant to CIM Standards. SK1300 does not permit reciprocal recognition of mineral reserves determined under the mining disclosure regime of another jurisdiction. The amounts, grades and recovery of mineral reserves determined under SK1300 could vary from the disclosure set forth here. While the SK1300 definitions are substantially similar to those set forth in the CIM Standards, there are variations.

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

Change in Mineral Resources and Mineral Reserves from Prior Year

From December 31, 2022 to December 31, 2023, measured and indicated gold mineral resources have increased from 5.2 million to 5.4 million ounces (3%) and proven and probable gold mineral reserves have decreased from 15.7 million to 14.7 million ounces (6%), primarily as a result of mining depletion, partially offset by reserves replacement.

Recent Developments

Production attributable to our royalty interests at the Cortez Complex for the year ended December 31, 2023, was approximately 890,700 ounces of gold, of which 396,000 ounces were attributable to the Legacy Zone, and 494,700 ounces were attributable to the CC Zone, compared to approximately 414,100 ounces of gold for the year ended December 31, 2022, of which 299,800 ounces were attributable to the Legacy Zone, and 114,400 ounces were attributable to the CC Zone. The increase was primarily due to the addition of new royalties in 2022 that increased royalty coverage over producing areas within the Cortez Complex.

On December 11, 2023, Barrick reported that the ROD approving the plan of operations for the new Goldrush mine was issued by the BLM, approximately 6 months later than Barrick’s initial expectation. Barrick anticipates production to ramp up in 2024 after commissioning of the initial project infrastructure, and has forecasted gold production from Goldrush of 130,000 ounces in 2024, growing to approximately 400,000 ounces per year in 2028 (100% basis).

Further, on February 14, 2024, Barrick reported that production at the Cortez Complex in 2024 is expected to be lower in 2024 relative to 2023 primarily due to changes in the Crossroads resource model that are expected to reduce oxide mill feed. Barrick expects this reduction to be partially offset by a higher contribution from Goldrush, although the delay in receiving the ROD during 2023 has pushed some production at Goldrush from 2024 into 2025. Barrick is expecting gold production at the Cortez Complex to be 620,000 to 680,000 ounces in 2024 (100% basis).

Peñasquito

The disclosures below regarding Peñasquito are derived from the NI 43-101 Technical Report dated June 30, 2018 pursuant to NI 43-101 and CIM Standards, and the mineral resource and reserve updates are derived from Newmont’s 10-K dated December 31, 2022, pursuant to SK1300. Royal Gold requested information prepared in accordance with SK1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

Location

The Peñasquito open pit mine and ore processing facilities are located approximately 200 km northeast of the city of Zacatecas and 27 km west of the town of Concepción del Oro, Zacatecas, Mexico, at 24.65°N latitude and 101.68°W longitude.

The terrain is generally flat, with some rolling hills, and the prevailing elevation of the property is approximately 1,900 m above sea level. The climate is generally dry with precipitation being limited for the most part to a rainy season in the months of June and July. Annual precipitation for the area is approximately 700 mm.

Infrastructure

Infrastructure to support the mining and processing operation is in place and well established.

There are two access routes to the site. The first is via a turnoff from Highway 54 onto the State La Pardita road, then onto the Mazapil to Cedros State road. The second access is via the Salaverna by-pass road from Highway 54 approximately 25 km south of Concepción del Oro. The Salaverna by-pass is a new, purpose-built gravel road that eliminates the steep switchback sections of cobblestone road just west of Concepción Del Oro and passes the town of Mazapil. From Mazapil, this is a well-maintained gravel road that accesses the main gate of the mine.

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

Royalty Agreement

Under the Termination of Property Rights Agreement dated May 5, 1999, between Kennecott Exploration Company, Minera Kennecott S.A. de C.V. (together, “Kennecott”), Western Copper Holdings Ltd and Minera Western Copper S.A. de C.V., and assigned by Kennecott to Royal Gold in 2006 and as supplemented in 2012, we own a production payment equivalent to a 2.0% NSR royalty on all metal production from the Peñasquito open pit mine, located in the State of Zacatecas, Mexico, and operated by a subsidiary of Newmont.

Property Description

The Peñasquito mine is a production stage property comprised of two open pit surface mines and a complex flotation and pyrite leaching processing facility.

The open pit operation is undertaken using a conventional truck-and-shovel fleet that consists of five rope shovels, three hydraulic shovels, 3 front-end loaders paired with 82 haul trucks with a 312-tonne payload capacity, and nine blasthole drills.

The Peñasquito Operations currently consist of a sulfide plant that processes a maximum of 119,000 t/d of sulfide ore. The sulfide process plant design was based on a combination of metallurgical test work, previous study designs, and previous operating experience. The design is conventional to the gold industry and has no novel parameters.

The sulfide plant consists of the following units: coarse ore stockpile; grinding (semi-autogenous grind (SAG) and ball) mills circuit; augmented feed circuit (cone crusher, pebble crusher and high-pressure grind roll (HPGR)) and carbon, lead and zinc flotation circuits.

A pyrite leach process circuit treats the zinc rougher tailing from the concentrator for recovery of residual gold and silver. The process comprises pyrite rougher and cleaner flotation, pre-cleaner concentrate regrinding, pyrite thickening, and post-cleaner regrind, agitated tank leaching, counter-current decantation, Merrill-Crowe precipitation, precious metals refining and a cyanide detoxification circuit. The pyrite leach process circuit produces doré bars.

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

Mineral Resources and Mineral Reserves

Table 1 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Resources at December 31, 2022,
Based on $1,600 Au, $23.00 Ag, $1.20 Pb, and $1.45 Zn (1),(2),(3)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Pb Grade %	Zn Grade %	Cut-Off Grade	Metallurgical Recovery
Measured Mineral Resources	47.4	0.25	23.94	0.26	0.62	(4)	(5)
Indicated Mineral Resources	263.5	0.25	23.99	0.23	0.53	(4)	(5)
Measured + Indicated Mineral Resources	310.9	0.26	23.98	0.23	0.54	(4)	(5)
Inferred Mineral Resources	84.7	0.41	27.24	0.23	0.53	(4)	(5)

(1)	Reported mineral resource is as of December 31, 2022. Newmont reports mineral resources pursuant to SK1300.
(2)	Mineral resources are presented exclusive of mineral reserves.
(3)	Our interest at Peñasquito is a 2.0% NSR on all metals. The mineral resources listed are 100% of the mineral resources to which our royalty interest applies.
(4)	Gold cut-off grade varies with level of silver, lead, and zinc credits. Specific cut-off grades have not been disclosed by the operator.
(5)	Peñasquito mineral resources are presented assuming a 69% average metallurgical recovery for gold, 87% recovery for silver, 81% recovery for zinc, and 72% recovery for lead.

Table 2 Peñasquito – Summary of Gold, Silver, Lead, and Zinc Mineral Reserves at December 31, 2022,
Based on $1,400 Au, $20,00 Ag, $1.00 Pb, and $1.20 Zn (1),(2)

	Amount Tonnes (M)	Au Grade gpt	Ag Grade gpt	Pb Grade %	Zn Grade %	Cut-Of Grade	Metallurgical Recovery
Proven Mineral Reserves	104.4	0.58	38.00	0.36	0.94	(3)	(4)
Probable Mineral Reserves	212.0	0.51	32.04	0.31	0.72	(3)	(4)
Total Mineral Reserves	316.4	0.53	34.01	0.33	0.79	(3)	(4)

(1)	Reported mineral reserve is as of December 31, 2022. Newmont reports mineral reserves pursuant to SK1300.
(2)	Our interest at Peñasquito is a 2.0% NSR on all metals. The mineral reserves listed are 100% of the mineral reserves to which our royalty interest applies.
(3)	Gold cut-off grade varies with level of silver, lead, and zinc credits. Specific cut-off grades have not been disclosed by the operator.
(4)	Peñasquito mineral reserves are presented assuming a 69% average metallurgical recovery for gold, 86% recovery for silver, 81% recovery for zinc, and 72% recovery for lead.

Change in Mineral Resources and Mineral Reserves from Prior Year

The previous mineral resources and mineral reserves reported by Newmont were as of December 31, 2021. Compared to the previous statement, Newmont’s reported 2022 reserves and resources showed a decrease in mineral reserves primarily a result of mining depletion and an increase in mineral resources due to a positive revision at Peñasquito, as summarized in the following table.

	Proven and Probable Mineral Reserves			Measured and Indicated Mineral Resources
	12/31/2021	12/31/2022	% Change	12/31/2021	12/31/2022	% Change
Au ounces (M)	6.3	5.4	-15%	1.80	2.58	+45%
Ag ounces (M)	392.9	346.1	-12%	175.6	239.8	+37%
Pb Lbs. (B)	2.58	2.29	-11%	1.21	1.61	+33%
Zn Lbs. (B)	6.24	5.53	-11%	2.68	3.73	+39%

Recent Developments

During the year ended December 31, 2023, gold production reported for our royalty interest at Peñasquito was approximately 129,600 ounces; silver production was approximately 16.7 million ounces; lead production was approximately 107 million pounds; and zinc production was approximately 222 million pounds. During the year ended December 31, 2022, gold production reported for our royalty interest was approximately 573,000 ounces; silver production was approximately 29.7 million ounces; lead production was approximately 147 million pounds; and zinc production was approximately 373 million pounds.

The decrease in production was primarily due to the strike from June 7, 2023 through October 13, 2023 at Peñasquito by the National Union of Mine and Metal Workers of the Mexican Republic ("the Union"). On October 26, 2023, Newmont reported that a definitive agreement between Newmont and the Union was reached on October 13, 2023, ramp-up of operations had commenced, and that operations at Peñasquito were expected to reach full operating capacity by the end of the fourth quarter of 2023.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of February 1, 2024, are as follows:

William Heissenbuttel, 58, has more than 36 years of corporate finance experience, including almost 30 years in project and corporate finance in the metals and mining industry. Mr. Heissenbuttel was appointed our President and Chief Executive Officer and a Class I director, effective January 2020. Previously, he served as our Chief Financial Officer and Vice President Strategy from June 2018 to January 2020, Vice President Corporate Development from 2007 to June 2018, Vice President Operations from 2015 to June 2016, and Manager Corporate Development from 2006 to 2007. Prior to joining Royal Gold, Mr. Heissenbuttel served as Senior Vice President from 2000 to 2006 and Vice President from 1999 to 2000 at N M Rothschild & Sons (Denver) Inc. From 1994 to 1999, he served as Vice President and then Group Vice President at ABN AMRO Bank N.V. From 1987 to 1994, he was a Senior Credit Analyst and an Associate at Chemical Bank Manufacturers Hanover. Mr. Heissenbuttel holds a Master of Business Administration degree from the University of Chicago and a Bachelor of Arts degree from Northwestern University.

Daniel Breeze, 51, has more than 26 years of technical and commercial experience across international markets. Mr. Breeze has served as Vice President Corporate Development of our wholly owned subsidiary, RGLD Gold AG, since January 2019 and is a member of the Board of Directors of RGLD Gold AG. Before joining Royal Gold, Mr. Breeze worked for Bank of Montreal from 2010 to December 2018, serving most recently as Managing Director, Equities, for BMO Capital Markets, based in Zürich, Switzerland, where he was focused primarily on the mining sector. Previously, Mr. Breeze was a member of the Equities Group at UBS Investment Bank where he worked extensively with North American and European mining companies across the commodity spectrum. Prior to his banking career, Mr. Breeze was a member of the geotechnical and mining team at Golder Associates. Mr. Breeze holds Master of Engineering and Master of Business Administration degrees from the University of Toronto and a Bachelor of Science degree in Civil Engineering from the University of Manitoba. Mr. Breeze is also a registered Professional Engineer.

Paul Libner, 50, has more than 27 years of finance and accounting experience. Mr. Libner has served as our Chief Financial Officer and Treasurer since January 2020. Previously, he served as our Controller and Treasurer from June 2018 to January 2020 and Controller from 2004 to May 2018. Mr. Libner began his career with Ernst & Young where he provided audit and business advisory services, primarily for the financial services and healthcare industries, and later held various finance and accounting roles within the financial services industry. Mr. Libner holds a Bachelor of Science degree and Master of Accountancy degree from the University of Denver.

Martin Raffield, 55, has over 30 years of underground and open pit mining experience in operational, corporate, construction and consulting roles in North and South America, Africa and Europe. Prior to joining Royal Gold as Vice President, Operations in January 2022, Dr. Raffield operated an independent consulting company during 2021. From November 2019 to September 2020, he was the Executive Vice President and Chief Operating Officer of Harte Gold Corp. Dr. Raffield served Golden Star Resources as Executive Vice President and Chief Technical Officer in 2019 and Senior Vice President, Project Development and Technical Services from 2011 to 2018. From 2007 to 2010 he was engaged by SRK Consulting (USA) as Principal Consultant and Practice Leader. Prior to 2007 he held various operational positions in Canada and South Africa with Breakwater Resources, Placer Dome and Johannesburg Consolidated Investments, including Mining Manager at Myra Falls Mine, Mine Superintendent and Chief Engineer at Campbell Mine and Manager Rock Engineering at South Deep Mine. Dr. Raffield holds a Ph.D. in geotechnical engineering and a B.Sc. in mining geology from Cardiff University in the United Kingdom.

Randy Shefman, 51, has more than 24 years of legal experience in international transactions across the mining, oil and gas, and power sectors. He joined Royal Gold in 2011 as Associate General Counsel and served in that capacity until his appointment as Vice President and General Counsel in January 2020. Prior to Royal Gold, Mr. Shefman was in private legal practice with regional and international law firms, including LeBouef Lamb Greene & MacRae, Holland & Hart, and Hogan Lovells. Mr. Shefman holds an LL.M. degree in Environmental and Natural Resources Law and Policy from the University of Denver, a J.D. degree from the University of Colorado, and a Bachelor of Arts degree in history from the University of Michigan.

David R. Crandall, 41, has advised companies regarding corporate governance, SEC reporting, capital markets, and transactional matters for over 16 years. He joined Royal Gold as Vice President, Corporate Secretary and Chief Compliance Officer in February 2024. Before joining Royal Gold, Mr. Crandall was in private legal practice, most recently as a partner at Hogan Lovells since 2017 and previously in other roles at Hogan Lovells and other international law firms. Mr. Crandall holds a J.D. degree from Stanford Law School and a Bachelor of Arts degree from Johns Hopkins University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “RGLD.” As of February 8, 2024, we had 776 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

On November 14, 2023, we announced an increase in our annual dividend for calendar year 2024 from $1.50 to $1.60 per share, payable on a quarterly basis of $0.40 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2023. We have steadily increased our annual dividend for 23 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for Royal Gold, the S&P 500 Index, and the PHLX Gold and Silver Index for the five years ended December 31, 2023. The graph assumes $100 was invested in each of stock or index as of the market close on December 31, 2018. Past stock price performance is not necessarily indicative of future stock price performance.

	December 31,
	2023	2022	2021	2020	2019	2018
RGLD	$150	$138	$127	$27	$144	$100
S&P 500	$207	$164	$200	$156	$131	$100
PHLX gold/silver Index	$192	$181	$194	$208	$153	$100

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Presentation

This Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. Due to our change in fiscal year from June 30 to December 31, the comparative year ended December 31, 2021 was unaudited. A discussion of the changes in our financial condition and results of operations for the year ended December 31, 2022, the six month transition period ended December 31, 2021 and fiscal year ended June 30, 2021 has been omitted from this report, but may be found in Item 7. MD&A, of our Annual Reports on Form 10-K for the year ended December 31, 2022, the six month transition period ended December 31, 2021 and the year ended June 30, 2021, filed with the SEC on February 16, 2023, February 17, 2022 and August 12, 2021, respectively, which are available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.

Overview of Our Business

We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production, development or exploration stage in exchange for stream or royalty interests.

We manage our business under two segments:

●	Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2023, we owned nine stream interests, which are on eight production stage properties and one development stage property. Stream interests accounted for 69% of our total revenue for the years ended December 31, 2023 and 2022. We expect stream interests to continue representing a significant portion of our total revenue.

●	Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2023, we owned royalty interests on 29 production stage properties, 21 development stage properties and 119 exploration stage properties, of which we consider 52 to be evaluation stage properties. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 31% of our total revenue for the years ended December 31, 2023 and 2022.

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

For the years ended December 31, 2023, and 2022, the average prices and percentages of revenue by metal were as follows:

	Year Ended
	December 31, 2023		December 31, 2022
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$1,941	76%	$1,800	73%
Silver ($/ounce)(1)	$23.35	12%	$21.73	11%
Copper ($/pound)(2)	$3.85	9%	$3.99	12%
Other	N/A	3%	N/A	4%

(1) Based on the average LBMA Price for the period.

(2) Based on the average LME Price for the period.

Cost Support Agreement for Mount Milligan

On February 13, 2024, we entered into a Cost Support Agreement with Centerra to incentivize Centerra to continue to invest and maximize the value of the large mineral endowment at Mount Milligan. The Cost Support Agreement is expected to provide a basis for a reserve increase and extension of the Mount Milligan mine life to 2035. Please refer to Part I, Item 2, Properties, of this report for additional information regarding the Cost Support Agreement.

Operators’ Production Estimates by Stream and Royalty Interest for Calendar 2023

We received annual production estimates from many of the operators of our producing mines during the first calendar quarter of 2023. In some instances, an operator may revise its original calendar year guidance throughout the year. The following table shows these production estimates for our principal producing properties for calendar 2023 as well as the actual production reported to us by the various operators through December 31, 2023. The estimates and production reports are prepared by the operators. We do not participate in the preparation or calculation of the operators’ estimates or production reports and have not independently assessed or verified, and disclaim all responsibility for, the accuracy of this information. Please refer to Part I, Item 2, Properties, of this report for further discussion on any updates at our principal producing properties.

Operators’ Estimated and Actual Production by Stream and Royalty Interest for Calendar Year 2023

Principal Production Stage Properties

	Calendar Year 2023 Operator’s Production			Calendar Year 2023 Operator’s Production
	Estimate(1)			Actual(2)
	Gold	Silver	Base Metals	Gold	Silver	Base Metals
Stream/Royalty	(oz.)	(oz.)	(lbs.)	(oz.)	(oz.)	(lbs.)
Stream:
Andacollo(3)	22,000 - 27,000			23,400
Mount Milligan(4)	150,000 - 160,000			154,400
Copper			60 - 70 Million			62 Million
Pueblo Viejo(5)	470,000 - 520,000	N/A		335,000	N/A
Khoemacau(6)		1.5 - 1.7 Million			1.5 Million
Royalty:
Cortez(7)	940,000 - 1,060,000			893,000
Peñasquito(8)	N/A	N/A		123,000	13.8 Million
Lead			N/A			86 Million
Zinc			N/A			180 Million
(1)	Production estimates received from our operators are for calendar year 2023. Please also refer to our cautionary language regarding forward-looking statements following this MD&A, as well as the Risk Factors identified in Part I, Item 1A, of this report for information regarding factors that could affect actual results.
(2)	Actual production figures shown are from our operators and cover the period January 1, 2023, through December 31, 2023, unless otherwise noted in footnotes to this table. Such amounts may differ from our reported revenue and production and are not reduced to show the production attributable to our interests.
(3)	The estimated and actual production figures shown for Andacollo are contained gold in concentrate. Deliveries to Royal Gold are determined using a fixed gold payability factor of 89%.
(4)	The estimated and actual production figures shown for Mount Milligan are payable gold and copper in concentrate. Deliveries to Royal Gold are determined using a fixed payability factor of 97% for gold and a minimum payability factor of 95% for copper. Actual production figures are for the period January 1, 2023, through September 30, 2023.
(5)	The estimated and actual production figures shown for Pueblo Viejo are payable gold in doré and represent the 60% interest in Pueblo Viejo held by Barrick. Barrick did not provide estimated or actual silver production. Deliveries to Royal Gold are determined using a fixed payability factors of 99.9% for gold and 99% for silver.
(6)	The estimated and actual production figures for Khoemacau are payable silver in concentrate. Deliveries to Royal Gold are determined using a fixed silver payability factor of 90%.
(7)	The estimated and actual production figures for Cortez include the entirety of the Cortez Complex. Barrick reports production from the entirety of the Cortez Complex and does not report production separately for the Legacy Zone and CC Zone. Production estimates for the Legacy Zone are provided to us by Barrick and production estimates for 100% of the Cortez Complex are publicly disclosed by Barrick.
(8)	The gold and silver production figures shown for Peñasquito are payable gold and silver in concentrate and doré. The lead and zinc production figures shown are payable lead and zinc in concentrate. Actual production figures are for the period January 1, 2023 through September 30, 2023, and no production occurred during the third quarter of 2023 due to the suspension of operations resulting from a strike action on June 7, 2023. Estimated production figures are not available as 2023 production guidance was withdrawn by Newmont on July 20, 2023, due to the suspension of operations

Results of Operations

Year Ended December 31, 2023, Compared with Year Ended December 31, 2022 (In thousands, except share data)

For the year ended December 31, 2023, we recorded net income attributable to Royal Gold stockholders of $239.4 million, or $3.64 per basic share and $3.63 per diluted share, as compared to net income attributable to Royal Gold stockholders of $239.0 million, or $3.64 per basic and $3.63 per diluted share, for the year ended December 31, 2022.

For the year ended December 31, 2023, we recognized total revenue of $605.7 million, which is comprised of stream revenue of $418.3 million and royalty revenue of $187.4 million, at an average gold price of $1,941 per ounce, an average silver price of $23.35 per ounce and an average copper price of $3.85 per pound, compared to total revenue of $603.2 million, which is comprised of stream revenue of $417.8 million and royalty revenue of $185.4 million, at an average gold price of $1,800 per ounce, an average silver price of $21.73 per ounce and an average copper price of $3.99 per pound, for the year ended December 31, 2022.

Revenue and the corresponding production attributable to our stream and royalty interests, for the year ended December 31, 2023, compared to the year ended December 31, 2022, is as follows:

Revenue and Reported Production Subject to our Stream and Royalty Interests

Year Ended December 31, 2023 and 2022

(In thousands, except reported production in oz. and lbs.)

		Year Ended			Year Ended
		December 31, 2023			December 31, 2022
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$158,167			$180,543
	Gold		58,000	oz.		67,800	oz.
	Copper		11.8	Mlbs.		14.8	Mlbs.
Pueblo Viejo		$76,247			$85,863
	Gold		27,100	oz.		33,200	oz.
	Silver		1.0	Moz.		1.2	Moz.
Andacollo	Gold	$48,920	25,500	oz.	$47,347	26,200	oz.
Khoemacau	Silver	$34,602	1.5	Moz.	$18,786	887,700	oz.
Other(3)		$100,344			$85,254
	Gold		48,500	oz.		44,300	oz.
	Silver		270,100	oz.		225,400	oz.
Total stream revenue		$418,280			$417,793

Royalty(2):
Cortez Legacy Zone	Gold	$79,920	396,000	oz.	$47,769	299,800	oz.
Cortez CC Zone	Gold	14,626	494,700	oz.	2,790	114,400	oz.
Peñasquito		$17,772			$43,165
	Gold		129,600	oz.		572,600	oz.
	Silver		16.7	Moz.		29.7	Moz.
	Lead		106.9	Mlbs.		146.8	Mlbs.
	Zinc		222.4	Mlbs.		373.1	Mlbs.
Other(3)	Various	$75,119	N/A		$91,689	N/A
Total royalty revenue		$187,437			$185,413
Total revenue		$605,717			$603,206
(1)	Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the years ended December 31, 2023 and 2022, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)	Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)	Individually, with the exception of the Rainy River stream (6.4% for the year ended December 31, 2023 and 5.3% for the year ended December 31, 2022) and Wassa (5.4% for the year ended December 31, 2023 and 5.2% for the year ended December 31, 2022), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.

The increase in our total revenue for the year ended December 31, 2023, compared with the year ended December 31, 2022, resulted primarily from higher gold production at the Cortez Legacy Zone, the new Cortez royalties acquired in 2022 and higher gold and silver prices when compared to the prior year. These increases were partially offset by an approximate 4 month suspension of operations at Peñasquito commencing in June 2023 due to a strike by the Union and lower gold and copper sales at Mount Milligan compared to the prior year.

Gold and silver ounces and copper pounds purchased and sold during the year ended December 31, 2023 and 2022, as well as gold, silver and copper in inventory as of December 31, 2023 and 2022, for our stream interests were as follows:

	Year Ended		Year Ended		As of	As of
	December 31, 2023		December 31, 2022		December 31, 2023	December 31, 2022
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	56,800	58,000	68,900	67,800	4,000	5,200
Pueblo Viejo	25,400	27,100	32,500	33,200	6,200	7,900
Andacollo	22,500	25,500	27,700	26,200	800	3,800
Other	48,600	48,500	44,600	44,300	4,200	4,100
Total	153,300	159,100	173,700	171,500	15,200	21,000

	Year Ended		Year Ended		As of	As of
	December 31, 2023		December 31, 2022		December 31, 2023	December 31, 2022
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	1,516,400	1,487,000	951,500	887,700	135,300	105,900
Pueblo Viejo	907,000	1,021,900	1,238,600	1,216,700	223,000	337,800
Other	277,500	270,100	238,600	225,400	24,800	17,500
Total	2,700,900	2,779,000	2,428,700	2,329,800	383,100	461,200

	Year Ended		Year Ended		As of	As of
	December 31, 2023		December 31, 2022		December 31, 2023	December 31, 2022
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	10.9	11.8	14.8	14.8	—	0.9

Cost of sales decreased to $90.5 million for the year ended December 31, 2023, from $94.6 million for the year ended December 31, 2022. The decrease was primarily due to lower gold and copper sales at Mount Milligan and lower gold and silver sales at Pueblo Viejo when compared to the prior year. This decrease was partially offset by higher silver sales at Khoemacau when compared to the prior year. Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver or copper (Mount Milligan) spot price near the date of metal delivery.

General and administrative costs increased to $39.8 million for the year ended December 31, 2023, from $34.6 million for the year ended December 31, 2022. The increase was primarily due to higher corporate costs and an increase in non-cash stock compensation expense.

Depreciation, depletion and amortization decreased to $164.9 million for the year ended December 31, 2023, from $178.9 million for the year ended December 31, 2022. The decrease was primarily due to lower depletion rates at Pueblo Viejo as a result of proven and probable mineral reserve increases when compared to the prior year. The decrease was partially offset by higher depletion expense at Khoemacau due to the ramp-up of production in 2023 and additional depletion from the newly acquired royalties at Cortez in 2022.

There were no impairment charges on any of our stream or royalty interests for the year ended December 31, 2023. During the year ended December 31, 2022, we recognized an impairment loss of $4.3 million on the carrying value of a non-principal exploration stage royalty due to new legal information received. Refer to Note 4 of our notes to consolidated financial statements for further discussion on the impairment.

Interest and other expense increased to $30.9 million for the year ended December 31, 2023, from $17.2 million for the year ended December 31, 2022. The increase in the current period was primarily attributable to higher interest expense as a result of higher interest rates when compared to the prior period. The all-in interest rates as of December 31, 2023 and 2022, were 6.56% and 5.93%, respectively. Refer to Note 5 of our notes to consolidated financial statements for further discussion on our debt.

Income tax expense was $42.0 million for the year ended December 31, 2023, as compared to $32.9 million for the year ended December 31, 2022, which resulted in an effective tax rate of 14.9% in the current period and 12.1% in the prior period. The effective tax rates for the years ended December 31, 2023 and 2022, were primarily impacted by the release of valuation allowances on certain foreign deferred tax assets.

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

At December 31, 2023, we had working capital of $95 million, including $104.2 million of cash and equivalents. This compares to working capital of $122.2 million, including $118.6 million of cash and equivalents at December 31, 2022. The decrease in our working capital was primarily due to a decrease in our available cash, which resulted from increased debt repayments during the current period.

During the year ended December 31, 2023, liquidity needs were met from $415.8 million in net cash provided by operating activities and our available cash resources. Working capital, combined with the $750 million of available capacity under our revolving credit facility, resulted in approximately $845 million of total liquidity at December 31, 2023. Refer to Note 5 of our notes to consolidated financial statements and below (“Recent Liquidity and Capital Resource Developments”) for further discussion on our debt.

At December 31, 2023, our contractual cash obligations are solely comprised of operating leases. We believe we will be able to fund all current cash obligations from net cash provided by operating activities. For additional information on our operating leases, see Note 6 of our notes to consolidated financial statements.

Please refer to our risk factors included in Part I, Item 1A of this report for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity and Capital Resource Developments

Revolving Credit Facility Repayment

On December 6, 2023, we made a $75 million principal payment towards the outstanding balance on the revolving credit facility leaving $750 million available as of December 31, 2023.

Dividend Increase

On November 14, 2023, we announced an increase in our annual dividend for calendar year 2024 from $1.50 to $1.60 per share, payable on a quarterly basis of $0.40 per share. The newly declared dividend is 7% higher than the dividend paid during calendar year 2023. We have steadily increased our annual dividend for 23 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities totaled $415.8 million for the year ended December 31, 2023, compared to $417.3 million for the year ended December 31, 2022. The decrease was primarily due to higher interest paid on the outstanding revolving credit facility compared to the prior period. This decrease was partially offset by higher proceeds received from our stream and royalty interests, net of cost of sales, compared to the prior period.

Investing Activities

Net cash used in investing activities totaled $2.8 million for the year ended December 31, 2023, compared to net cash used in investing activities of $922.9 million for the year ended December 31, 2022. The decrease over the prior period was primarily due to the new royalty acquisitions during the year ended December 31, 2022.

Financing Activities

Net cash used in financing activities totaled $427.4 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $480.6 million for the year ended December 31, 2022. The change was primarily due to an increase in the debt outstanding for the year ended December 31, 2022 of $575 million that was used to fund acquisitions of our new royalty interests at Cortez and the Great Bear Project, and the repayment of $325 million of debt outstanding during the current period.

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 of our notes to consolidated financial statements for a discussion of the impairment assessment results for the years ended December 31, 2023 and 2022.

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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, the following: statements about our expected financial performance and outlook, including sale volume, revenue, expenses, tax rates, earnings or cash flow; operators’ expected operating and financial performance, including production, deliveries, mine plans, environmental and feasibility studies, technical reports, estimates of mineral resources and mineral reserves, development, cash flows and liquidity, capital requirements and capital expenditures; influence on our operators’ operations; benefits from acquisitions; receipt and timing of metal deliveries; liquidity, capital resources, financing and stockholder returns; borrowings and repayments under our revolving credit facility; growing our portfolio of assets; the materiality of properties within our portfolio; impact of inadequately assessing new acquisitions; macroeconomic and market conditions; impacts of climate change; diversity and inclusion efforts; returns on investments; sufficiency of contractual protections; adoption of new accounting standards; valuation allowances; assumptions related to fair value of equity awards; prices for gold, silver, copper, nickel and other metals; potential impairments; and tax changes.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, or operational disruptions; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other factors described elsewhere in this report, including in Item 1A – Risk Factors. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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

During the year ended December 31, 2023, we reported revenue of $605.7 million, with an average gold price for the period of $1,941 per ounce (based on the LBMA Price), an average silver price of $23.35 per ounce (based on the LBMA Price), and an average copper price of $3.85 per pound (based on the LME Price). The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the year ended December 31, 2023:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	76%	$46.5 million
Silver	12%	$4.2 million
Copper	9%	$10.3 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the years ended December 31, 2023 and 2022, the six-month period ended December 31, 2021, and the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, the six-month period ended December 31, 2021, and the year ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Impairment Assessment of Stream and Royalty Interests in Mineral Properties

Description of the Matter

At December 31, 2023, the Company’s stream and royalty interest balance totaled $3.1 billion. As more fully described in Note 4 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, significant changes in estimates of forecasted gold, silver, copper and other metal prices, significant changes in operators’ estimates of proven and probable reserves and/or mineral resources and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests may not occur or may be significantly reduced in the future or otherwise that the Company's stream and royalty interest balance may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses estimates that include, among others, assumptions about forecasted gold, silver, copper and other metal prices and total future production using reserve or other relevant information reported by the operators. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that production will likely not occur or may be significantly reduced in the future, or otherwise that the Company's stream and royalty interest balance may not be recoverable, requires significant judgment.

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

Denver, Colorado

February 15, 2024

ROYAL GOLD, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$104,167	$118,586
Royalty receivables	48,884	49,405
Income tax receivable	2,676	3,066
Stream inventory	9,788	12,656
Prepaid expenses and other	1,911	2,120
Total current assets	167,426	185,833
Stream and royalty interests, net (Note 4)	3,075,574	3,237,402
Other assets	118,057	111,287
Total assets	$3,361,057	$3,534,522
LIABILITIES
Accounts payable	$11,441	$6,686
Dividends payable	26,292	24,627
Income tax payable	15,557	16,065
Other current liabilities	19,132	16,209
Total current liabilities	72,422	63,587
Debt (Note 5)	245,967	571,572
Deferred tax liabilities	134,299	138,156
Other liabilities	7,728	7,738
Total liabilities	460,416	781,053
Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,631,760 and 65,592,597 shares outstanding, respectively	656	656
Additional paid-in capital	2,221,039	2,213,123
Accumulated earnings	666,522	527,314
Total Royal Gold stockholders’ equity	2,888,217	2,741,093
Non-controlling interests	12,424	12,376
Total equity	2,900,641	2,753,469
Total liabilities and equity	$3,361,057	$3,534,522

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share data)

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Revenue (Note 7)	$605,717	$603,206	$342,952	$615,856

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	90,523	94,642	52,329	92,898
General and administrative	39,761	34,612	15,163	28,387
Production taxes	7,294	7,021	4,412	6,743
Exploration costs	—	—	—	563
Depreciation, depletion and amortization	164,937	178,935	99,685	183,569
Impairment of royalty interests	—	4,287	—	—
Total costs and expenses	302,515	319,497	171,589	312,160

Gain on sale of Peak Gold JV interest	—	—	—	33,906
Operating income	303,202	283,709	171,363	337,602

Fair value changes in equity securities	(147)	(1,503)	(1,350)	6,017
Interest and other income	9,952	7,832	1,610	2,443
Interest and other expense	(30,867)	(17,170)	(2,787)	(6,419)
Income before income taxes	282,140	272,868	168,836	339,643

Income tax expense	(42,008)	(32,926)	(30,008)	(36,867)
Net income and comprehensive income	240,132	239,942	138,828	302,776
Net income and comprehensive income attributable to non-controlling interests	(692)	(960)	(489)	(244)
Net income and comprehensive income attributable to Royal Gold common stockholders	$239,440	$238,982	$138,339	$302,532
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$3.64	$3.64	$2.11	$4.61
Basic weighted average shares outstanding	65,613,002	65,576,995	65,560,468	65,546,400
Diluted earnings per share	$3.63	$3.63	$2.10	$4.60
Diluted weighted average shares outstanding	65,739,110	65,661,748	65,624,567	65,627,591
Cash dividends declared per common share	$1.525	$1.425	$0.65	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Changes in Equity

(In thousands, except share data)

	Royal Gold Stockholders

			Additional
	Common Shares		Paid-In	Accumulated	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at June 30, 2020	65,531,288	$655	$2,210,429	$61,133	$29,902	$2,302,119
Stock-based compensation and related share issuances	19,773	1	4,263	—	—	4,264
Sale of Peak Gold JV interest	—	—	(10,829)		(16,218)	(27,047)
Distributions to non-controlling interests	—	—	—	—	(1,281)	(1,281)
Net income	—	—	—	302,532	244	302,776
Dividends declared	—	—	—	(77,416)	—	(77,416)
Balance at June 30, 2021	65,551,061	$656	$2,203,863	$286,249	$12,647	$2,503,415
Stock-based compensation and related share issuances	13,303	—	2,296	—	—	2,296
Distributions to non-controlling interests	—	—	—	—	(669)	(669)
Net income	—	—	—	138,339	489	138,828
Dividends declared	—	—	—	(42,659)	—	(42,659)
Balance at December 31, 2021	65,564,364	$656	$2,206,159	$381,929	$12,467	$2,601,211
Stock-based compensation and related share issuances	28,233	—	6,964	—	—	6,964
Distributions to non-controlling interests	—	—	—	—	(1,051)	(1,051)
Net income	—	—	—	238,982	960	239,942
Dividends declared	—	—	—	(93,597)	—	(93,597)
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	39,163	—	7,916	—	—	7,916
Distributions to non-controlling interests	—	—	—	—	(644)	(644)
Net income	—	—	—	239,440	692	240,132
Dividends declared	—	—	—	(100,232)	—	(100,232)
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Cash flows from operating activities:
Net income and comprehensive income	$240,132	$239,942	$138,828	$302,776
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	164,937	178,935	99,685	183,569
Gain on sale of Peak Gold JV interest	—	—	—	(33,906)
Non-cash employee stock compensation expense	9,696	8,411	3,218	5,730
Fair value changes in equity securities	147	1,503	1,350	(6,017)
Deferred tax (benefit) expense	(6,469)	(19,836)	2,510	456
Impairment of royalty interests	—	4,287	—	—
Other	779	979	1,090	971
Changes in assets and liabilities:
Royalty receivables	521	4,683	(6,846)	(19,552)
Stream inventory	2,868	(1,049)	6,077	(6,014)
Income tax receivable	390	1,849	(396)	(2,085)
Prepaid expenses and other assets	(4,369)	(3,908)	(1,374)	318
Accounts payable	4,756	211	76	3,237
Income tax payable	(508)	(3,005)	4,591	1,156
Uncertain tax positions	—	—	(910)	(24,518)
Other liabilities	2,912	4,343	884	1,030
Net cash provided by operating activities	$415,792	$417,345	$248,783	$407,151

Cash flows from investing activities:
Acquisition of stream and royalty interests	(2,678)	(922,155)	(281,066)	(168,147)
Khoemacau subordinated debt facility	—	—	(7,000)	(18,000)
Proceeds from sale of Peak Gold JV interest	—	—	—	49,154
Proceeds from sale of Contango shares	—	—	—	12,146
Proceeds from sale of equity securities	—	—	—	8,651
Other	(151)	(721)	(64)	(541)
Net cash used in investing activities	$(2,829)	$(922,876)	$(288,130)	$(116,737)

Cash flows from financing activities:
Repayment of debt	(325,000)	(125,000)	(100,000)	(305,000)
Borrowings from revolving credit facility	—	700,000	100,000	—
Net payments from issuance of common stock	(1,383)	(1,447)	(921)	(1,465)
Common stock dividends	(98,567)	(91,925)	(39,374)	(76,099)
Other	(2,432)	(1,062)	(2,723)	(1,062)
Net cash (used in) provided by financing activities	$(427,382)	$480,566	$(43,018)	$(383,626)
Net decrease in cash and equivalents	(14,419)	(24,965)	(82,365)	(93,212)
Cash and equivalents at beginning of period	118,586	143,551	225,916	319,128
Cash and equivalents at end of period	$104,167	$118,586	$143,551	$225,916

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

Basis of Consolidation

The consolidated financial statements include the accounts of Royal Gold, Inc. and its majority owned or controlled subsidiaries. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation.

Cash and Equivalents

Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of December 31, 2023 and 2022.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Estimates of gold, silver, copper, and other metal prices, and operators’ estimates of proven and probable mineral reserves or mineral resources related to our stream or royalty properties are subject to certain risks and uncertainties which may affect the recoverability of our investment in these stream and royalty interests in mineral properties. It is possible that changes could occur to these estimates, which could adversely affect the net cash flows expected to be generated from these stream and royalty interests. Refer to Note 4 for discussion and the results of our impairment assessments for the years ended December 31, 2023, December 31, 2022, six months ended December 31, 2021, and fiscal year ended June 30, 2021.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Additional Royalty Interests on Cortez Complex

On December 29, 2022, we acquired two portions of a gross smelter return royalty (the “Idaho Royalty”) that together cover a large area including the Cortez mine operational area and the entirety of the Fourmile development project in Nevada (the “Cortez Complex”) from certain holders who are successors in interest to Idaho Mining Corporation for cash consideration of $204.1 million. The area within the Cortez Complex is owned or controlled by Nevada Gold Mines LLC (“NGM”), a joint venture between Barrick Gold Corporation (“Barrick”) and Newmont Corporation, with the exception of the Fourmile development project which is 100% owned and operated by Barrick. The Idaho Royalty comprises a 0.24% gross royalty that covers areas including the Pipeline and Crossroads deposits and a 0.45% gross royalty that covers areas including the Cortez Hills, Goldrush, Fourmile and Robertson deposits. The Idaho Royalty is life of mine, not subject to any stepdowns or caps, and has no applicable deductions. The purchase price was funded with our available revolving credit facility (Note 5) and cash on hand.

The acquisition has been accounted for as an asset acquisition and the $204.1 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $73.4 million and $130.7 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage portion of the Idaho Royalty is depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by NGM.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The acquisition has been accounted for as an asset acquisition and the $525 million cash consideration, plus direct acquisition costs, have been recorded and allocated between production and exploration stage royalty interests (Note 4) within Stream and royalty interests, net on our consolidated balance sheets. On the date of acquisition, $199 million and $326 million was allocated to production stage and exploration stage royalty interests, respectively. The acquisition cost of the production stage Rio Tinto Royalty is depleted using the units of production method, which is estimated using aggregate proven and probable reserves, as provided by NGM.

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2023, $25.0 million of the subordinated debt facility, and $10.7 million of accrued interest remains outstanding on the Khoemacau subordinated debt facility, and these amounts are included in Other assets in our consolidated balance sheets.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. STREAM AND ROYALTY INTERESTS, NET

The following summarizes our stream and royalty interests as of December 31, 2023 and 2022:

As of December 31, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(430,106)	$360,529
Pueblo Viejo	610,404	(299,354)	311,050
Andacollo	388,182	(165,553)	222,629
Khoemacau	265,911	(41,635)	224,276
Rainy River	175,727	(74,858)	100,869
Other	232,703	(132,043)	100,660
Total production stage stream interests	2,463,562	(1,143,549)	1,320,013

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(61,891)	291,959
Voisey's Bay	205,724	(121,000)	84,724
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,900)	39,272
Other	448,899	(408,522)	40,377
Total production stage royalty interests	1,223,832	(655,071)	568,761
Total production stage stream and royalty interests	3,687,394	(1,798,620)	1,888,774

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Other	81,132	—	81,132
Total development stage stream and royalty interests	138,591	—	138,591

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	106,864	—	106,864
Total exploration stage stream and royalty interests	1,048,209	—	1,048,209
Total stream and royalty interests, net	$4,874,194	$(1,798,620)	$3,075,574

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022 (Amounts in thousands):	Cost	Accumulated Depletion	Impairments	Net
Production stage stream interests:
Mount Milligan	$790,635	$(392,804)	$—	$397,831
Pueblo Viejo	610,404	(289,537)	—	320,867
Andacollo	388,182	(151,870)	—	236,312
Khoemacau	265,911	(15,905)	—	250,006
Rainy River	175,727	(61,601)	—	114,126
Other	215,576	(110,711)	—	104,865
Total production stage stream interests	2,446,435	(1,022,428)	—	1,424,007

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,772	(35,276)	—	318,496
Voisey's Bay	205,724	(118,327)	—	87,397
Red Chris	116,187	(1,797)	—	114,390
Peñasquito	99,172	(57,772)	—	41,400
Other	447,535	(398,513)	—	49,022
Total production stage royalty interests	1,222,390	(611,685)	—	610,705
Total production stage stream and royalty interests	3,668,825	(1,634,113)	—	2,034,712

Development stage stream interests:
Other	12,038	—	—	12,038
Development stage royalty interests:
Côté	45,421	—	—	45,421
Other	74,225	—	—	74,225
Total development stage stream and royalty interests	131,684	—	—	131,684

Exploration stage stream interests:
Xavantina	34,253	—	—	34,253
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,318	—	—	456,318
Great Bear	209,106	—	—	209,106
Pascua-Lama	177,690	—	—	177,690
Red Chris	48,895	—	—	48,895
Côté	29,610	—	—	29,610
Other	119,421	—	(4,287)	115,134
Total exploration stage royalty interests	1,075,293	—	(4,287)	1,071,006
Total stream and royalty interests, net	$4,875,802	$(1,634,113)	$(4,287)	$3,237,402

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

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no impairment charges on any of our stream and royalty interests for the year ended December 31, 2023.

5. DEBT

The Company’s debt for the years ended December 31, 2023 and 2022, consists of the following:

	As of December 31, 2023			As of December 31, 2022
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$250,000	$(4,033)	$245,967	$575,000	$(3,428)	$571,572
Total debt	$250,000	$(4,033)	$245,967	$575,000	$(3,428)	$571,572

Revolving Credit Facility

On March 6, June 6, September 6, and December 6, 2023, we repaid $75 million, $100 million, $75 million, and $75 million, respectively, on our revolving credit facility.

On June 28, 2023, we entered into a fifth amendment to our revolving credit facility dated as of June 2, 2017, as amended. The fifth amendment extended the scheduled maturity date from July 7, 2026 to June 28, 2028, replaced LIBOR with Secured Overnight Financing Rate (Term SOFR”) as a benchmark interest rate and made certain other administrative changes to the existing revolving credit facility.

As of December 31, 2023, we had $250 million of debt outstanding with an all-in rate interest rate on borrowings of 6.56% and $750 million available under our revolving credit facility. Interest expense recognized on the revolving credit facility for the years ended December 31, 2023 and 2022, six months ended December 31, 2021 and fiscal year ended June 30, 2021 was approximately $28.4 million, $10.0 million, $1.4 million and $3.3 million, respectively, and included interest on the outstanding borrowings and the amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under the revolving credit facility as of December 31, 2023.

Royal Gold may repay any borrowings under the revolving credit facility at any time without premium or penalty.

6. LEASES

Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates through the year ending December 31, 2030. The following amounts were recorded in the consolidated balance sheets at December 31, 2023 (amounts in thousands):

	Classification	December 31, 2023
Operating Leases
Right-of-use assets - current	Prepaid expenses and other	$833
Right-of-use assets - non-current	Other assets	3,939
Total right-of-use assets		$4,772

Lease liabilities - current	Other current liabilities	$972
Lease liabilities - non-current	Other long-term liabilities	4,673
Total operating lease liabilities		$5,645

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities at December 31, 2023 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2024	$1,102
2025	1,026
2026	1,027
2027	1,027
2028	789
Thereafter	1,112
Total lease payments	$6,083
Less imputed interest	(438)
Total	$5,645

Other information pertaining to leases consists of the following:

December 31, 2023
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	6
Weighted average discount rate	2.5%

We did not have any finance leases as of December 31, 2023.

7. REVENUE

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

Royalty Revenue Estimates

For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in Note 2. For the quarter ended December 31, 2023, royalty revenue that was estimated or was attributable to metal production for a period prior to December 31, 2023, was not material.

Disaggregation of Revenue

We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 14.

Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Stream revenue:
Gold	$307,797	$308,302	$165,031	$323,980
Silver	64,851	50,591	30,576	43,281
Copper	45,632	58,900	30,944	56,728
Total stream revenue	$418,280	$417,793	$226,551	$423,989
Royalty revenue:
Gold	154,327	$131,014	$85,151	$131,784
Silver	8,554	13,690	8,253	16,198
Copper	11,792	15,019	9,511	16,448
Other	12,764	25,690	13,486	27,437
Total royalty revenue	$187,437	$185,413	$116,401	$191,867
Total revenue	$605,717	$603,206	$342,952	$615,856

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by metal type attributable to each of our principal property revenue sources is disaggregated as follows (amounts in thousands):

		Years Ended		Six Months Ended	Fiscal Year Ended
		December 31,	December 31,	December 31,	June 30,
	Metal(s)	2023	2022	2021	2021
Stream revenue:
Mount Milligan	Gold & Copper	$158,167	$180,543	$95,509	$156,938
Pueblo Viejo	Gold & Silver	76,247	85,863	52,958	115,583
Andacollo	Gold	48,920	47,347	28,076	82,164
Khoemacau	Silver	34,602	18,786	5,096	—
Other	Gold & Silver	100,344	85,254	44,912	69,304
Total stream revenue		$418,280	$417,793	$226,551	$423,989
Royalty revenue:
Cortez Legacy Zone	Gold	$79,920	$47,769	$33,768	$36,160
Cortez CC Zone	Gold	14,626	2,790	—	—
Peñasquito	Gold, Silver, Lead & Zinc	17,772	43,165	26,432	49,688
Other	Various	75,119	91,689	56,201	106,019
Total royalty revenue		$187,437	$185,413	$116,401	$191,867
Total revenue		$605,717	$603,206	$342,952	$615,856

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

We recognized stock-based compensation expense as follows (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Restricted stock	$6,191	$4,515	$2,006	$2,668
Performance stock	2,953	2,685	405	1,317
Stock appreciation rights	533	1,179	779	1,677
Stock options	19	32	28	68
Total stock-based compensation expense	$9,696	$8,411	$3,218	$5,730

Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income.

Stock Options and Stock Appreciation Rights

Stock option and SSARs awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10-year contractual terms. There were no stock

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options or SSARs awards granted during the years ended December 31, 2023 and 2022, or the six months ended December 31, 2021.

To determine stock-based compensation expense for stock options and SSARs, the fair value of each stock option and SSAR is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option pricing model for all periods presented. The Black-Scholes model requires key assumptions to determine fair value. Those key assumptions for the fiscal year June 30, 2021 grant is noted in the following tables:

	Stock Options
	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Weighted-average expected volatility	—%	—%	—%	39.4%
Weighted-average expected life in years	—	—	—	4.4
Weighted-average dividend yield	—%	—%	—%	0.9%
Weighted-average risk-free interest rate	—%	—%	—%	0.2%

	SSARs
	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Weighted-average expected volatility	—%	—%	—%	39.2%
Weighted-average expected life in years	—	—	—	4.2
Weighted-average dividend yield	—%	—%	—%	0.9%
Weighted-average risk-free interest rate	—%	—%	—%	0.2%

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

Stock Options

A summary of stock option activity for the year ended December 31, 2023, is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2023	17,878	$81.17
Exercised	(6,534)	$71.39
Forfeited	—	$—
Granted	—	$—
Outstanding at December 31, 2023	11,344	$86.80	3.4	$431
Exercisable at December 31, 2023	11,344	$86.80	3.4	$431

There were no stock options granted during the years ended December 31, 2023 and 2022 or the six months ended December 31, 2021. The weighted-average grant date fair value of options granted during the fiscal year ended June 30, 2021 was $41.92. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.5 million and $0.2 million, respectively. There were no options exercised during the six months ended December 31, 2021 or fiscal year ended June 30, 2021.

As of December 31, 2023, there was no unrecognized stock-based compensation expense related to unvested stock options.

SSARs

A summary of SSARs activity for the year ended December 31, 2023, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2023	174,906	$111.65
Exercised	(17,627)	$99.34
Forfeited	—	$—
Granted	—	$—
Outstanding at December 31, 2023	157,279	$113.03	5.2	$2,526
Exercisable at December 31, 2023	157,279	$113.03	5.2	$2,526

There were no SSARs granted during the years ended December 31, 2023 and 2022 or the six months ended December 31, 2021. The weighted-average grant date fair value of SSARs granted during the fiscal year ended June 30, 2021 was $40.92. The total intrinsic value of SSARs exercised during the years ended December 31, 2023 and 2022, and fiscal year ended June 30, 2021 was $0.7 million, $0.2 million and $0.1 million, respectively. There were no SSARs exercised during the six months ended December 31, 2021.

As of December 31, 2023, there was no unrecognized stock-based compensation expense related to unvested SSARs.

Other Stock-based Compensation

Performance Shares

During the years ended December 31, 2023 and 2022 and the six months ended December 31, 2021, officers and certain employees were granted shares of restricted common stock that may vest based on our total shareholder return (“TSR”) compared to the TSRs of certain defined members of the Van Eck Vectors Gold Miners ETF (“GDX”) (“Granted TSRs”). The Granted TSRs may vest by linear interpolation in a range between zero shares if neither threshold TSR metric is met; to 100% of the Granted TSRs awarded if the target TSR metric is met; to 200% of Granted TSRs awarded if the maximum TSR metric is met. The Granted TSRs will expire in three years from the date of grant if the TSR market condition is met and a three-year service condition is met.

During the fiscal year ended June 30, 2021, officers and certain employees were granted shares of restricted common stock that can only be earned upon the achievement of certain pre-defined performance measures. Specifically, for performance shares granted during the fiscal year ended June 30, 2021, one-half of the shares awarded may vest upon our achievement of annual growth in Net Gold Equivalent Ounces (“Net GEOs”) (“GEO Shares”). The second half of performance shares granted during the fiscal year ended June 30, 2021 may vest based on our TSR compared to the TSRs of all members of the GDX (“Prior TSR Shares”). GEO Shares and Prior TSR Shares may vest by linear interpolation in a range between zero shares if neither threshold Net GEO and TSR metric is met; to 100% of GEO Shares and Prior TSR Shares awarded if both target Net GEO and TSR metrics are met; to 200% of the Net GEO and Prior TSR Shares awarded if both the maximum Net GEO and TSR metrics are met. The GEO Shares will expire in five years from the date of grant if the

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance measure is not met, while the Prior TSR Shares will expire in three years from the date of grant if the TSR market condition and three-year service condition are not met.

We measured the fair value of the GEO Shares based upon the market price of our common stock as of the date of grant. The measurement date for the GEO Shares will be determined at such time that the performance goals are attained or that it is probable they will be attained. At such time that it is probable that a performance condition will be achieved, compensation expense will be measured by the number of shares that will ultimately be earned based on the grant date market price of our common stock. For shares that were previously estimated to be probable of vesting and are no longer deemed to be probable of vesting, compensation expense is reversed during the period in which it is determined they are no longer probable of vesting. Interim recognition of compensation expense will be made at such time as management can reasonably estimate the number of shares that will be earned. GEO Shares granted in August 2020 and 2019 remain outstanding as of December 31, 2023 and the Company will continue to measure these awards for vesting until each awards expiration or performance attainment, whichever date is first.

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

A summary of the status of our unvested Performance Shares at maximum (200%) attainment for the year ended December 31, 2023, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	166,441	$122.05
Granted	82,740	$139.50
Exercised	(5,847)	$82.30
Non-attainment	(27,143)	$79.84
Forfeited	—	$—
Outstanding at December 31, 2023	216,191	$135.11

As of December 31, 2023, total unrecognized stock-based compensation expense related to Performance Shares was approximately $5.7 million, which is expected to be recognized over the average remaining vesting period of 1.7 years.

Restricted Stock

Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During the year ended December 31, 2023, officers and certain employees were granted 49,480 shares of Restricted Stock. Restricted Stock granted to officers and certain employees during the years ended December 31, 2023 and December 31, 2022 and the six months ended December 31, 2021, vest ratably over three years from the date of grant, while Restricted Stock granted to officers and certain employees during the fiscal year ended June 30, 2021 vest over three years beginning after a two-year holding period from the date of grant with one-third of the shares vesting in years three, four and five, respectively. Also, our non-executive directors were granted 7,230 shares of Restricted Stock during the year ended December 31, 2023. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.

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

A summary of the status of our unvested Restricted Stock for the year ended December 31, 2023, is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2023	120,542	$116.76
Granted	56,710	$120.67
Vested	(41,139)	$115.24
Forfeited	—	$—
Exercised	—	$—
Outstanding at December 31, 2023	136,113	$118.84

As of December 31, 2023, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $7.2 million, which is expected to be recognized over the weighted-average vesting period of 1.7 years.

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

The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Net income attributable to Royal Gold common stockholders	$239,440	$238,982	$138,339	$302,532
Weighted-average shares for basic EPS	65,613,002	65,576,995	65,560,468	65,546,400
Effect of other dilutive securities	126,108	84,753	64,099	81,191
Weighted-average shares for diluted EPS	65,739,110	65,661,748	65,624,567	65,627,591
Basic EPS	$3.64	$3.64	$2.11	$4.61
Diluted EPS	$3.63	$3.63	$2.10	$4.60

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

For financial reporting purposes, Income before income taxes includes the following components (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
United States	$64,105	$86,321	$68,239	$130,175
Foreign	218,035	186,547	100,597	209,468
	$282,140	$272,868	$168,836	$339,643

Our Income tax expense consisted of (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Current:
Federal	$24,046	$29,228	$19,285	$38,146
State	(68)	467	(503)	867
Foreign	24,499	23,067	8,716	(2,602)
	$48,477	$52,762	$27,498	$36,411
Deferred and others:
Federal	$(763)	$(957)	$104	$376
State	(14)	(18)	2	(2)
Foreign	(5,692)	(18,861)	2,404	82
	$(6,469)	$(19,836)	$2,510	$456
Total income tax expense	$42,008	$32,926	$30,008	$36,867

The provision for income taxes for the years ended December 31, 2023 and 2022, six months ended December 31, 2021, and fiscal year ended June 30, 2021 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Total expense computed by applying federal rates	$59,249	$57,303	$35,456	$71,325
State and provincial income taxes, net of federal benefit	625	545	518	874
Excess depletion	(2,259)	(1,907)	(1,363)	(1,812)
Estimates for uncertain tax positions	—	—	(910)	(26,179)
Statutory tax attributable to non-controlling interest	(224)	(363)	(219)	(72)
Effect of foreign earnings	(10,116)	(8,846)	(3,896)	(7,659)
Unrealized foreign exchange gains	(988)	853	54	(616)
Rate adjustment	(6)	—	1,694	—
Changes in estimates	11	119	(2,614)	(858)
Valuation allowance	(6,030)	(15,877)	833	1,284
Other	1,746	1,099	455	580
Total income tax expense	$42,008	$32,926	$30,008	$36,867

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the year ended December 31, 2023, was 14.9% which included the release of a valuation allowance on certain foreign deferred tax assets. The effective tax rate for the year ended December 31, 2022, was 12.1%, which included the release of a valuation allowance on certain foreign deferred tax assets. The effective tax rate for six months ended December 31, 2021, was 17.8% which included the release of an uncertain tax position resulting from settlement agreements with foreign tax authorities and a change in estimates, partially offset by a foreign tax rate adjustment resulting in the revaluation of certain deferred tax assets. The effective tax rate for the fiscal year ended June 30, 2021, was 10.9%, primarily impacted by the release of uncertain tax positions resulting from settlement agreements with foreign tax authorities.

The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities on December 31, 2023 and 2022 are as follows (amounts in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Stock-based compensation	$1,952	$1,846
Net operating losses	4,683	3,184
Foreign tax credits	35,751	33,301
Amortizable tax goodwill	46,821	52,783
Other	5,044	4,575
Total deferred tax assets	94,251	95,689
Valuation allowance	(40,814)	(46,844)
Net deferred tax assets	$53,437	$48,845
Deferred tax liabilities:
Mineral property basis	$(122,543)	$(124,373)
Unrealized foreign exchange gains	(582)	(582)
Other	(97)	(143)
Total deferred tax liabilities	(123,222)	(125,098)
Total net deferred taxes	$(69,785)	$(76,253)

We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized. As of December 31, 2023 and 2022, we recorded a valuation allowance of $40.8 million and $46.8 million, respectively. The valuation allowance remaining at December 31, 2023 is attributable to US foreign tax credits of $35.8 million and capital losses of $1.9 million and other tax attribute carryforwards of $3.2 million in non-US subsidiaries.

As of December 31, 2023 and 2022, we had $4.7 million and $3.2 million of net operating loss carryforwards. The majority of the tax loss carryforwards are in jurisdictions that allow a twenty-year carry-forward period. As a result, these losses do not begin to expire until the 2038 tax year, and the Company anticipates the losses will be fully utilized.

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023 and 2022, we had zero unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2023 and 2022, six months ended December 31, 2021, and fiscal year ended June 30, 2021 is as follows (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Total gross unrecognized tax benefits at beginning of year	$—	$—	$652	$25,389
Additions / Reductions for tax positions of current year	—	—	—	—
Additions / Reductions for tax positions of prior years	—	—	(60)	(812)
Reductions due to settlements with taxing authorities	—	—	(592)	(23,925)
Total amount of gross unrecognized tax benefits at end of year	$—	$—	$—	$652

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2020.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. For the years ended December 31, 2023 and 2022, and the six months ended December 31, 2021, the amount of accrued income-tax-related interest and penalties was zero. For the fiscal year ended June 30, 2021, the accrued income-tax-related interest and penalties was $0.3 million. The gross unrecognized tax benefits reflected in the tabular reconciliation do not include interest and penalties.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Our supplemental cash flow information for the years ended December 31, 2023 and 2022, six months ended December 31, 2021, and fiscal year ended June 30, 2021 is as follows (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Cash paid during the period for:
Interest	$28,054	$7,218	$304	$3,510
Income taxes, net of refunds	$50,303	$54,804	$24,166	$58,970
Non-cash investing and financing activities:
Dividends declared	$100,232	$93,597	$42,659	$77,416

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

As of December 31, 2023 and December 31, 2022, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.

The carrying value of our revolving credit facility (Note 5) approximates fair value as of December 31, 2023.

As of December 31, 2023, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

13. MAJOR SOURCES OF REVENUE

Operators that contributed greater than 10% of our total revenue for the years ended December 31, 2023 and 2022, the six months ended December 31, 2021, and the fiscal year ended June 30, 2021 were as follows (revenue amounts in thousands):

	Years Ended				Six Months Ended		Fiscal Year Ended
	December 31,		December 31,		December 31,		June 30,
	2023		2022		2021		2021
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Centerra	$158,167	26.1%	$180,543	30.0%	$95,509	27.8%	$156,938	25.5%
Nevada Gold Mines	101,870	16.8%	57,730	9.6%	39,609	11.5%	41,111	6.7%
Barrick	75,259	12.4%	140,421	23.3%	89,177	26.0%	157,972	25.7%
Teck	48,920	8.1%	47,347	7.9%	28,076	8.2%	82,164	13.3%

14. SEGMENT INFORMATION

We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Royal Gold’s long-lived assets (stream and royalty interests, net) as of December 31, 2023 and 2022 are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2023			As of December 31, 2022
			Total stream			Total stream
	Stream	Royalty	and royalty	Stream	Royalty	and royalty
	interest	interest	interests, net	interest	interest	interests, net
Canada	$461,398	$614,900	$1,076,298	$511,957	$620,549	$1,132,506
Dominican Republic	311,050	—	311,050	320,867	—	320,867
Africa	264,529	321	264,850	299,722	321	300,043
Chile	222,629	224,116	446,745	236,312	224,116	460,428
United States	—	794,891	794,891	—	823,203	823,203
Mexico	—	41,803	41,803	—	50,156	50,156
Australia	—	21,288	21,288	—	22,120	22,120
Rest of world	92,010	26,639	118,649	101,440	26,639	128,079
Total	$1,351,616	$1,723,958	$3,075,574	$1,470,298	$1,767,104	$3,237,402

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Year Ended December 31, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$418,280	$90,523	$—	$121,121	$206,636
Royalty interests	187,437	—	7,294	43,385	136,758
Total	$605,717	$90,523	$7,294	$164,506	$343,394

	Year Ended December 31, 2022
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$417,793	$94,642	$—	$143,526	$179,625
Royalty interests	185,413	—	7,021	34,916	143,476
Total	$603,206	$94,642	$7,021	$178,442	$323,101

	Six Months Ended December 31, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$226,551	$52,329	$—	$82,603	$91,619
Royalty interests	116,401	—	4,412	16,867	95,122
Total	$342,952	$52,329	$4,412	$99,470	$186,741

	Fiscal Year Ended June 30, 2021
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$423,989	$92,898	$—	$150,594	$180,497
Royalty interests	191,867	—	6,743	32,619	152,505
Total	$615,856	$92,898	$6,743	$183,213	$333,002

(1)	Excludes depreciation, depletion and amortization
(2)	Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Total segment gross profit	$343,394	$323,101	$186,741	$333,002

Costs and expenses
General and administrative expenses	39,761	34,612	15,163	28,387
Exploration costs	—	—	—	563
Depreciation	431	493	215	356
Impairment of royalty interests	—	4,287	—	—
Total costs and expenses	40,192	39,392	15,378	29,306
Gain on sale of Peak Gold JV interest	—	—	—	33,906
Operating income	303,202	283,709	171,363	337,602
Fair value changes in equity securities	(147)	(1,503)	(1,350)	6,017
Interest and other income	9,952	7,832	1,610	2,443
Interest and other expense	(30,867)	(17,170)	(2,787)	(6,419)
Income before income taxes	$282,140	$272,868	$168,836	$339,643

Our revenue by reportable segment for the years ended December 31, 2023 and 2022, six months ended December 31, 2021 and fiscal year ended June 30, 2021 is geographically distributed as shown in the following table (amounts in thousands):

	Years Ended		Six Months Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Stream interests:
Canada	$196,961	$212,369	$115,544	$190,537
Dominican Republic	76,247	85,863	52,958	115,583
Africa	70,757	53,787	22,228	35,705
Chile	48,920	47,347	28,075	82,164
Rest of world	25,395	18,427	7,746	—
Total stream interests	$418,280	$417,793	$226,551	$423,989

Royalty interests:
United States	$123,690	$81,642	$54,046	$68,611
Mexico	25,754	52,388	31,858	58,212
Canada	12,712	27,210	13,756	31,671
Australia	19,011	15,672	11,174	21,466
Africa	—	316	1,107	2,801
Rest of world	6,270	8,185	4,460	9,106
Total royalty interests	$187,437	$185,413	$116,401	$191,867
Total revenue	$605,717	$603,206	$342,952	$615,856

ROYAL GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES

Xavantina Exploration Payment

On April 20, 2023, we made a $2.4 million advance payment to a subsidiary of Ero Copper Corp. (“Ero”) as part of our commitment to support the achievement of success-based targets related to regional exploration and mineral resource additions. This payment was recorded to exploration-stage stream interests within Stream and royalty interests, net on our consolidated balance sheets. As of December 31, 2023, $4.4 million of additional advance payments remain if Ero meets certain success-based targets related to regional exploration and mineral resource additions through calendar 2024.

Ilovica Gold Stream Acquisition

As of December 31, 2023, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

16. SUBSEQUENT EVENTS

On February 13, 2024, RGLD Gold AG, a subsidiary of the Company, entered into a Processing Cost Support Agreement (the “Agreement”) with Centerra Gold Inc. (“Centerra”) with respect to the Mount Milligan Mine (“Mount Milligan”) for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future and a free cash flow interest. The cost support to Centerra is expected to allow for a reserve increase and extend the mine life at Mount Milligan to 2035. Our existing stream agreement on Mount Milligan remains in place and is unaffected by the additional Agreement. We are currently evaluating the accounting for the Agreement with Centerra and expect it will be completed during the quarter ending March 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Royal Gold, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the years ended December 31, 2023 and 2022, the six-month period ended December 31, 2021, and the year ended June 30, 2021, and the related notes, and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 15, 2024

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this report. The other information required by this item will be included in our proxy statement for our 2024 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2024 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our 2024 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2024 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our proxy statement for our 2024 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

(b)  Exhibits

Exhibit Number	Description

3.1

Restated Certificate of Incorporation, as amended through May 26, 2023 (filed as Exhibit 3.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 2, 2023, and incorporated herein by reference)

3.2	Amended and Restated Bylaws, as of March 2, 2023 (filed as Exhibit 3.1(a) to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

4.1*	Description of capital stock

10.1

Revolving Facility Credit Agreement, dated June 2, 2017, among Royal Gold, Inc., RG Mexico, Inc., the lenders from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on June 6, 2017, and incorporated herein by reference)

10.2

Amendment and Consent to Revolving Facility Credit Agreement, dated May 15, 2018, among Royal Gold, Inc., certain subsidiaries of Royal Gold, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.38 to Royal Gold’s Annual Report on Form 10-K filed on August 9, 2018, and incorporated herein by reference)

10.3

Second Amendment to Revolving Facility Credit Agreement, dated June 3, 2019, among Royal Gold, Inc., certain subsidiaries of Royal Gold, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia, as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on June 6, 2019, and incorporated herein by reference)

10.4

Third Amendment to Revolving Facility Credit Agreement, dated September 20, 2019, among Royal Gold, Inc., certain subsidiaries of Royal Gold, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference)

10.5

Fourth Amendment to Revolving Facility Credit Agreement, dated July 7, 2021, among Royal Gold, Inc., certain subsidiaries of Royal Gold, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on July 12, 2021, and incorporated herein by reference)

10.6

Fifth Amendment to Revolving Facility Credit Agreement, dated June 28, 2023, among Royal Gold, Inc., certain subsidiaries of Royal Gold, Inc., the lenders from time to time party thereto, and the Bank of Nova Scotia as administrative agent for the lenders (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on June 30, 2023, and incorporated herein by reference)

10.7▲	Royal Gold Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

10.8▲

Form of Employment Agreement by and between Royal Gold, Inc. and each of William Heissenbuttel, Paul Libner, Martin Raffield and Randy Shefman (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K/A filed on January 3, 2020, and incorporated herein by reference)

Exhibit Number	Description

10.9▲

Employment Agreement by and between Royal Gold Corporation and Mark Isto effective January 2, 2020 (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K/A filed on January 3, 2020, and incorporated herein by reference)

10.10▲

Retirement Letter Agreement, by and between Royal Gold Corporation and Mark Isto, effective as of September 14, 2023 (filed as Exhibit 10.1 Royal Gold’s Current Report on Form 8-K filed on September 18, 2023, and incorporated herein by reference).

10.11▲

Consulting and Confidentiality Agreement, by and between Royal Gold Corporation and Mark Isto, effective as of September 14, 2023 (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on September 18, 2023, and incorporated herein by reference).

10.12▲

Employment Contract effective January 1, 2019, by and between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on January 7, 2019, and incorporated herein by reference).

10.13▲

Addendum to the Employment Contract, dated March 4, 2021, between RGLD Gold AG and Daniel Breeze (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2021, and incorporated herein by reference)

10.14▲

Form of Amendment to Employment Agreement by and between Royal Gold, Inc. and each of William Heissenbuttel, Mark Isto, Dan Breeze, Paul Libner, Martin Raffield and Randy Shefman (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on April 11, 2022, and incorporated herein by reference)

10.15▲

Form of [First][Second] Amendment to Employment Agreement by and between Royal Gold, Inc. and each of William Heissenbuttel, Mark Isto, Dan Breeze, Paul Libner, Martin Raffield and Randy Shefman (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on May 25, 2022, and incorporated herein by reference)

10.16▲

Form of Amended and Restated Indemnification Agreement entered into between Royal Gold, Inc. or certain subsidiaries and the directors and executive officers of Royal Gold, Inc. or its wholly owned subsidiaries (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on February 16, 2023, and incorporated herein by reference)

10.17▲	2015 Omnibus Long-Term Incentive Plan, as amended (filed as Exhibit 4.2 to Royal Gold’s Registration Statement on Form S-8 filed on July 20, 2017, and incorporated herein by reference)

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

Exhibit Number	Description
10.20▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.21▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.22▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants after August 1, 2021 (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 5, 2022, and incorporated herein by reference)

10.23▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.24▲

Form of Director Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.25▲

Form of Director Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.4 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.26▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.7 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.27▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants after August 1, 2021 (filed as Exhibit 10.3 to Royal Gold’s Quarterly Report on Form 10-Q filed on May 5, 2022, and incorporated herein by reference)

10.28▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.29▲

Form of Incentive Stock Option Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.1 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

10.30▲

Form of Stock Appreciation Rights Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan (filed as Exhibit 10.2 to Royal Gold’s Quarterly Report on Form 10-Q filed on November 1, 2018, and incorporated herein by reference)

21.1*	Royal Gold and Its Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
10.20▲

Form of Restricted Stock Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.1 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.23▲

Form of Restricted Stock Unit Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.3 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

10.28▲

Form of Performance Share Award Agreement under Royal Gold’s 2015 Omnibus Long-Term Incentive Plan for grants on or after March 2, 2023 (filed as Exhibit 10.5 to Royal Gold’s Current Report on Form 8-K filed on March 8, 2023, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recoupment Policy

101*

The following financial statements from Royal Gold, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	The cover page from Royal Gold, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

*	Filed or furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.

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

ROYAL GOLD, INC.

Date: February 15, 2024	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)
Date: February 15, 2024	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 15, 2024	By:	/s/ Paul Libner
Paul Libner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: February 15, 2024	By:	/s/ William Hayes
William Hayes
Chairman

Date: February 15, 2024	By:	/s/ Fabiana Chubbs
Fabiana Chubbs
Director

Date: February 15, 2024	By:	/s/ Kevin McArthur
Kevin McArthur
Director

Date: February 15, 2024	By:	/s/ Jamie Sokalsky
Jamie Sokalsky
Director

Date: February 15, 2024	By:	/s/ Ronald Vance
Ronald Vance
Director

Date: February 15, 2024	By:	/s/ Sybil Veenman
Sybil Veenman
Director