Form 10-K/A
period 2023-12-31
ROYAL GOLD INC
filed 2024-02-16
CIK 85535

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

EXPLANATORY NOTE

Royal Gold, Inc. (“Royal Gold,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) solely to include a graphic relating to the Cortez Complex that was inadvertently omitted from Item 2, Properties of the Original Form 10-K. No other changes have been made to the Original Form 10-K.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 2, Properties and certifications by Royal Gold’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Form 10-K. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Form 10-K nor does it modify or update the disclosures contained in the Original Form 10-K that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART I

ITEM 2.PROPERTIES

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

(7)	Royal Gold owns royalty and stream interests in varying percentages on these properties. The resources listed are 100% of the resources to which the stream or royalty interest applies.

Table 4: Summary Mineral Reserves (1),(2),(3),(4)

	Stream or Royalty Interest	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
		Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)	Tonnes (Millions)	Grade (gpt or %)
GOLD RESERVES
North America
Peñasquito	2.0% NSR	104.4	0.58	212.0	0.51	316.4	0.53
Red Chris (5)	1.0% NSR	-	-	459.9	0.53	459.9	0.53
Mount Milligan	35% of payable gold	215.6	0.34	34.4	0.39	250.0	0.35
Cortez	(6)	1.8	1.74	211.0	2.16	212.8	2.15
Remainder of North America	(7)	212.5	1.30	346.7	1.19	559.3	1.23
North America Total	(7)	534.4	0.78	1,264.0	0.97	1,798.4	0.91
Central America
Pueblo Viejo	7.5% of payable gold	39.0	2.28	140.0	2.10	170.0	2.14
Remainder of Central America	(7)	-	-	11.0	3.55	11.0	3.55
Central America Total	(7)	39.0	2.28	151.0	2.13	181.0	2.15
South America
Andacollo	100% of payable gold	106.1	0.10	161.1	0.10	267.2	0.10
Remainder of South America	(7)	14.1	1.50	51.7	1.24	65.9	1.30
South America Total	(7)	120.2	0.26	212.8	0.38	333.1	0.34
Africa
Africa Total	(7)	8.7	2.08	9.3	3.27	18.0	2.70
Australia
Australia Total	(7)	25.5	2.11	120.9	2.08	146.4	2.08
Europe
Europe Total		-	-	-	-	-	-
TOTAL GOLD RESERVES	(7)	727.8	0.83	1,758.1	1.09	2,485.9	1.01

SILVER RESERVES
North America
Peñasquito	2.0% NSR	104.4	38.0	212.0	32.0	316.4	34.0
Remainder of North America	(7)	35.1	6.9	76.2	8.9	111.3	8.3
North America Total	(7)	139.5	30.2	288.2	25.9	427.7	27.3
Central America
Pueblo Viejo	75% of payable silver	39.0	13.15	140.0	13.26	170.0	13.24
Remainder of Central America	(7)	-	-	11.0	5.3	11.0	5.3
Central America Total	(7)	39.0	13.15	151.0	13.27	190.0	13.25
South America
South America Total	(7)	2.1	2.1	120.9	2.1	146.4	2.1
Africa
Khoemacau	100% of payable silver	8.4	21.6	21.3	19.2	29.7	19.9
Remainder of Africa		-	-	-	-	-	-
Africa Total	(7)	8.4	21.6	21.3	19.2	29.7	19.9
Australia
Australia Total		-	-	10.3	1.8	10.3	1.8
Europe
Europe Total		-	-	-	-	-	-
TOTAL SILVER RESERVES	(7)	189.0	26.4	470.8	20.7	659.8	22.4

COPPER RESERVES
North America
Mount Milligan	18.75% payable copper	215.6	0.17%	34.4	0.18%	250.0	0.17%
Red Chris (5)	1.0% NSR	-	-	459.9	0.44%	459.9	0.44%
Remainder of North America	(7)	13.0	0.81%	21.9	0.99%	34.9	0.92%
North America Total	(7)	228.6	0.21%	516.2	0.44%	744.8	0.37%
Central America

Central America Total	(7)	-	-	-	-	-	-
South America
South America Total	(7)	118.1	0.60%	88.6	0.42%	206.7	0.52%
Africa
Africa Total		-	-	-	-	-	-
Australia
Australia Total		-	-	10.3	0.27%	10.3	0.27%
Europe
Europe Total		-	-	-	-	-	-
TOTAL COPPER RESERVES	(7)	346.7	0.34%	615.1	0.44%	961.8	0.40%

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

	Reserves
	Amount Tonnes (M)	Ag Grades gpt	Cu Grades %	Cut-Off Grades	Metallurgical Recovery(4)
Proven Mineral Reserves	8.4	21.60	2.20	$65/t NSR	88.3% Cu 84.2% Ag
Probable Mineral Reserves	21.3	19.23	1.91	$65/t NSR	88.3% Cu 84.2% Ag
Total Mineral Reserves	29.7	19.90	1.99	$65/t NSR	88.3% Cu 84.2% Ag

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

The decrease in production was primarily due to the strike from June 7, 2023 through October 13, 2023 at Peñasquito by the National Union of Mine and Metal Workers of the Mexican Republic ("the Union"). On October 26, 2023, Newmont reported that a definitive agreement between Newmont and the Union was reached on October 13, 2023, ramp-up of operations had commenced, and that operations at Peñasquito were expected to reach full operating capacity by the end of the fourth quarter of 2023

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

No financial statements are filed with this Amendment. See “Index to Financial Statements” in the Original Form 10-K.

(b)	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104*	Cover Page Interactive Data File (formatted as inline XBRL)

*	Filed herewith.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 0042

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL GOLD, INC.

Date: February 16, 2024	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer