Form 10-Q
period 2024-03-31
ROYAL GOLD INC
filed 2024-05-09
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-13357
______________________________________________________________
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 65,733,062 shares of Royal Gold common stock outstanding as of May 1, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and equivalents	$137,950	$104,167
Royalty receivables	38,757	48,884
Income tax receivable	3,109	2,676
Stream inventory	11,417	9,788
Prepaid expenses and other	1,815	1,911
Total current assets	193,048	167,426
Stream and royalty interests, net (Note 2)	3,038,495	3,075,574
Other assets	81,765	118,057
Total assets	$3,313,308	$3,361,057
LIABILITIES
Accounts payable	$11,599	$11,441
Dividends payable	26,311	26,292
Income tax payable	22,022	15,557
Other current liabilities	17,213	19,132
Total current liabilities	77,145	72,422
Debt (Note 3)	146,187	245,967
Deferred tax liabilities	133,934	134,299
Mount Milligan support liability (Note 4)	25,000	—
Other liabilities	7,676	7,728
Total liabilities	389,942	460,416
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,648,831 and 65,631,760 shares outstanding, respectively	656	656
Additional paid-in capital	2,223,021	2,221,039
Accumulated earnings	687,377	666,522
Total Royal Gold stockholders’ equity	2,911,054	2,888,217
Non-controlling interests	12,312	12,424
Total equity	2,923,366	2,900,641
Total liabilities and equity	$3,313,308	$3,361,057
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue (Note 5)	$148,902	$170,392

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	21,751	25,020
General and administrative	11,412	11,000
Production taxes	1,449	1,989
Depreciation, depletion and amortization	38,765	46,328
Total costs and expenses	73,377	84,337

Operating income	75,525	86,055

Fair value changes in equity securities	447	799
Interest and other income	2,977	2,263
Interest and other expense	(4,607)	(9,175)
Income before income taxes	74,342	79,942

Income tax expense	(27,033)	(15,871)
Net income and comprehensive income	47,309	64,071
Net income and comprehensive income attributable to non-controlling interests	(143)	(196)
Net income and comprehensive income attributable to Royal Gold common stockholders	$47,166	$63,875
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$0.72	$0.97
Basic weighted average shares outstanding	65,637,428	65,594,977
Diluted earnings per share	$0.72	$0.97
Diluted weighted average shares outstanding	65,740,260	65,709,095
Cash dividends declared per common share	$0.40	$0.375
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2024, and 2023
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	17,071	—	1,982	—	—	1,982
Distributions to non-controlling interests	—	—	—	—	(255)	(255)
Net income and comprehensive income	—	—	—	47,166	143	47,309
Dividends declared	—	—	—	(26,311)	—	(26,311)
Balance at March 31, 2024	65,648,831	$656	$2,223,021	$687,377	$12,312	$2,923,366

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	6,751	—	2,239	—	—	2,239
Distributions to non-controlling interests	—	—	—	—	(203)	(203)
Net income and comprehensive income	—	—	—	63,875	196	64,071
Dividends declared	—	—	—	(24,644)	—	(24,644)
Balance at March 31, 2023	65,599,348	$656	$2,215,362	$566,545	$12,369	$2,794,932

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income and comprehensive income	$47,309	$64,071
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,765	46,328
Non-cash employee stock compensation expense	2,988	2,636
Fair value changes in equity securities	(447)	(799)
Deferred tax expense	648	1,092
Other	222	214
Changes in assets and liabilities:
Royalty receivables	10,127	2,471
Stream inventory	(1,629)	1,056
Income tax receivable	(433)	1,342
Prepaid expenses and other assets	10,763	(914)
Accounts payable	158	1,166
Income tax payable	6,465	(7,840)
Mount Milligan support liability	25,000	—
Other liabilities	(1,652)	(2,168)
Net cash provided by operating activities	$138,284	$108,655

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,104)	—
Proceeds from Khoemacau debt facility	25,000	—
Other	(305)	(197)
Net cash provided by (used in) investing activities	$23,591	$(197)

Cash flows from financing activities:
Repayment of debt	(100,000)	(75,000)
Net payments from issuance of common stock	(1,369)	(397)
Common stock dividends	(26,292)	(24,629)
Other	(431)	(202)
Net cash used in financing activities	$(128,092)	$(100,228)
Net increase in cash and equivalents	33,783	8,230
Cash and equivalents at beginning of period	104,167	118,586
Cash and equivalents at end of period	$137,950	$126,816
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Royal Gold, Inc., together with its subsidiaries (“Royal Gold,” the “Company,” “we,” “us,” or “our”), is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in production or in the development stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in a mining project that provide the right to revenue or metals produced from the project after deducting contractually specified costs, if any.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (“2023 10-K”).
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
2.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(437,053)	$353,582
Pueblo Viejo	610,404	(301,590)	308,814
Andacollo	388,182	(168,789)	219,393
Khoemacau	265,911	(47,415)	218,496
Rainy River	175,727	(77,698)	98,029
Other	237,059	(138,405)	98,654
Total production stage stream interests	2,467,918	(1,170,950)	1,296,968

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(67,166)	286,684
Voisey's Bay	205,724	(121,664)	84,060
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(61,240)	37,932
Other	448,899	(410,318)	38,581
Total production stage royalty interests	1,223,832	(666,354)	557,478
Total production stage stream and royalty interests	3,691,750	(1,837,304)	1,854,446

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
La Fortuna	35,140	—	35,140
Other	47,584	—	47,584
Total development stage stream and royalty interests	140,183	—	140,183

Exploration stage stream interests:
Xavantina	16,313	—	16,313
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	105,773	—	105,773
Total exploration stage stream and royalty interests	1,043,866	—	1,043,866
Total stream and royalty interests, net	$4,875,799	$(1,837,304)	$3,038,495

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(430,106)	$360,529
Pueblo Viejo	610,404	(299,354)	311,050
Andacollo	388,182	(165,553)	222,629
Khoemacau	265,911	(41,635)	224,276
Rainy River	175,727	(74,858)	100,869
Other	232,703	(132,043)	100,660
Total production stage stream interests	2,463,562	(1,143,549)	1,320,013

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(61,891)	291,959
Voisey's Bay	205,724	(121,000)	84,724
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,900)	39,272
Other	448,899	(408,522)	40,377
Total production stage royalty interests	1,223,832	(655,071)	568,761
Total production stage stream and royalty interests	3,687,394	(1,798,620)	1,888,774

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
La Fortuna	35,140	—	35,140
Other	45,992	—	45,992
Total development stage stream and royalty interests	138,591	—	138,591

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	106,864	—	106,864
Total exploration stage royalty interests	1,048,209	—	1,048,209
Total stream and royalty interests, net	$4,874,194	$(1,798,620)	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     DEBT
Our debt as of March 31, 2024 and December 31, 2023 consists of the following (amounts in thousands):

	As of March 31, 2024			As of December 31, 2023
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total

Revolving credit facility	$150,000	$(3,813)	$146,187	$250,000	$(4,033)	$245,967
Total debt	$150,000	$(3,813)	$146,187	$250,000	$(4,033)	$245,967
Revolving credit facility
As of March 31, 2024, we had $150 million outstanding and $850 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of March 31, 2024, was Term SOFR plus 1.20% for an all-in rate of 6.5%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $3.9 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of March 31, 2024.
We repaid $100 million, $25 million and $50 million of our outstanding revolving credit facility on March 6, 2024, April 8, 2024 and May 8, 2024, respectively.
We may repay any borrowings under our revolving credit facility at any time without premium or penalty.
4.     MOUNT MILLIGAN SUPPORT LIABILITY
On February 13, 2024, RGLD Gold AG, a subsidiary of the Company, entered into a Processing Cost Support Agreement (the "Mount Milligan Cost Support Agreement") with Centerra Gold Inc. ("Centerra") with respect to the Mount Milligan Mine ("Mount Milligan") for cash consideration of $24.5 million, 50,000 ounces ("Deferred Gold Consideration") of gold to be delivered in the future and a free cash flow interest. The cost support allowed for the extension of the mine from 2032 to 2035 and the potential to extend the mine life beyond 2035.
The value of the cash consideration and free cash flow interest received from Centerra, $25 million, have been recorded as a deferred liability in our consolidated balance sheets as of March 31, 2024. This amount will be amortized as we provide future cost support to Centerra under the Mount Milligan Cost Support Agreement on a units of production basis over the Mount Milligan mine life beginning with the first cost support payment made after the First Threshold (defined below) is met.
The key features of the Mount Milligan Cost Support Agreement are discussed below.
Deferred Gold Consideration
The Deferred Gold Consideration will be delivered in equal installments of 2,500 ounces for a period of 20 quarters commencing on the earlier of June 30, 2030, or the delivery of 375,000 ounces of gold or 30,000 tonnes of copper from metal deliveries referenced by the Mount Milligan Cost Support Agreement with a bill of lading date on or after January 1, 2024. As part of the Deferred Gold Consideration, we are entitled to receive three tranches of 11,111 ounces each (the "Greenstone Deliveries"), with the last delivery expected before year end 2027. Each of the Greenstone Deliveries received shall reduce the number of ounces in any remaining Deferred Gold Consideration delivery on a pro-rata basis. The Deferred Gold Consideration deliveries require no cash payment from the Company, and will be made irrespective of the operating status of Mount Milligan as long as we comply with the terms of the Mount Milligan Cost Support Agreement and existing stream agreement. Each of the Greenstone Deliveries will be delivered to Royal Gold within 30 days of such delivery to Centerra.
When the Deferred Gold Consideration is received and subsequently sold, we anticipate the value of the gold ounces sold will be recorded as a deferred liability and amortized on a units of production basis over the mine life of Mount Milligan as we provide future cost support.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cost Support
Metal deliveries referenced in the Mount Milligan Cost Support Agreement are those with a bill of lading date on or after January 1, 2024 (the "Reference Date"). Delivery thresholds used to define the periods of cost support are the earlier deliveries of:
a.375,000 ounces of gold or 30,000 tonnes of copper from the Reference Date (the “First Threshold”).
b.665,000 ounces of gold or 60,000 tonnes of copper from the Reference Date (the “Second Threshold”).
Near-Term Cost Support Through Approximately 2029
At Centerra’s request, in the event that both the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound, for each delivery under the existing Mount Milligan stream agreement, we will pay the lower of either $415 per ounce of gold, or 66% of the spot gold price less $435 per ounce, and 35% of the spot copper price for each pound of copper delivered (the “Pre-Threshold Support”). This near-term cost support will be made available from the Reference Date through to the First Threshold, which is expected to be through approximately 2029.
Any Pre-Threshold Support we provide will be recoverable from any cost support calculated after the First Threshold at metal prices above $1,600 per ounce of gold and $3.50 per pound of copper. For gold, any cost support payment will be reduced by the difference between the gold price and $1,600 per ounce. For copper, any cost support payment will be reduced by the difference between the copper price and $3.50 per pound.
Cost Support from Approximately 2030 Through Approximately 2035
We will provide Centerra cost support payments from the First Threshold until the Second Threshold as follows:
a.With respect to gold, the lower of either $415 per ounce, or 50% of the spot gold price less $435 per ounce, for each ounce of gold delivered under the existing Mount Milligan stream agreement.
b.With respect to copper, 35% of the spot copper price for each pound of copper delivered under the existing Mount Milligan stream agreement.
Cost Support After Approximately 2036
We will provide Centerra cost support payments after the Second Threshold as follows:
a.With respect to gold, the lower of either $615 per ounce, or 66% of the spot gold price less $435 per ounce, for each ounce of gold delivered under the existing Mount Milligan stream agreement.
b.With respect to copper, 51% of the spot copper price, for each pound of copper delivered.
Suspension of Cost Support
Our obligation to make long-term cost support payments will be suspended if (and for so long as) Centerra discloses reserve tonnage which, when combined with mining depletion from the Reference Date to the date of such disclosure, is less than the current reserves expected to be processed through to 2035. Suspension of cost support payments will not impact the Deferred Gold Consideration and free cash flow interest, and the cash consideration is not refundable as long as we comply with the terms of the Mount Milligan Cost Support Agreement and the existing stream agreement.
Nothing in the Mount Milligan Cost Support Agreement modifies the existing stream agreement, including the payment of $435 for each gold ounce delivered and 15% of the spot price for each pound of copper delivered.
5.     REVENUE
Revenue Recognition
A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
Stream Interests
A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more of the metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily at cash average or spot market prices. The sales price for the averaging contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive period between ten days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time), commencing shortly after receipt and purchase of the metal. We settle both averaging and spot sales contracts via physical delivery of the metal to the purchaser (our customer) on the settlement date specified in the contract. Under our sales contracts, there is a single performance obligation to sell a contractually specified volume of metal to the purchaser, and we satisfy this obligation at the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2023 10-K. For the three months ended March 31, 2024, royalty revenue that was estimated or was attributable to metal production for a period prior to March 31, 2024, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 9.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Stream revenue:
Gold	$78,277	$78,629
Silver	14,747	18,308
Copper	9,504	18,053
Total stream revenue	$102,528	$114,990
Royalty revenue:
Gold	$33,496	$42,868
Silver	4,328	2,946
Copper	3,621	5,058
Other	4,929	4,530
Total royalty revenue	$46,374	$55,402
Total revenue	$148,902	$170,392
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
	Metal(s)	March 31, 2024	March 31, 2023
Stream revenue:
Mount Milligan	Gold & Copper	$34,995	$46,656
Pueblo Viejo	Gold & Silver	17,760	22,358
Andacollo	Gold	11,689	12,934
Khoemacau	Silver	7,758	9,153
Other	Gold & Silver	30,326	23,889
Total stream revenue		$102,528	$114,990
Royalty revenue:
Cortez Legacy Zone	Gold	$13,365	$23,087
Cortez CC Zone	Gold	4,411	3,206
Peñasquito	Gold, Silver, Lead & Zinc	9,229	7,433
Other	Various	19,369	21,676
Total royalty revenue		$46,374	$55,402
Total revenue		$148,902	$170,392
Please refer to Note 9 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
6.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Restricted stock	$1,971	$1,614
Performance stock	1,017	810
Stock appreciation rights	—	205
Stock options	—	7
Total stock-based compensation expense	$2,988	$2,636
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
During the three months ended March 31, 2024 and 2023, we granted the following stock-based compensation awards:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Number of shares)
Performance stock (at maximum 200% attainment)	93,840	82,360
Restricted Stock	65,850	56,530
Total equity awards granted	159,690	138,890
As of March 31, 2024, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$11,418	2.2
Performance stock	8,469	2.2
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income attributable to Royal Gold common stockholders	$47,166	$63,875
Weighted-average shares for basic EPS	65,637,428	65,594,977
Effect of other dilutive securities	102,832	114,118
Weighted-average shares for diluted EPS	65,740,260	65,709,095
Basic EPS	$0.72	$0.97
Diluted EPS	$0.72	$0.97
8.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
Income tax expense	$27,033	$15,871
Effective tax rate	36.4%	19.9%
The effective tax rate for the three months ended March 31, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
9.     SEGMENT INFORMATION
We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2024			As of December 31, 2023
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$451,610	$612,428	$1,064,038	$461,398	$614,900	$1,076,298
Dominican Republic	308,814	—	308,814	311,050	—	311,050
Africa	255,704	321	256,025	264,529	321	264,850
Chile	219,392	224,116	443,508	222,629	224,116	446,745
United States	—	789,467	789,467	—	794,891	794,891
Mexico	—	39,245	39,245	—	41,803	41,803
Australia	—	20,961	20,961	—	21,288	21,288
Rest of world	89,799	26,638	116,437	92,010	26,639	118,649
Total	$1,325,319	$1,713,176	$3,038,495	$1,351,616	$1,723,958	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$102,528	$21,751	$—	$27,401	$53,376
Royalty interests	46,374	—	1,449	11,282	33,643
Total	$148,902	$21,751	$1,449	$38,683	$87,019

	Three Months Ended March 31, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$114,990	$25,020	$—	$33,752	$56,218
Royalty interests	55,402	—	1,989	12,462	40,951
Total	$170,392	$25,020	$1,989	$46,214	$97,169
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Total segment gross profit	$87,019	$97,169

Costs and expenses
General and administrative expenses	11,412	11,000
Depreciation and amortization	82	114
Operating income	75,525	86,055
Fair value changes in equity securities	447	799
Interest and other income	2,977	2,263
Interest and other expense	(4,607)	(9,175)
Income before income taxes	$74,342	$79,942

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our revenue by reportable segment for the three months ended March 31, 2024 and 2023, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Stream interests:
Canada	$44,705	$56,981
Africa	19,101	17,539
Dominican Republic	17,760	22,358
Chile	11,689	12,934
Rest of world	9,273	5,178
Total stream interests	$102,528	$114,990

Royalty interests:
United States	$24,079	$33,581
Mexico	10,768	9,295
Canada	5,131	6,591
Australia	4,975	4,099
Rest of world	1,421	1,836
Total royalty interests	$46,374	$55,402
Total revenue	$148,902	$170,392
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
As of March 31, 2024 and December 31, 2023, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.
The carrying value of our revolving credit facility (Note 3) approximates fair value as of March 31, 2024.
As of March 31, 2024, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
11.     COMMITMENTS AND CONTINGENCIES
Ilovica Gold Stream Acquisition
As of March 31, 2024, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Presentation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the financial condition and results of operations of Royal Gold. You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (“2023 10-K”).
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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2024, we owned nine stream interests, which are on eight producing properties and one development stage property. Stream interests accounted for approximately 69% and 67% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2024, we owned royalty interests on 29 producing properties, 23 development stage properties and 116 exploration stage properties, of which we consider 49 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 31% and 33% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
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
For the three months ended March 31, 2024 and 2023, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$2,070	75%	$1,890	71%
Silver ($/ounce)(1)	$23.34	13%	$22.55	12%
Copper ($/pound)(2)	$3.83	9%	$4.05	14%
Other	N/A	3%	N/A	3%
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metals Exchange settlement price for copper.
Recent Developments
Mount Milligan Cost Support Agreement
On February 13, 2024, RGLD Gold AG, a subsidiary of the Company, entered into a Processing Cost Support Agreement (the "Mount Milligan Cost Support Agreement") with Centerra Gold Inc. ("Centerra") with respect to the Mount Milligan Mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future ("Deferred Gold Consideration") and a free cash flow interest. The cost support allowed for the extension of the mine life from 2032 to 2035 and the potential to extend the mine life beyond 2035. Refer to Note 4 to the notes to consolidated financial statements for more information on the Mount Milligan Cost Support Agreement and Deferred Gold Consideration.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 4,900 ounces for the three months ended March 31, 2024, compared to approximately 5,200 ounces for the three months ended March 31, 2023. The decrease in deliveries in the current period resulted primarily from Andacollo experiencing lower gold grades and lower gold recoveries. Stream deliveries typically occur approximately 5 months after mine production.
On April 25, 2024, Teck Resources Limited ("Teck") reported that Andacollo continues to face extreme drought conditions, and continued water restrictions resulted in lower tonnes milled in the three months ended March 31, 2024. According to Teck, it continues to assess steps that can be taken to mitigate these water restriction risks, with a solution expected to be in place in 2025. As a result, and with the benefit of higher-grade ore, production is expected to increase between 2025 and 2027, compared to 2024. Gold and copper grades are relatively well correlated at Andacollo and gold production tends to track copper production.
Teck expects that 2024 gold production from Andacollo will range between 18,000 and 24,000 ounces compared to actual gold production of 23,400 ounces in 2023. We receive stream deliveries based on a fixed payability factor of 89%.

Teck has reported that the current life of mine for Andacollo is expected to continue until 2036 although additional permits or amendments to existing permits will be required to execute the life of mine plan.
Khoemacau
Silver stream deliveries from Khoemacau were 298,500 ounces for the three months ended March 31, 2024, compared to approximately 427,500 ounces for the three months ended March 31, 2023. The decrease in deliveries in the current period resulted from lower tonnage milled due to equipment downtime and lower ore grade as a result of the mining schedule, and the timing of shipments and settlements during the periods. We receive stream deliveries based on a fixed payability factor of 90%.
On March 22, 2024, MMG Limited (“MMG”) completed its acquisition of Cuprous Capital, the parent company that owns Khoemacau. Upon completion of its acquisition of Cuprous Capital, we received a $37 million repayment from MMG for the Khoemacau debt facility outstanding principal and interest balance.
MMG expects payable silver production in 2024 to range between 1.2 to 1.4 million ounces, which is below the average life of mine production of 1.8 to 2.0 million ounces per year due to lower silver grades in the upper portion of the Zone 5 deposit and the top-down mining sequence. In 2023 the actual silver production from Khoemacau was 1.5 million ounces.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 15,200 ounces for the three months ended March 31, 2024, compared to approximately 13,900 ounces for the three months ended March 31, 2023. Deliveries at Mount Milligan lag mine production by approximately 5 months. Increased gold deliveries resulted from the earlier than expected settlement of a concentrate shipment in the current quarter, which offset lower gold grade and recovery in the production period related to the latest delivery.
Copper stream deliveries from Mount Milligan were approximately 3.38 million pounds during the three months ended March 31, 2024, compared to approximately 3.56 million pounds during the three months ended March 31, 2023. Decreased copper deliveries are attributed to lower copper head grade and the processing of oxidized ore which negatively affected recovery. On February 13, 2024, we entered into the Mount Milligan Cost Support Agreement with Centerra that provides near-term cash and deferred gold consideration to Royal Gold in return for long-term cost support that allows an extension of the mine life of Mount Milligan to 2035 and the potential for future increases in mine life beyond 2035. With the announcement of the agreement, Centerra described a three-part strategy to further increase the Mount Milligan mine life that includes the completion of a Preliminary Economic Assessment (“PEA”) in the first half of 2025 to evaluate mine life extension opportunities, further exploration drilling, and a site optimization program that began in the fourth quarter of 2023.
On February 22, 2024, Centerra confirmed 2024 production guidance for Mount Milligan. Centerra expects gold production of between 180,000 and 200,000 ounces, which, at the midpoint, is 23% higher than last year’s production. This is mainly due to mine sequencing and higher gold grades. Copper production is expected to be between 55 million and 65 million pounds, which, at the midpoint, is 3% lower than last year's production. Both gold and copper production are expected to be evenly weighted throughout the year. We receive gold stream deliveries based on a 97% payability factor, and copper stream deliveries based on a payability factor of the greater of 95% or the actual payability factor received by Centerra.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 5,800 ounces for the three months ended March 31, 2024, compared to approximately 7,400 ounces for the three months ended March 31, 2023. The decrease in gold deliveries in the current period resulted from lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the new plant. Barrick reported mill throughput was additionally affected by the structural failure of the ore stockpile feed conveyor in the December quarter, delaying the ramp-up of the expanded plant to full production.
Silver stream deliveries were approximately 218,200 ounces for the three months ended March 31, 2024, compared to approximately 362,200 ounces for the three months ended March 31, 2023. During the quarter an additional 123,300 ounces of silver were deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate (ounces are only deferred below 52.5%).

If actual recovery rates fall below the contractual 70% recovery rate, ounces may be deferred with deferred ounces to be delivered in future periods as silver recovery allows. As of March 31, 2024, approximately 966,000 ounces remain deferred. We expect that silver recoveries could remain highly variable and material deliveries of deferred silver ounces are not expected until the expanded plant is running at full production levels. We do not expect material deliveries of the outstanding balance of deferred silver in 2024.
On May 1, 2024, Barrick provided an update on the plant expansion and mine life extension project at Pueblo Viejo. According to Barrick, process plant construction has been completed with the focus now on increasing production from the crushing and milling circuits and operational stability and recovery improvements in the flotation circuit. Reconstruction of the ore stockpile feed conveyor was completed in April, which will allow the plant to commence throughput ramp-up in the second quarter. With respect to the mine life extension project, Barrick reported that the technical and social studies for additional tailings storage capacity at the El Naranjo facility continued to advance and the feasibility study is due for completion in the third quarter of 2024.
Barrick continues to expect its share of 2024 gold production at Pueblo Viejo to remain in the range of 420,000 to 490,000 ounces in 2024. This is compared to actual gold production of 335,000 ounces in 2023.
Royalty Interests
Cortez
Production attributable to the Company’s royalty interest at the Cortez Complex was approximately 194,200 ounces of gold for the three months ended March 31, 2024, of which 69,200 ounces were attributable to the Legacy Zone, and 125,000 ounces were attributable to the CC Zone, compared to approximately 223,800 ounces of gold for the three months ended March 31, 2023, of which 117,200 ounces were attributable to the Legacy Zone, and 106,600 ounces were attributable to the CC Zone.
On May 1, 2024, Barrick reported that production from the Cortez Complex delivered on plan in the first quarter. Barrick continues to expect 2024 gold production of approximately 620,000 to 680,000 ounces (100% basis), with production affected by lower oxide grades and tonnes at Crossroads (approximate 9.4% GSR royalty rate to Royal Gold), partially offset by a higher contribution from Goldrush (approximate 1.6% GSR royalty rate to Royal Gold).
Peñasquito
Production attributable to the Company’s royalty interest at Peñasquito was approximately 44,000 ounces of gold, 9.85 million ounces of silver, 64.9 million pounds of lead, and 134.9 million pounds of zinc for the three months ended March 31, 2024. This compares to approximately 55,600 ounces of gold, 6.09 million ounces of silver, 36.4 million pounds of lead, and 99.2 million pounds of zinc for the three months ended March 31, 2023. According to Newmont, the lower gold production, and higher silver, lead and zinc production during the current quarter was primarily the result of lower gold and higher silver, lead and zinc grades being delivered from the Chile Colorado pit, which was in line with expectations. Further, Newmont expects that the current stripping at Peñasquito will bring forward a higher proportion of gold ounces from the Peñasco pit, with gold production weighted approximately 60% toward the second half of 2024 with more ore mining from the Peñasco pit in the fourth quarter of 2024 and into 2025, balancing with the strong production of silver, lead and zinc from the Chile Colorado pit.
On April 25, 2024, Newmont reported that there is no change to the 2024 production guidance at Peñasquito of 250,000 ounces of gold, 34 million ounces of silver, 95,000 tonnes of lead and 245,000 tonnes of zinc.
Results of Operations
Quarter Ended March 31, 2024, Compared to Quarter Ended March 31, 2023
For the three months ended March 31, 2024, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $47.2 million, or $0.72 per basic and diluted share, as compared to net income of $63.9 million, or $0.97 per basic and diluted share, for the three months ended March 31, 2023. The decrease in net income was primarily attributable to lower revenue and higher income tax expense, as discussed below.
For the three months ended March 31, 2024, we recognized total revenue of $148.9 million, comprised of stream revenue of $102.5 million and royalty revenue of $46.4 million at an average gold price of $2,070 per ounce, an average silver price of $23.34 per ounce and an average copper price of $3.83 per pound. This is compared to total revenue of $170.4 million for the three months ended March 31, 2023, comprised of stream revenue of $115.0 million and royalty revenue of $55.4 million, at an average gold price of $1,890 per ounce, an average silver price of $22.55 per ounce and an average copper price of $4.05 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, are as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Stream/Royalty	Metal(s)	Revenue	Reported Production(1)		Revenue	Reported Production(1)
Stream(2):
Mount Milligan		$34,995			$46,656
	Gold		12,500	oz.		15,200	oz.
	Copper		2.5	Mlbs.		4.5	Mlbs.
Pueblo Viejo		$17,760			$22,358
	Gold		6,200	oz.		7,900	oz.
	Silver		223,000	oz.		337,900	oz.
Andacollo	Gold	$11,689	5,700	oz.	$12,934	7,000	oz.
Khoemacau	Silver	$7,758	332,000	oz.	$9,153	404,100	oz.
Other(3)		$30,326			$23,889
	Gold		13,800	oz.		12,000	oz.
	Silver		80,100	oz.		66,200	oz.
Total stream revenue		$102,528			$114,990

Royalty(2):
Cortez Legacy Zone	Gold	$13,365	68,700	oz.	$23,087	117,200	oz.
Cortez CC Zone	Gold	$4,411	124,900	oz.	$3,206	106,600	oz.
Peñasquito		$9,229			$7,433
	Gold		44,000	oz.		55,600	oz.
	Silver		9.8	Moz.		6.1	Moz.
	Lead		64.9	Mlbs.		36.4	Mlbs.
	Zinc		134.8	Mlbs.		99.2	Mlbs.
Other(3)	Various	$19,369	N/A		$21,676
Total royalty revenue		$46,374			$55,402
Total revenue		$148,902			$170,392
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended March 31, 2024, and 2023, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 5 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The decrease in our total revenue resulted primarily from lower gold production at the Cortez Legacy Zone, lower gold and copper sales at Mount Milligan and lower gold and silver sales at Pueblo Viejo. These decreases were partially offset by higher average gold and silver prices and higher gold sales from Wassa and Xavantina compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2024 and 2023, and gold and silver ounces and copper pounds in inventory as of March 31, 2024, and December 31, 2023, for our streaming interests were as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023		As of March 31, 2024	As of December 31, 2023
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	15,200	12,500	13,900	15,200	6,700	4,000
Pueblo Viejo	5,800	6,200	7,400	7,900	5,800	6,200
Andacollo	4,900	5,700	5,200	7,000	—	800
Other	13,800	13,700	13,200	12,000	4,300	4,200
Total	39,700	38,100	39,700	42,100	16,800	15,200

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023		As of March 31, 2024	As of December 31, 2023
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	298,500	332,000	427,500	404,100	101,900	135,300
Pueblo Viejo	218,200	223,000	362,300	337,900	218,200	223,000
Other	84,600	80,000	69,400	66,200	29,300	24,800
Total	601,300	635,000	859,200	808,200	349,400	383,100

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023		As of March 31, 2024	As of December 31, 2023
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.4	2.5	3.6	4.5	0.9	—
Cost of sales, which excludes depreciation, depletion and amortization, decreased to $21.8 million for the three months ended March 31, 2024, from $25.0 million for the three months ended March 31, 2023. The decrease, when compared to the prior year quarter, was primarily due to lower gold and copper sales at Mount Milligan. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce for gold and 15% of the spot price for copper near the date of metal delivery. Separate, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 4 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met.
Depreciation, depletion and amortization decreased to $38.8 million for the three months ended March 31, 2024, from $46.3 million for the three months ended March 31, 2023. The decrease was primarily due to lower depletion rates and lower gold and copper sales at Mount Milligan during the quarter. The decrease was also due to lower gold production at the Cortez Legacy Zone compared to the prior year period.
Interest and other expense decreased to $4.6 million for the three months ended March 31, 2024, from $9.2 million for the three months ended March 31, 2023. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. We had $150 million outstanding under our revolving credit facility as of March 31, 2024, compared to $500 million outstanding as of March 31, 2023. The current all-in borrowing rate under our revolving credit facility was 6.5% as of March 31, 2024, compared to 6.2% for the comparable prior year period.
For the three months ended March 31, 2024, we recorded income tax expense of $27.0 million, compared with income tax expense of $15.9 million for the three months ended March 31, 2023. The income tax expense resulted in an effective tax rate of 36.4% in the current period, compared with 19.9% for the three months ended March 31, 2023. The three months ended March 31, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to consideration received from the Mount Milligan Cost Support Agreement.

Liquidity and Capital Resources
Overview
At March 31, 2024, we had current assets of $193.0 million compared to current liabilities of $77.1 million, which resulted in working capital of $115.9 million. This compares to current assets of $167.4 million and current liabilities of $72.4 million at December 31, 2023, resulting in working capital of $95 million. The increase in working capital was primarily due to cash proceeds from the repayment of the Khoemacau debt facility and the cash consideration as part of the Mount Milligan Cost Support Agreement.
During the three months ended March 31, 2024, liquidity needs were met from $138.3 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $966 million of total liquidity at March 31, 2024. As of March 31, 2024, we had $850 million available and $150 million outstanding under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2024. Refer to Note 3 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.
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
Please refer to our risk factors included in Part 1, Item 1A of our 2023 10-K for a discussion of certain risks that may impact our liquidity and capital resources.
Recent Liquidity Developments
Revolving Credit Facility Repayment
On March 6, 2024, we made a $100 million principal payment towards the outstanding balance on the revolving credit facility leaving $850 million available as of March 31, 2024.
On April 8, 2024 and May 8, 2024, we made principal payments of $25 million and $50 million, respectively, on the outstanding balance of the credit facility, leaving $925 million available as of the date of this report.
Cash Flows
Operating Activities
Net cash provided by operating activities totaled $138.3 million for the three months ended March 31, 2024, compared to $108.7 million for the three months ended March 31, 2023. The increase, when compared to the prior year period, was primarily due to cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement and $12.0 million of interest from the repayment of the Khoemacau debt facility. This increase was partially offset by lower cash receipts from the stream and royalty segments when compared to the prior year period.
Investing Activities
Net cash provided by investing activities totaled $23.6 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2023. The change from the comparable prior year period was primarily due to the Khoemacau debt facility principal repayment of $25 million.
Financing Activities
Net cash used in financing activities totaled $128.1 million for the three months ended March 31, 2024, compared to $100.2 million for the three months ended March 31, 2023. The increase was primarily due to an increase in payments made on our revolving credit facility when compared to the prior year.

Recently Adopted Accounting Standards and Critical Accounting Policies
Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K for discussion on our critical accounting policies.
Forward-Looking Statements
This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance, including production, deliveries, mine plans, environmental and feasibility studies, technical reports, mine facilities, estimates of mineral resources and mineral reserves, developments relating to their properties and operations, cash flows and liquidity, capital requirements and capital expenditures; benefits from acquisitions and asset assessments; receipt and timing of metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing and stockholder returns; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other risk factors described in in this report and in our other reports filed with the Securities and Exchange Commission, including our 2023 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, inflation and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could negatively affect our results of operations or cash flow,” under Part I, Item 1A of our 2023 10-K, for more information about risks associated with metal price volatility.
During the three months ended March 31, 2024, we reported revenue of $148.9 million, with an average gold price for the period of $2,070 per ounce, an average silver price of $23.34 per ounce, and an average copper price of $3.83 per pound.

The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended March 31, 2024:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	75%	$11.2 million
Silver	13%	$1.2 million
Copper	9%	$2.5 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS

The following risk factor supplements, and should be read in conjunction with, the risk factors included in the section entitled “Risk Factors” of our 2023 10-K.

We have limited access to the properties in which we hold stream or royalty interests and to information concerning the properties, which may make it difficult for us to project or assess the performance of our stream and royalty interests, confirm information provided by the operators concerning the properties including mineral resources and mineral reserves, and disclose technical information concerning the properties in a manner permitted by the SEC.

Our stream and royalty agreements provide us with limited access and information rights concerning the properties in which we hold stream or royalty interests. Operators generally provide us with limited information on mine production relating to the properties that are subject to our interests. Our access to additional property information depends upon the terms of the contracts that underlay our stream and royalty interests, which terms vary significantly among properties. In circumstances where we do receive additional property information, we generally do not have access to drilling, metallurgical, permitting, development, production, operating, or other data in sufficient detail, nor do we have access to properties, sufficient to confirm disclosure from the operators, including verifying mineral resources and mineral reserves disclosed by the operators. As a result, we generally rely on the operators’ disclosures and limited information provided to us by the operators for the information we use in monitoring our interests and in preparing our public disclosure.

Because we have limited information concerning the properties in which we hold stream or royalty interests, it may be difficult for us to project or assess the performance of a stream or royalty interest. Also, we generally are unable to evaluate the accuracy, completeness or fairness of the information provided to us, or disclosed, by operators and that we use in preparing our public disclosure. Any actions we take based on inaccurate or incomplete information from operators could negatively affect our business, financial condition, or results of operations. The correction of inaccurate or incomplete information from operators could also cause the price of our common stock to decline.

In addition, most foreign-domiciled operators of properties in which we hold stream and royalty interests do not disclose information about their properties in accordance with Subpart 1300 of Regulation S-K (“SK1300”). We have repeatedly requested the operators of our material properties that do not themselves report under SK1300 to prepare technical report summaries for us under SK1300 or permit us the access and information sufficient for us to prepare our own technical report summaries relating to the properties for filing with the SEC, but in each case, the operator denied our request. We believe the information provided to us, or disclosed by the foreign-domiciled operators, including mineral resources, mineral reserves and other technical information concerning properties in which we hold stream and royalty interests, is prepared under guidelines that are substantially similar to the information that would be prepared under SK1300. However, the SEC may limit the information we can provide in our public filings, such as mineral resources and mineral reserves, for properties that are not the subject of technical report summaries prepared under SK1300, which could make it more difficult for investors to evaluate our business.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 9, 2024
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)