Form 10-Q
period 2024-06-30
ROYAL GOLD INC
filed 2024-08-08
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 65,740,856 shares of Royal Gold common stock outstanding as of July 31, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and equivalents	$74,232	$104,167
Royalty receivables	40,338	48,884
Income tax receivable	5,637	2,676
Stream inventory	10,904	9,788
Prepaid expenses and other	2,387	1,911
Total current assets	133,498	167,426
Stream and royalty interests, net (Note 3)	3,053,988	3,075,574
Other assets	81,535	118,057
Total assets	$3,269,021	$3,361,057
LIABILITIES
Accounts payable	$13,227	$11,441
Dividends payable	26,314	26,292
Current portion of long-term debt (Note 4)	50,000	—
Income tax payable	18,103	15,557
Other current liabilities	14,739	19,132
Total current liabilities	122,383	72,422
Debt (Note 4)	—	245,967
Deferred tax liabilities	133,351	134,299
Mount Milligan deferred liability (Note 5)	25,000	—
Other liabilities	7,094	7,728
Total liabilities	287,828	460,416
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,656,625 and 65,631,760 shares outstanding, respectively	656	656
Additional paid-in capital	2,225,942	2,221,039
Accumulated earnings	742,270	666,522
Total Royal Gold stockholders’ equity	2,968,868	2,888,217
Non-controlling interests	12,325	12,424
Total equity	2,981,193	2,900,641
Total liabilities and equity	$3,269,021	$3,361,057
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue (Note 6)	$174,096	$144,042	$322,999	$314,434

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	24,174	23,367	45,924	48,387
General and administrative	10,511	9,093	21,923	20,093
Production taxes	1,581	1,274	3,031	3,263
Depreciation, depletion and amortization	35,747	38,412	74,512	84,741
Total costs and expenses	72,013	72,146	145,390	156,484

Operating income	102,083	71,896	177,609	157,950

Fair value changes in equity securities	(63)	(509)	383	291
Interest and other income	807	2,650	3,783	4,912
Interest and other expense	(2,516)	(8,408)	(7,123)	(17,582)
Income before income taxes	100,311	65,629	174,652	145,571

Income tax expense (Note 9)	(18,991)	(2,029)	(46,025)	(17,900)
Net income and comprehensive income	81,320	63,600	128,627	127,671
Net income and comprehensive income attributable to non-controlling interests	(112)	(151)	(255)	(347)
Net income and comprehensive income attributable to Royal Gold common stockholders	$81,208	$63,449	$128,372	$127,324
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.23	$0.97	$1.95	$1.94
Basic weighted average shares outstanding	65,650,801	65,605,391	65,644,115	65,600,213
Diluted earnings per share	$1.23	$0.97	$1.95	$1.93
Diluted weighted average shares outstanding	65,767,538	65,762,903	65,753,899	65,736,028
Cash dividends declared per common share	$0.40	$0.375	$0.800	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended June 30, 2024, and 2023
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2024	65,648,831	$656	$2,223,021	$687,377	$12,312	$2,923,366
Stock-based compensation and related share issuances	7,794	—	2,921	—	—	2,921
Distributions to non-controlling interests	—	—	—	—	(99)	(99)
Net income and comprehensive income	—	—	—	81,208	112	81,320
Dividends declared	—	—	—	(26,315)	—	(26,315)
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2023	65,599,348	$656	$2,215,362	$566,545	$12,369	$2,794,932
Stock-based compensation and related share issuances	10,388	—	2,197	—	—	2,197
Distributions to non-controlling interests	—	—	—	—	(189)	(189)
Net income and comprehensive income	—	—	—	63,449	151	63,600
Dividends declared	—	—	—	(24,647)	—	(24,647)
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893
ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2024, and 2023
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	24,865	—	4,903	—	—	4,903
Distributions to non-controlling interests	—	—	—	—	(354)	(354)
Net income and comprehensive income	—	—	—	128,372	255	128,627
Dividends declared	—	—	—	(52,624)	—	(52,624)
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	17,139	—	4,436	—	—	4,436
Distributions to non-controlling interests	—	—	—	—	(392)	(392)
Net income and comprehensive income	—	—	—	127,324	347	127,671
Dividends declared	—	—	—	(49,291)	—	(49,291)
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income and comprehensive income	$128,627	$127,671
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,512	84,741
Non-cash employee stock compensation expense	6,336	4,579
Fair value changes in equity securities	(383)	(291)
Deferred tax expense (benefit)	3,419	(7,139)
Other	484	445
Changes in assets and liabilities:
Royalty receivables	8,546	12,948
Stream inventory	(1,116)	1,998
Income tax receivable	(2,961)	(6,536)
Prepaid expenses and other assets	10,530	(2,641)
Accounts payable	1,786	1,866
Income tax payable	2,547	(462)
Mount Milligan deferred liability	25,000	—
Other liabilities	(5,528)	(597)
Net cash provided by operating activities	$251,799	$216,582

Cash flows from investing activities:
Acquisition of stream and royalty interests	(52,256)	(2,670)
Proceeds from Khoemacau debt facility	25,000	—
Other	(85)	(151)
Net cash used in investing activities	$(27,341)	$(2,821)

Cash flows from financing activities:
Repayment of debt	(200,000)	(175,000)
Net payments from issuance of common stock	(1,432)	253
Common stock dividends	(52,603)	(49,271)
Other	(358)	(2,172)
Net cash used in financing activities	$(254,393)	$(226,190)
Net decrease in cash and equivalents	(29,935)	(12,429)
Cash and equivalents at beginning of period	104,167	118,586
Cash and equivalents at end of period	$74,232	$106,157
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (“2023 10-K”).
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
2.     ACQUISITIONS
Back River Royalties
On June 26, 2024, International Royalty Corporation, a wholly-owned subsidiary of Royal Gold, acquired a 0.7% net smelter return ("NSR") royalty (the "Hill Royalty") that declines by 50% after $5 million Canadian dollars in royalty revenue is received, and a 26.25% interest in a 5% gross smelter return royalty (the "KM Royalty") that is payable after approximately 780,000 ounces have been produced on the Back River Gold Project ("Back River") for aggregate cash consideration of $51 million. Payments for the Hill Royalty are deductible from the KM Royalty. Back River is operated by B2Gold Corporation and is located in Western Nunavut, Canada.
The Back River royalties have been accounted for as an asset acquisition and the $51 million cash consideration, plus direct transaction costs, have been allocated to development ($42 million) and exploration ($9 million) stage royalty interests within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(446,143)	$344,492
Pueblo Viejo	610,404	(303,712)	306,692
Andacollo	388,182	(171,396)	216,786
Khoemacau	265,911	(51,179)	214,732
Rainy River	175,727	(80,377)	95,350
Other	237,059	(144,268)	92,791
Total production stage stream interests	2,467,918	(1,197,075)	1,270,843

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(71,850)	282,000
Voisey's Bay	205,724	(122,401)	83,323
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(62,459)	36,713
Other	462,695	(413,211)	49,484
Total production stage royalty interests	1,237,628	(675,887)	561,741
Total production stage stream and royalty interests	3,705,546	(1,872,962)	1,832,584

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	32,892	—	32,892
Total development stage stream and royalty interests	168,439	—	168,439

Exploration stage stream interests:
Xavantina	16,313	—	16,313
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	114,872	—	114,872
Total exploration stage stream and royalty interests	1,052,965	—	1,052,965
Total stream and royalty interests, net	$4,926,950	$(1,872,962)	$3,053,988

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(430,106)	$360,529
Pueblo Viejo	610,404	(299,354)	311,050
Andacollo	388,182	(165,553)	222,629
Khoemacau	265,911	(41,635)	224,276
Rainy River	175,727	(74,858)	100,869
Other	232,703	(132,043)	100,660
Total production stage stream interests	2,463,562	(1,143,549)	1,320,013

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(61,891)	291,959
Voisey's Bay	205,724	(121,000)	84,724
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,900)	39,272
Other	448,899	(408,522)	40,377
Total production stage royalty interests	1,223,832	(655,071)	568,761
Total production stage stream and royalty interests	3,687,394	(1,798,620)	1,888,774

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
La Fortuna	35,140	—	35,140
Other	45,992	—	45,992
Total development stage stream and royalty interests	138,591	—	138,591

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	106,864	—	106,864
Total exploration stage royalty interests	1,048,209	—	1,048,209
Total stream and royalty interests, net	$4,874,194	$(1,798,620)	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
4.     DEBT
Our debt as of June 30, 2024 and December 31, 2023 consists of the following (amounts in thousands):

	As of June 30, 2024			As of December 31, 2023
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs	Total

Current portion of long-term debt	$50,000	$—	$50,000	$—	$—	$—
Long-term debt	$—	$—	$—	$250,000	$(4,033)	$245,967
Total debt	$50,000	$—	$50,000	$250,000	$(4,033)	$245,967
_______________________________________________
(1)Debt issuance costs of $3.6 million included within Other assets on our consolidated balance sheets.
Revolving credit facility
For the six months ended June 30, 2024, we repaid a total of $200 million on our outstanding revolving credit facility. As of June 30, 2024, we had $50 million outstanding and $950 million available under our revolving credit facility. The interest rate on borrowings under our revolving credit facility as of June 30, 2024, was Term SOFR plus 1.20% for an all-in rate of 6.5%. Interest expense, which includes interest on outstanding borrowings and amortization of debt issuance costs, was $1.7 million and $5.6 million for the three and six months ended June 30, 2024, respectively, and $7.8 million and $16.3 million for the three and six months ended June 30, 2023, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of June 30, 2024.
On July 10, 2024, we repaid $25 million on our outstanding revolving credit facility, and on August 12, 2024, we plan to pay the remaining outstanding balance. We may repay any borrowings under our revolving credit facility at any time without premium or penalty.
5.     MOUNT MILLIGAN DEFERRED LIABILITY
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
The value of the cash consideration and free cash flow interest received from Centerra is recorded as a deferred liability in our consolidated balance sheets as of June 30, 2024. This amount will be amortized as we provide future cost support to Centerra under the Mount Milligan Cost Support Agreement on a units of production basis over the Mount Milligan mine life beginning with the first cost support payment made after the First Threshold (defined below) is met.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2023 10-K. For the three months ended June 30, 2024, royalty revenue that was estimated or was attributable to metal production for a period prior to June 30, 2024, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stream revenue:
Gold	$91,597	$80,227	$169,874	$158,856
Silver	16,880	19,230	31,628	37,539
Copper	14,475	6,558	23,979	24,610
Total stream revenue	$122,952	$106,015	$225,481	$221,005
Royalty revenue:
Gold	$37,171	$30,169	$70,667	$73,037
Silver	4,978	2,721	9,307	5,667
Copper	3,648	1,572	7,269	6,630
Other	5,347	3,565	10,275	8,095
Total royalty revenue	$51,144	$38,027	$97,518	$93,429
Total revenue	$174,096	$144,042	$322,999	$314,434
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
	Metal(s)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stream revenue:
Mount Milligan	Gold & Copper	$52,139	$41,208	$87,134	$87,863
Pueblo Viejo	Gold & Silver	19,801	23,540	37,562	45,898
Andacollo	Gold	10,608	7,823	22,297	20,757
Khoemacau	Silver	8,394	8,881	16,152	18,035
Other	Gold & Silver	32,010	24,563	62,336	48,452
Total stream revenue		$122,952	$106,015	$225,481	$221,005
Royalty revenue:
Cortez Legacy Zone	Gold	$11,214	$14,305	$24,579	$37,393
Cortez CC Zone	Gold	4,548	3,520	8,959	6,726
Peñasquito	Gold, Silver, Lead & Zinc	11,279	6,105	20,508	13,538
Other	Various	24,103	14,097	43,472	35,772
Total royalty revenue		$51,144	$38,027	$97,518	$93,429
Total revenue		$174,096	$144,042	$322,999	$314,434
Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restricted stock	$1,924	$1,540	$3,895	$3,154
Performance stock	1,424	183	2,441	993
Stock appreciation rights	—	212	—	417
Stock options	—	8	—	15
Total stock-based compensation expense	$3,348	$1,943	$6,336	$4,579
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	93,840	82,360
Restricted Stock	—	—	65,850	56,530
Total equity awards granted	—	—	159,690	138,890
As of June 30, 2024, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$9,676	2.0
Performance stock	7,248	2.0
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to Royal Gold common stockholders	$81,208	$63,449	$128,372	$127,324
Weighted-average shares for basic EPS	65,650,801	65,605,391	65,644,115	65,600,213
Effect of other dilutive securities	116,737	157,512	109,784	135,815
Weighted-average shares for diluted EPS	65,767,538	65,762,903	65,753,899	65,736,028
Basic EPS	$1.23	$0.97	$1.95	$1.94
Diluted EPS	$1.23	$0.97	$1.95	$1.93
9.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax expense	$18,991	$2,029	$46,025	$17,900
Effective tax rate	18.9%	3.1%	26.4%	12.3%
The effective tax rate for the six months ended June 30, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to the consideration from the Mount Milligan Cost Support Agreement. The effective tax rates for the three and six months ended June 30, 2023 included a discrete income tax benefit of $8.5 million attributable to the release of a valuation allowance on certain foreign deferred tax assets.
10.     SEGMENT INFORMATION
We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of June 30, 2024			As of December 31, 2023
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$439,843	$662,678	$1,102,521	$461,398	$614,900	$1,076,298
Dominican Republic	306,692	—	306,692	311,050	—	311,050
Africa	249,070	321	249,391	264,529	321	264,850
Chile	216,785	224,116	440,901	222,629	224,116	446,745
United States	—	783,860	783,860	—	794,891	794,891
Mexico	—	36,903	36,903	—	41,803	41,803
Australia	—	20,437	20,437	—	21,288	21,288
Rest of world	86,804	26,479	113,283	92,010	26,639	118,649
Total	$1,299,194	$1,754,794	$3,053,988	$1,351,616	$1,723,958	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended June 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$122,952	$24,174	$—	$26,124	$72,654
Royalty interests	51,144	—	1,581	9,534	40,029
Total	$174,096	$24,174	$1,581	$35,658	$112,683

	Three Months Ended June 30, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$106,015	$23,367	$—	$29,352	$53,296
Royalty interests	38,027	—	1,274	8,945	27,808
Total	$144,042	$23,367	$1,274	$38,297	$81,104

	Six Months Ended June 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$225,481	$45,924	$—	$53,525	$126,032
Royalty interests	97,518	—	3,031	20,816	73,671
Total	$322,999	$45,924	$3,031	$74,341	$199,703

	Six Months Ended June 30, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$221,005	$48,387	$—	$63,104	$109,514
Royalty interests	93,429	—	3,263	21,408	68,758
Total	$314,434	$48,387	$3,263	$84,512	$178,272
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total segment gross profit	$112,683	$81,104	$199,703	$178,272

Costs and expenses
General and administrative expenses	10,511	9,093	21,923	20,093
Depreciation and amortization	89	115	171	229
Operating income	102,083	71,896	177,609	157,950
Fair value changes in equity securities	(63)	(509)	383	291
Interest and other income	807	2,650	3,783	4,912
Interest and other expense	(2,516)	(8,408)	(7,123)	(17,582)
Income before income taxes	$100,311	$65,629	$174,652	$145,571
Our revenue by reportable segment for the three and six months ended June 30, 2024 and 2023, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stream interests:
Canada	$62,661	$50,848	$107,365	$107,829
Africa	20,396	18,763	39,497	36,301
Dominican Republic	19,801	23,540	37,562	45,899
Chile	10,608	7,823	22,297	20,757
Rest of world	9,486	5,041	18,760	10,219
Total stream interests	$122,952	$106,015	$225,481	$221,005

Royalty interests:
United States	$25,273	$23,265	$49,352	$56,845
Mexico	12,888	8,155	23,656	17,449
Australia	7,047	5,081	12,022	9,180
Canada	3,035	(97)	8,166	6,495
Rest of world	2,901	1,623	4,322	3,460
Total royalty interests	$51,144	$38,027	$97,518	$93,429
Total revenue	$174,096	$144,042	$322,999	$314,434
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
As of June 30, 2024 and December 31, 2023, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.
The carrying value of our revolving credit facility (Note 4) approximates fair value as of June 30, 2024.
As of June 30, 2024, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
12.     COMMITMENTS AND CONTINGENCIES
Ilovica Gold Stream Acquisition
As of June 30, 2024, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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
We do not own, develop, or mine the properties on which we hold stream or royalty interests. Certain information provided in this Quarterly Report on Form 10-Q about operating properties in which we hold interests, including information about mineral resources and reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, in certain cases including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of, this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.
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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2024, we owned nine stream interests, which are on seven producing properties and two development stage properties. Stream interests accounted for approximately 71% and 70% of our total revenue for the three months and six months ended June 30, 2024, respectively, and 74% and 70% for the three and six months ended June 30, 2023, respectively. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2024, we owned royalty interests on 31 producing properties, 20 development stage properties and 117 exploration stage properties, of which we consider 49 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 29% and 30% of our total revenue for the three and six months ended June 30, 2024, respectively, and 26% and 30% for the three and six months ended June 30, 2023, respectively.
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
For the three and six months ended June 30, 2024 and 2023, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$2,338	74%	$1,976	77%	$2,203	74%	$1,932	74%
Silver ($/ounce)(1)	$28.84	13%	$24.13	15%	$26.07	13%	$23.31	14%
Copper ($/pound)(2)	$4.42	10%	$3.84	6%	$4.12	10%	$3.95	10%
Other	N/A	3%	N/A	2%	N/A	3%	N/A	2%
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metals Exchange settlement price for copper.
Recent Developments
Back River Royalties Acquisition
On June 26, 2024, International Royalty Corporation, a wholly-owned subsidiary of Royal Gold, acquired a 0.7% net smelter return royalty (the "Hill Royalty") that declines by 50% after $5 million Canadian dollars in royalty revenue is received, and a 26.25% interest in a 5% gross smelter return ("GSR") royalty (the "KM Royalty") that is payable after approximately 780,000 ounces have been produced on the Back River Gold Project ("Back River") for aggregate cash consideration of $51 million. Payments for the Hill Royalty are deductible from the KM Royalty. When considered together, the royalty interests are equivalent to an approximate effective 1.1% GSR royalty rate over the majority of the mine life. Back River is operated by B2Gold Corporation and is located in Western Nunavut, Canada. Refer to Note 2 to the notes to consolidated financial statements for more information on the Back River royalties acquisition.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 5,800 ounces for the three months ended June 30, 2024, compared to approximately 3,700 ounces for the three months ended June 30, 2023. The increase in deliveries in the current period resulted primarily from differences in the timing of shipments and settlements during the periods. Stream deliveries typically occur approximately 5 months after mine production. We receive stream deliveries based on a fixed payability factor of 89%.
On July 23, 2024, Teck Resources Limited (“Teck”) reported that production at Andacollo continued to be impacted by low water availability due to extreme drought conditions which limited ore processing rates. The water restrictions improved during the June 2024 quarter and Teck expects that improvement to continue in the second half of 2024.

Khoemacau
Silver stream deliveries from Khoemacau were approximately 281,600 ounces for the three months ended June 30, 2024, compared to approximately 398,700 ounces for the three months ended June 30, 2023. The decrease in deliveries in the current period resulted from lower tonnage milled due to equipment downtime and lower ore grade as a result of the mining schedule, and the timing of shipments and settlements during the periods. We receive stream deliveries based on a fixed payability factor of 90%.
On July 24, 2024, MMG Limited (“MMG”) reported that mining operations at Khoemacau during the June 2024 quarter were influenced by equipment availability and high turnover of skilled labor, a situation intensified by a competitive labor market in Botswana, due to an increase in underground mining operations in the country. To address this issue, Khoemacau has sourced a significant number of replacements who are being trained and inducted.
MMG reported that mining activities during the June 2024 quarter were concentrated in lower-grade sectors due to the mining sequence, which, coupled with dilution, adversely impacted ore grades. MMG is taking measures to reduce the dilution factor, with the expectation of achieving better ore grades in the forthcoming quarters.
Additionally, MMG reported it is committed to supporting the ramp-up of Khoemacau to achieve an annual production of 60,000 tonnes of copper by 2026, facilitated by ongoing mining development efforts to increase mining fronts, operational flexibility and mined grades. These efforts will be further enhanced by the completion of the primary vent fans as well as the paste fill project. In addition, MMG is dedicated to completing the construction of an expansion project by 2028, which aims to increase production capacity to 130,000 tonnes of copper, and is expected to reach full capacity by 2029. Any expanded production from the Zone 5 and Mango NE deposits falls within the area of interest covered by our silver stream interest.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 9,800 ounces for the three months ended June 30, 2024, compared to approximately 17,300 ounces for the three months ended June 30, 2023. Deliveries at Mount Milligan lag mine production by approximately 5 months. Decreased gold deliveries primarily resulted from the timing of shipments and settlements during the periods, including the early settlement of a concentrate shipment that occurred in the prior quarter.
Copper stream deliveries from Mount Milligan were approximately 2.5 million pounds during the three months ended June 30, 2024, in line with the prior year quarter.
On August 1, 2024, Centerra Gold Inc. ("Centerra") reported that it continued to execute on its site-wide optimization program at Mount Milligan, initially launched in the fourth quarter of 2023. According to Centerra, the program is focused on a holistic assessment of occupational health and safety, as well as improvements in mine and plant operations, and covers all aspects of the operation to maximize the potential of the orebody. Centerra reported that milling costs in the six months ended June 30, 2024, were 12% lower than the prior year period. Due to the longer-term nature of the mining optimization initiatives, Centerra expects to see improvements in mining costs per tonne in 2025.
Centerra also reported that work is progressing on a preliminary economic assessment to evaluate the substantial mineral resources at the Mount Milligan mine with a goal to unlock additional value beyond its current 2035 mine life. Centerra continues to expect that the Preliminary Economic Assessment will be completed in the first half of 2025.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 7,000 ounces for the three months ended June 30, 2024, compared to approximately 6,800 ounces for the three months ended June 30, 2023.
Silver stream deliveries were approximately 332,700 ounces for the three months ended June 30, 2024, compared to approximately 150,700 ounces for the three months ended June 30, 2023.
On July 16, 2024, Barrick reported that Pueblo Viejo’s production during the June 2024 quarter was flat sequentially as throughput is ramped up with a shift to recovery rate optimization in the second half of 2024.

Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 162,400 ounces of gold for the three months ended June 30, 2024, of which 42,600 ounces were attributable to the Legacy Zone, and 119,800 ounces were attributable to the CC Zone, compared to approximately 179,600 ounces of gold for the three months ended June 30, 2023, of which 68,100 ounces were attributable to the Legacy Zone, and 111,500 ounces were attributable to the CC Zone.
The reduction compared to the prior period is a result of planned lower production at Cortez.
Peñasquito
Production attributable to our royalty interest at Peñasquito was approximately 64,200 ounces of gold, 7.95 million ounces of silver, 42.9 million pounds of lead and 113.3 million pounds of zinc for the three months ended June 30, 2024. This compares to approximately 48,100 ounces of gold, 5.95 million ounces of silver, 35.6 million pounds of lead and 89.7 million pounds of zinc for the three months ended June 30, 2023. Production was lower in the prior year quarter primarily due to a labor strike that was subsequently resolved.
On July 24, 2024, Newmont reported that full year 2024 production at Peñasquito is expected to be second half weighted driven primarily by improved grades. Newmont reported that Peñasquito delivered strong gold and zinc grades from the Chile Colorado pit during the June 2024 quarter, and stripping in the Peñasco pit is expected to allow access to ore with 50% higher gold grades in the December 2024 quarter.
Results of Operations
Quarter Ended June 30, 2024, Compared to Quarter Ended June 30, 2023
For the three months ended June 30, 2024, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $81.2 million, or $1.23 per basic and diluted share, as compared to net income of $63.4 million, or $0.97 per basic and diluted share, for the three months ended June 30, 2023. The increase in net income was primarily attributable to higher revenue, as discussed below.
For the three months ended June 30, 2024, we recognized total revenue of $174.1 million, comprised of stream revenue of $123.0 million and royalty revenue of $51.1 million at an average gold price of $2,338 per ounce, an average silver price of $28.84 per ounce and an average copper price of $4.42 per pound. This is compared to total revenue of $144.0 million for the three months ended June 30, 2023, comprised of stream revenue of $106.0 million and royalty revenue of $38.0 million, at an average gold price of $1,976 per ounce, an average silver price of $24.13 per ounce and an average copper price of $3.84 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		June 30, 2024			June 30, 2023
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$52,139			$41,208
	Gold		16,100	oz.		17,500	oz.
	Copper		3.4	Mlbs.		1.7	Mlbs.
Pueblo Viejo		$19,801			$23,540
	Gold		5,800	oz.		7,400	oz.
	Silver		218,200	oz.		362,200	oz.
Andacollo	Gold	$10,608	4,500	oz.	$7,823	4,000	oz.
Khoemacau	Silver	$8,394	295,500	oz.	$8,881	373,000	oz.
Other(3)		$32,010			$24,563
	Gold		12,800	oz.		11,600	oz.
	Silver		79,500	oz.		65,700	oz.
Total stream revenue		$122,952			$106,015
		.
Royalty(2):
Cortez Legacy Zone	Gold	$11,214	42,600	oz.	$14,305	68,100	oz.
Cortez CC Zone	Gold	$4,548	119,800	oz.	$3,520	111,500	oz.
Peñasquito		$11,279			$6,105
	Gold		64,200	oz.		48,100	oz.
	Silver		8.0	Moz.		6.0	Moz.
	Lead		42.9	Mlbs.		35.6	Mlbs.
	Zinc		113.3	Mlbs.		89.7	Mlbs.
Other(3)	Various	$24,103	N/A		$14,097	N/A
Total royalty revenue		$51,144			$38,027
Total Revenue		$174,096			$144,042
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended June 30, 2024, and 2023, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices compared to the prior period. Higher copper sales at Mount Milligan, and higher gold and silver production at Peñasquito also contributed to the increase. These increases were partially offset by lower gold and silver sales at Pueblo Viejo compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended June 30, 2024 and 2023, and gold and silver ounces and copper pounds in inventory as of June 30, 2024, and December 31, 2023, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	9,800	16,100	17,300	17,500	500	4,000
Pueblo Viejo	7,000	5,800	6,800	7,400	7,000	6,200
Andacollo	5,800	4,500	3,700	4,000	1,200	800
Other	11,800	12,800	11,200	11,600	3,300	4,200
Total	34,400	39,200	39,000	40,500	12,000	15,200

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	332,700	218,200	150,700	362,200	332,700	223,000
Khoemacau	281,600	295,500	398,700	373,000	88,000	135,300
Other	80,000	79,500	70,600	65,700	29,800	24,800
Total	694,300	593,200	620,000	800,900	450,500	383,100

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.5	3.4	2.5	1.7	—	—
_______________________________________________
(1) Pueblo Viejo silver purchases do not include 142,800 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo silver stream agreement. Total deferred silver ounces were 1.12 million ounces at June 30, 2024, and the timing for the delivery of this deferred amount is uncertain.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $24.2 million for the three months ended June 30, 2024, from $23.4 million for the three months ended June 30, 2023. The increase, when compared to the prior year quarter, was primarily due to higher copper sales at Mount Milligan. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 5 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds but only as requested by Centerra.
General and administrative costs increased to $10.5 million for the three months ended June 30, 2024, from $9.1 million for the three months ended June 30, 2023. The increase was primarily due to higher non-cash stock compensation expense compared to the prior year period.
Depreciation, depletion and amortization decreased to $35.7 million for the three months ended June 30, 2024, from $38.4 million for the three months ended June 30, 2023. The decrease was primarily due to lower depletion rates at Khoemacau and lower gold and silver sales at Pueblo Viejo compared to the prior year period.
Interest and other expense decreased to $2.5 million for the three months ended June 30, 2024, from $8.4 million for the three months ended June 30, 2023. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended June 30, 2024, amounts outstanding under our revolving credit facility averaged $92 million at an average all-in borrowing rate of 6.5% compared to average amounts outstanding of $473 million at an average all-in borrowing rate of 6.3% for the prior year period.
For the three months ended June 30, 2024, we recorded income tax expense of $19.0 million, compared to $2.0 million for the three months ended June 30, 2023. The income tax expense resulted in an effective tax rate of 18.9% in the current period, compared with 3.1% for the three months ended June 30, 2023. The three months ended June 30, 2023 included a discrete tax benefit of $8.5 million attributable to the release of a valuation allowance on certain foreign deferred tax assets.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, we recorded net income of $128.4 million, or $1.95 per basic and diluted share, as compared to net income of $127.3 million, or $1.94 per basic and $1.93 per diluted share, for the six months ended June 30, 2023. The increase in net income was primarily attributable to higher revenue, lower debt-related interest expense and lower depletion expense compared to the prior year period. This increase was partially offset by higher tax expense, as discussed below.
For the six months ended June 30, 2024, we recognized total revenue of $323.0 million, comprised of stream revenue of $225.5 million and royalty revenue of $97.5 million at an average gold price of $2,203 per ounce, an average silver price of $26.07 per ounce and an average copper price of $4.12 per pound. This is compared to total revenue of $314.4 million for the six months ended June 30, 2023, comprised of stream revenue of $221.0 million and royalty revenue of $93.4 million, at an average gold price of $1,932 per ounce, an average silver price of $23.31 per ounce and an average copper price of $3.95 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Six Months Ended			Six Months Ended
		June 30, 2024			June 30, 2023
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$87,134			$87,863
	Gold		28,600	oz.		32,700	oz.
	Copper		5.8	Mlbs.		6.2	Mlbs.
Pueblo Viejo		$37,562			$45,898
	Gold		12,000	oz.		15,300	oz.
	Silver		441,200	oz.		700,100	oz.
Andacollo	Gold	$22,297	10,200	oz.	$20,757	11,000	oz.
Khoemacau	Silver	$16,152	627,400	oz.	$18,035	777,000	oz.
Other(3)		$62,336			$48,452
	Gold		26,500	oz.		23,500	oz.
	Silver		159,600	oz.		131,900	oz.
Total stream revenue		$225,481			$221,005
		.
Royalty(2):
Cortez Legacy Zone	Gold	$24,579	111,300	oz.	$37,393	185,300	oz.
Cortez CC Zone	Gold	$8,959	244,700	oz.	$6,726	218,100	oz.
Peñasquito		$20,508			$13,538
	Gold		108,100	oz.		103,700	oz.
	Silver		17.8	Moz.		12.0	Moz.
	Lead		107.5	Mlbs.		72.1	Mlbs.
	Zinc		248.1	Mlbs.		188.9	Mlbs.
Other(3)	Various	$43,472	N/A		$35,772	N/A
Total royalty revenue		$97,518			$93,429
Total Revenue		$322,999			$314,434
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the six months ended June 30, 2024, and 2023, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, higher production at Peñasquito, and higher gold sales at Xavantina which is included in other stream revenue in the table above. The increase was partially offset by lower gold and silver sales at Pueblo Viejo and lower production at the Cortez Legacy Zone when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the six months ended June 30, 2024, and 2023, and gold and silver ounces and copper pounds in inventory as of June 30, 2024, and December 31, 2023, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	25,100	28,600	31,200	32,700	500	4,000
Pueblo Viejo	12,700	12,000	14,200	15,300	7,000	6,200
Andacollo	10,700	10,200	9,000	11,000	1,200	800
Other	25,600	26,500	24,200	23,500	3,300	4,200
Total	74,100	77,300	78,600	82,500	12,000	15,200

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	580,200	627,400	826,200	777,000	88,000	135,300
Pueblo Viejo(1)	550,900	441,200	513,000	700,100	332,700	223,000
Other	164,500	159,600	140,000	131,900	29,800	24,800
Total	1,295,600	1,228,200	1,479,200	1,609,000	450,500	383,100

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2024		June 30, 2023		June 30, 2024	December 31, 2023
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	5.8	5.8	6.0	6.2	—	—
_______________________________________________
(1) Pueblo Viejo silver purchases do not include 266,100 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo silver stream agreement. Total deferred silver ounces were 1.12 million ounces at June 30, 2024, and the timing for the delivery of this deferred amount is uncertain.
Cost of sales, which excludes depreciation, depletion and amortization, decreased to $45.9 million for the six months ended June 30, 2024, from $48.4 million for the six months ended June 30, 2023. The decrease was primarily due to lower gold and silver sales at Pueblo Viejo. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 5 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds but only as requested by Centerra.
General and administrative costs increased to $21.9 million for the six months ended June 30, 2024, from $20.1 million for the six months ended June 30, 2023. The increase was primarily due to higher non-cash stock compensation expense compared to the prior year period.
Depreciation, depletion and amortization decreased to $74.5 million for the six months ended June 30, 2024, from $84.7 million for the six months ended June 30, 2023. The decrease was primarily due to lower depletion rates at Mount Milligan and Khoemacau as a result of proven and probable mineral reserve increases when compared to the prior year period.
Interest and other expense decreased to $7.1 million for the six months ended June 30, 2024, from $17.6 million for the six months ended June 30, 2023. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the six months ended June 30, 2024, amounts outstanding under our revolving credit facility averaged $156 million at an average all-in borrowing rate of 6.5%, compared to average amounts outstanding of $442 million at an average all-in borrowing rate of 6.2% for the prior year period.
For the six months ended June 30, 2024, we recorded income tax expense of $46.0 million, compared with income tax expense of $17.9 million for the six months ended June 30, 2023. The income tax expense resulted in an effective tax rate of 26.4% in the current period, compared with 12.3% for the six months ended June 30, 2023. The six months ended June 30, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to consideration received from the Mount Milligan Cost Support Agreement. The six months ended June 30, 2023 included a discrete tax benefit of $8.5 million attributable to the release of a valuation allowance on certain foreign deferred tax assets.
Liquidity and Capital Resources
Overview
At June 30, 2024, we had current assets of $133.5 million compared to current liabilities of $122.4 million, which resulted in working capital of $11.1 million. This compares to current assets of $167.4 million and current liabilities of $72.4 million at December 31, 2023, resulting in working capital of $95 million. The decrease in working capital was primarily due to a decrease in our available cash, which primarily resulted from increased debt repayments and the $51 million Back River royalties acquisition during the current period and our expected repayment of the outstanding balance under our revolving credit facility which resulted in the classification of the liability as current.
During the six months ended June 30, 2024, liquidity needs were met from $251.8 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $961 million of total liquidity at June 30, 2024. As of June 30, 2024, we had $950 million available and $50 million outstanding under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of June 30, 2024. Refer to Note 4 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.
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
Recent Liquidity Developments
Revolving Credit Facility Repayment
During the six months ended June 30, 2024, we made payments totaling $200 million towards the outstanding balance on the revolving credit facility leaving $950 million available as of June 30, 2024.
On July 10, 2024, we repaid $25 million of the outstanding balance of our revolving credit facility, leaving $975 million available as of the date of this report. On August 12, 2024, we plan to pay the remaining outstanding balance of our revolving credit facility.
Cash Flows
Operating Activities
Net cash provided by operating activities totaled $251.8 million for the six months ended June 30, 2024, compared to $216.6 million for the six months ended June 30, 2023. The increase, when compared to the prior year period, was primarily due to cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement and $12.0 million of interest from the repayment of the Khoemacau debt facility. This increase was partially offset by lower cash receipts from the royalty segment when compared to the prior year period.

Investing Activities
Net cash used in investing activities totaled $27.3 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $2.8 million for the six months ended June 30, 2023. The increase was primarily due to the $51 million in aggregate consideration paid for the acquisition of two royalties at Back River. The increase was partially offset by the $25 million principal repayment on the Khoemacau debt facility during the current period.
Financing Activities
Net cash used in financing activities totaled $254.4 million for the six months ended June 30, 2024, compared to $226.2 million for the six months ended June 30, 2023. The increase was primarily due to an increase in payments made on our revolving credit facility when compared to the prior year.
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
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; benefits from acquisitions and asset assessments; receipt and timing of metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing and stockholder returns; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: a lower-price environment for gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete acquisitions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators or operating properties; changes in management and key employees; and other risk factors described in this report and in our other reports filed with the Securities and Exchange Commission, including our 2023 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
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
During the six months ended June 30, 2024, we reported revenue of $323 million, with an average gold price for the period of $2,203 per ounce, an average silver price of $26.07 per ounce, and an average copper price of $4.12 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended June 30, 2024:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	74%	$22.9 million
Silver	13%	$2.6 million
Copper	10%	$5.1 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A of our 2023 10-K, other than as supplemented by the risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1*	Form of Amendment to Employment Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 8, 2024
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)