Form 10-Q
period 2024-09-30
ROYAL GOLD INC
filed 2024-11-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-13357
______________________________________________________________
Royal Gold, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

Delaware	84-0835164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

1144 15th Street, Suite 2500
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 573-1660
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	RGLD	Nasdaq Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 65,756,835 shares of Royal Gold common stock outstanding as of October 30, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and equivalents	$127,882	$104,167
Royalty receivables	50,118	48,884
Income tax receivable	10,190	2,676
Stream inventory	11,620	9,788
Prepaid expenses and other	2,295	1,911
Total current assets	202,105	167,426
Stream and royalty interests, net (Note 3)	3,021,324	3,075,574
Other assets	78,196	118,057
Total assets	$3,301,625	$3,361,057
LIABILITIES
Accounts payable	$13,245	$11,441
Dividends payable	26,320	26,292
Income tax payable	30,386	15,557
Other current liabilities	16,372	19,132
Total current liabilities	86,323	72,422
Debt (Note 4)	—	245,967
Deferred tax liabilities	132,857	134,299
Mount Milligan deferred liability (Note 5)	25,000	—
Other liabilities	6,517	7,728
Total liabilities	250,697	460,416
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,689,357 and 65,631,760 shares outstanding, respectively	657	656
Additional paid-in capital	2,225,788	2,221,039
Accumulated earnings	812,192	666,522
Total Royal Gold stockholders’ equity	3,038,637	2,888,217
Non-controlling interests	12,291	12,424
Total equity	3,050,928	2,900,641
Total liabilities and equity	$3,301,625	$3,361,057
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue (Note 6)	$193,837	$138,617	$516,835	$453,051

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	27,192	21,351	73,116	69,738
General and administrative	10,102	9,927	32,025	30,020
Production taxes	1,520	1,671	4,550	4,934
Depreciation, depletion and amortization	36,177	40,106	110,689	124,847
Total costs and expenses	74,991	73,055	220,380	229,539

Operating income	118,846	65,562	296,455	223,512

Fair value changes in equity securities	(425)	(462)	(42)	(171)
Interest and other income	626	2,436	4,410	7,348
Interest and other expense	(1,207)	(7,285)	(8,330)	(24,867)
Income before income taxes	117,840	60,251	292,493	205,822

Income tax expense (Note 9)	(21,510)	(10,752)	(67,535)	(28,652)
Net income and comprehensive income	96,330	49,499	224,958	177,170
Net income and comprehensive income attributable to non-controlling interests	(88)	(162)	(343)	(509)
Net income and comprehensive income attributable to Royal Gold common stockholders	$96,242	$49,337	$224,615	$176,661
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.46	$0.75	$3.41	$2.69
Basic weighted average shares outstanding	65,670,381	65,619,406	65,652,934	65,606,681
Diluted earnings per share	$1.46	$0.75	$3.41	$2.68
Diluted weighted average shares outstanding	65,795,014	65,757,076	65,767,668	65,743,114
Cash dividends declared per common share	$0.40	$0.375	$1.20	$1.125
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended September 30, 2024, and 2023
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193
Stock-based compensation and related share issuances	32,732	1	(154)	—	—	(153)
Distributions to non-controlling interests	—	—	—	—	(122)	(122)
Net income and comprehensive income	—	—	—	96,242	88	96,330
Dividends declared	—	—	—	(26,320)	—	(26,320)
Balance at September 30, 2024	65,689,357	$657	$2,225,788	$812,192	$12,291	$3,050,928

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2023	65,609,736	$656	$2,217,559	$605,347	$12,331	$2,835,893
Stock-based compensation and related share issuances	22,024	—	1,136	—	—	1,136
Distributions to non-controlling interests	—	—	—	—	(97)	(97)
Net income and comprehensive income	—	—	—	49,337	162	49,499
Dividends declared	—	—	—	(24,649)	—	(24,649)
Balance at September 30, 2023	65,631,760	$656	$2,218,695	$630,035	$12,396	$2,861,782
ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2024, and 2023
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	57,597	1	4,749	—	—	4,750
Distributions to non-controlling interests	—	—	—	—	(476)	(476)
Net income and comprehensive income	—	—	—	224,615	343	224,958
Dividends declared	—	—	—	(78,945)	—	(78,945)
Balance at September 30, 2024	65,689,357	$657	$2,225,788	$812,192	$12,291	$3,050,928

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	39,163	—	5,572	—	—	5,572
Distributions to non-controlling interests	—	—	—	—	(489)	(489)
Net income and comprehensive income	—	—	—	176,661	509	177,170
Dividends declared	—	—	—	(73,940)	—	(73,940)
Balance at September 30, 2023	65,631,760	$656	$2,218,695	$630,035	$12,396	$2,861,782
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income and comprehensive income	$224,958	$177,170
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	110,689	124,847
Non-cash employee stock compensation expense	9,313	7,342
Fair value changes in equity securities	42	171
Deferred tax benefit	4,908	(6,011)
Other	717	592
Changes in assets and liabilities:
Royalty receivables	(1,234)	14,678
Stream inventory	(1,832)	2,805
Income tax receivable	(7,513)	(11,182)
Prepaid expenses and other assets	11,240	(3,367)
Accounts payable	1,804	1,940
Income tax payable	14,830	6,428
Mount Milligan deferred liability	25,000	—
Other liabilities	(4,472)	(709)
Net cash provided by operating activities	$388,450	$314,704

Cash flows from investing activities:
Acquisition of stream and royalty interests	(55,683)	(2,678)
Proceeds from Khoemacau debt facility	25,000	—
Other	(91)	(149)
Net cash used in investing activities	$(30,774)	$(2,827)

Cash flows from financing activities:
Repayment of debt	(250,000)	(250,000)
Net payments from issuance of common stock	(4,564)	(1,373)
Common stock dividends	(78,917)	(73,918)
Other	(480)	(2,271)
Net cash used in financing activities	$(333,961)	$(327,562)
Net increase (decrease) in cash and equivalents	23,715	(15,685)
Cash and equivalents at beginning of period	104,167	118,586
Cash and equivalents at end of period	$127,882	$102,901
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2024. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (“2023 10-K”).
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(455,549)	$335,086
Pueblo Viejo	610,404	(306,451)	303,953
Andacollo	388,182	(173,673)	214,509
Khoemacau	265,911	(55,365)	210,546
Rainy River	175,727	(82,771)	92,956
Other	237,059	(149,939)	87,120
Total production stage stream interests	2,467,918	(1,223,748)	1,244,170

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(76,378)	277,472
Voisey's Bay	205,724	(123,350)	82,374
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(63,543)	35,629
Other	509,717	(416,069)	93,648
Total production stage royalty interests	1,284,650	(685,306)	599,344
Total production stage stream and royalty interests	3,752,568	(1,909,054)	1,843,514

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	30,844	—	30,844
Total development stage stream and royalty interests	120,970	—	120,970

Exploration stage stream interests:
Xavantina	19,563	—	19,563
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	115,497	—	115,497
Total exploration stage stream and royalty interests	1,056,840	—	1,056,840
Total stream and royalty interests, net	$4,930,378	$(1,909,054)	$3,021,324

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2023 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(430,106)	$360,529
Pueblo Viejo	610,404	(299,354)	311,050
Andacollo	388,182	(165,553)	222,629
Khoemacau	265,911	(41,635)	224,276
Rainy River	175,727	(74,858)	100,869
Other	232,703	(132,043)	100,660
Total production stage stream interests	2,463,562	(1,143,549)	1,320,013

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(61,891)	291,959
Voisey's Bay	205,724	(121,000)	84,724
Red Chris	116,187	(3,758)	112,429
Peñasquito	99,172	(59,900)	39,272
Other	448,899	(408,522)	40,377
Total production stage royalty interests	1,223,832	(655,071)	568,761
Total production stage stream and royalty interests	3,687,394	(1,798,620)	1,888,774

Development stage stream interests:
Other	12,038	—	12,038
Development stage royalty interests:
Côté	45,421	—	45,421
La Fortuna	35,140	—	35,140
Other	45,992	—	45,992
Total development stage stream and royalty interests	138,591	—	138,591

Exploration stage stream interests:
Xavantina	19,565	—	19,565
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	106,864	—	106,864
Total exploration stage stream and royalty interests	1,048,209	—	1,048,209
Total stream and royalty interests, net	$4,874,194	$(1,798,620)	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
4.     DEBT
Our debt as of September 30, 2024 and December 31, 2023 consists of the following (amounts in thousands):

	As of September 30, 2024			As of December 31, 2023
	Principal	Debt Issuance Costs (1)	Total	Principal	Debt Issuance Costs	Total
	(Amounts in thousands)			(Amounts in thousands)
Revolving credit facility	$—	$—	$—	$250,000	$(4,033)	$245,967
Total debt	$—	$—	$—	$250,000	$(4,033)	$245,967
_______________________________________________
(1)Debt issuance costs of $3.4 million included within Other assets on our consolidated balance sheets.
Revolving credit facility
During the three months ended September 30, 2024, we repaid the remaining $50 million of outstanding borrowings on our revolving credit facility, making the entire $1 billion revolving credit facility available as of September 30, 2024. Interest expense, which includes interest on borrowings and amortization of debt issuance costs, was $0.5 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, and $6.7 million and $23.0 million for the three and nine months ended September 30, 2023, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of September 30, 2024.
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
The value of the cash consideration and free cash flow interest received from Centerra is recorded as a deferred liability in our consolidated balance sheets as of September 30, 2024. This amount will be amortized as we provide future cost support to Centerra under the Mount Milligan Cost Support Agreement on a units of production basis over the Mount Milligan mine life beginning with the first cost support payment made after the First Threshold (defined below) is met.
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2023 10-K. For the three months ended September 30, 2024, royalty revenue that was estimated or was attributable to metal production for a period prior to September 30, 2024, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stream revenue:
Gold	$100,126	$72,540	$270,000	$231,396
Silver	20,026	14,419	51,653	51,958
Copper	12,900	12,019	36,878	36,628
Total stream revenue	$133,052	$98,978	$358,531	$319,982
Royalty revenue:
Gold	$46,837	$35,993	$117,504	$109,030
Silver	3,674	441	12,981	6,108
Copper	4,808	1,524	12,077	8,154
Other	5,466	1,681	15,742	9,777
Total royalty revenue	$60,785	$39,639	$158,304	$133,069
Total revenue	$193,837	$138,617	$516,835	$453,051
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
	Metal(s)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stream revenue:
Mount Milligan	Gold & Copper	$56,570	$33,876	$143,704	$121,739
Pueblo Viejo	Gold & Silver	26,585	16,688	64,147	62,586
Andacollo	Gold	9,652	14,644	31,949	35,401
Khoemacau	Silver	7,996	9,047	24,148	27,082
Other	Gold & Silver	32,249	24,723	94,583	73,174
Total stream revenue		$133,052	$98,978	$358,531	$319,982
Royalty revenue:
Cortez Legacy Zone	Gold	$13,047	$19,668	$41,610	$57,062
Cortez CC Zone	Gold	2,739	2,948	7,713	9,674
Peñasquito	Gold, Silver, Lead & Zinc	9,356	—	29,863	13,538
Other	Various	35,643	17,023	79,118	52,795
Total royalty revenue		$60,785	$39,639	$158,304	$133,069
Total revenue		$193,837	$138,617	$516,835	$453,051

Peñasquito Revenue

During the three months ended September 30, 2023, no royalty revenue from Peñasquito was recognized due to the suspension of operations resulting from a strike action on June 7, 2023, by the National Union of Mine and Metal Workers of the Mexican Republic (the "Union"). Newmont Corporation and the Union reached a definitive agreement on October 13, 2023 and Peñasquito's operations reached full operating capacity by the end of the fourth quarter of 2023.

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted stock	$1,667	$1,538	$5,562	$4,692
Performance stock	1,310	1,105	3,751	2,098
Stock appreciation rights	—	116	—	533
Stock options	—	4	—	19
Total stock-based compensation expense	$2,977	$2,763	$9,313	$7,342
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	380	93,840	82,740
Restricted Stock	—	180	65,850	56,710
Total equity awards granted	—	560	159,690	139,450
As of September 30, 2024, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$7,930	1.9
Performance stock	6,125	1.9
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to Royal Gold common stockholders	$96,242	$49,337	$224,615	$176,661
Weighted-average shares for basic EPS	65,670,381	65,619,406	65,652,934	65,606,681
Effect of other dilutive securities	124,633	137,670	114,734	136,433
Weighted-average shares for diluted EPS	65,795,014	65,757,076	65,767,668	65,743,114
Basic EPS	$1.46	$0.75	$3.41	$2.69
Diluted EPS	$1.46	$0.75	$3.41	$2.68
9.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income tax expense	$21,510	$10,752	$67,535	$28,652
Effective tax rate	18.3%	17.8%	23.1%	13.9%
The effective tax rate for the nine months ended September 30, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to the consideration from the Mount Milligan Cost Support Agreement. The effective tax rate for the nine months ended September 30, 2023 included a discrete income tax benefit of $8.5 million attributable to the release of a valuation allowance on certain foreign deferred tax assets.
10.     SEGMENT INFORMATION
We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of September 30, 2024			As of December 31, 2023
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$428,042	$660,950	$1,088,992	$461,398	$614,900	$1,076,298
Dominican Republic	303,954	—	303,954	311,050	—	311,050
Africa	242,378	321	242,699	264,529	321	264,850
Chile	214,509	224,116	438,625	222,629	224,116	446,745
United States	—	778,496	778,496	—	794,891	794,891
Mexico	—	35,629	35,629	—	41,803	41,803
Australia	—	19,908	19,908	—	21,288	21,288
Rest of world	86,888	26,133	113,021	92,010	26,639	118,649
Total	$1,275,771	$1,745,553	$3,021,324	$1,351,616	$1,723,958	$3,075,574

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2024
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$133,052	$27,192	$—	$26,674	$79,186
Royalty interests	60,785	—	1,520	9,417	49,848
Total	$193,837	$27,192	$1,520	$36,091	$129,034

	Three Months Ended September 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$98,978	$21,351	$—	$30,433	$47,194
Royalty interests	39,639	—	1,671	9,556	28,412
Total	$138,617	$21,351	$1,671	$39,989	$75,606

	Nine Months Ended September 30, 2024
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$358,531	$73,116	$—	$80,199	$205,216
Royalty interests	158,304	—	4,550	30,234	123,520
Total	$516,835	$73,116	$4,550	$110,433	$328,736

	Nine Months Ended September 30, 2023
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$319,982	$69,738	$—	$93,537	$156,707
Royalty interests	133,069	—	4,934	30,964	97,171
Total	$453,051	$69,738	$4,934	$124,501	$253,878
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total segment gross profit	$129,034	$75,606	$328,736	$253,878

Costs and expenses
General and administrative expenses	10,102	9,927	32,025	30,020
Depreciation and amortization	86	117	256	346
Operating income	118,846	65,562	296,455	223,512
Fair value changes in equity securities	(425)	(462)	(42)	(171)
Interest and other income	626	2,436	4,410	7,348
Interest and other expense	(1,207)	(7,285)	(8,330)	(24,867)
Income before income taxes	$117,840	$60,251	$292,493	$205,822
Our revenue by reportable segment for the three and nine months ended September 30, 2024 and 2023, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stream interests:
Canada	$66,372	$42,577	$173,737	$150,405
Dominican Republic	26,585	16,688	64,147	62,586
Africa	19,973	18,092	59,470	54,394
Chile	9,652	14,644	31,949	35,401
Rest of world	10,470	6,977	29,228	17,196
Total stream interests	$133,052	$98,978	$358,531	$319,982

Royalty interests:
United States	$34,131	$28,237	$83,484	$85,082
Mexico	10,853	1,964	34,509	19,413
Australia	7,476	4,696	19,498	13,874
Canada	5,269	3,090	13,435	9,585
Rest of world	3,056	1,652	7,378	5,115
Total royalty interests	$60,785	$39,639	$158,304	$133,069
Total revenue	$193,837	$138,617	$516,835	$453,051
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
As of September 30, 2024 and December 31, 2023, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.
The carrying value of our revolving credit facility (Note 4) approximates fair value as of September 30, 2024.
As of September 30, 2024, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
12.     COMMITMENTS AND CONTINGENCIES
Ilovica Gold Stream Acquisition
As of September 30, 2024, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2024, we owned nine stream interests, which are on seven producing properties and two development stage properties. Stream interests accounted for approximately 69% of our total revenue for the three and nine months ended September 30, 2024 and 71% for the three and nine months ended September 30, 2023. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2024, we owned royalty interests on 33 producing properties, 17 development stage properties and 116 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 31% of our total revenue for the three and nine months ended September 30, 2024 and 29% for the three and nine months ended September 30, 2023.
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
For the three and nine months ended September 30, 2024 and 2023, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$2,474	76%	$1,928	78%	$2,296	75%	$1,931	75%
Silver ($/ounce)(1)	$29.43	12%	$23.57	11%	$27.22	13%	$23.40	13%
Copper ($/pound)(2)	$4.18	9%	$3.79	10%	$4.14	9%	$3.89	10%
Other	N/A	3%	N/A	1%	N/A	3%	N/A	2%
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
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 5,200 ounces for the three months ended September 30, 2024, compared to approximately 9,300 ounces for the three months ended September 30, 2023. The decrease in deliveries was primarily due to lower tonnes milled as a result of water restrictions caused by extreme drought conditions earlier in the year. Stream deliveries typically occur approximately six months after mine production and are based on a fixed payability factor of 89%.
On October 24, 2024, Teck Resources Limited reported improved mill throughput in the September 2024 quarter driven by increased water availability.
Khoemacau
Silver stream deliveries from Khoemacau were approximately 288,200 ounces for the three months ended September 30, 2024, compared to approximately 315,000 ounces for the three months ended September 30, 2023. The decrease in deliveries in the current period primarily resulted from lower tonnage milled. Stream deliveries are based on a fixed payability factor of 90% and typically occur 1 to 2 months after mine production.
On October 24, 2024, MMG Limited (“MMG”) reported improved mining and milling volumes and higher ore grades at Zone 5 during the September 2024 quarter compared to the previous quarter. According to MMG, operations were enhanced due to the gradual onboarding of skilled labor and increased availability of equipment, and the mining sequence allowed access to higher-grade areas. Improved controls on dilution also supported the increase in ore mined grades. MMG also reported that underground development advance increased by 25% during the quarter, which MMG expects will lead to greater mining volumes, access to higher-grade mining areas, and will increase mining flexibility in the near and medium term.
MMG also reported that it expects production at Zone 5 to further ramp up over the next year, and that it is committed to accessing the higher-grade areas to achieve an annual production of 60,000 tonnes of copper in concentrate by 2026. This will be facilitated by ongoing mining development efforts to increase mining fronts, operational flexibility and access to higher-grade areas. These efforts will be further enhanced by constructing a paste fill plant to increase extraction rates and completion of the installation of primary vent fans.
MMG plans to expand total production capacity at Khoemacau to 130,000 tonnes of copper in concentrate per annum by building a new 4.5 million tonne per annum process plant, increasing Zone 5 output, and developing additional deposits. MMG expects to begin the expansion feasibility study by the end of 2024, with construction to begin in 2026, production of first concentrate in 2028, and full capacity reached by 2029. Any expanded production from the Zone 5 and Mango NE deposits falls within the area of interest covered by our silver stream.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 22,100 ounces for the three months ended September 30, 2024, compared to approximately 13,000 ounces for the three months ended September 30, 2023. Copper stream deliveries from Mount Milligan were approximately 3.9 million pounds during the three months ended September 30, 2024, compared to approximately 2.4 million pounds during the three months ended September 30, 2023. The increase in deliveries was primarily due to increased mill throughput, as well as higher gold grade earlier in 2024. Stream metal deliveries typically occur approximately six months after mine production. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
On October 31, 2024, Centerra Gold Inc. ("Centerra") reported that 2024 production guidance at the Mount Milligan mine in British Columbia remains unchanged at 180,000 to 200,000 ounces of gold and 55 to 65 million pounds of copper, with gold production trending towards the lower end of the range.
Centerra also reported that work continued on the site-wide optimization program, and notable achievements during the first nine months of 2024 include an improved safety record, increased availability and utilization of the haul fleet, and consistent ore supply which has led to increased mill throughput per operating day. In addition, Centerra is progressing work on a preliminary economic assessment (“PEA”) to evaluate the substantial mineral resources at Mount Milligan with a goal to unlock additional value beyond its current 2035 mine life. Centerra expects the PEA to be completed towards the end of the first half of 2025.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 6,000 ounces for the three months ended September 30, 2024, compared to approximately 5,000 ounces for the three months ended September 30, 2023. The increase in gold deliveries was primarily due to increased throughput in the current period. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 89,600 ounces for the three months ended September 30, 2024, compared to approximately 171,100 ounces for the three months ended September 30, 2023. The decrease in silver deliveries was primarily due to lower silver recoveries, partially offset by higher throughput. Silver stream deliveries are based on a fixed payability factor of 99.0%. Deliveries are quarterly and typically occur 1 to 3 months after mine production.
On October 16, 2024, Barrick Gold Corporation reported that Pueblo Viejo delivered a 23% improvement in gold production in the third quarter of 2024 compared to the second quarter of 2024 due to continued plant optimization.

Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 161,800 ounces of gold for the three months ended September 30, 2024, of which 45,300 ounces were attributable to the Legacy Zone, and 116,500 ounces were attributable to the CC Zone, compared to approximately 218,800 ounces of gold for the three months ended September 30, 2023, of which 98,800 ounces were attributable to the Legacy Zone, and 120,000 ounces were attributable to the CC Zone.
Peñasquito
Production attributable to our royalty interest at Peñasquito was approximately 55,700 ounces of gold, 5.7 million ounces of silver, 36.4 million pounds of lead and 133.6 million pounds of zinc for the three months ended September 30, 2024. During the three months ended September 30, 2023, no royalty production from Peñasquito was reported due to the suspension of operations resulting from a labor strike that was subsequently resolved in October 2023.
October 18, 2024, Newmont Corporation ("Newmont") reported that it had agreed on a new Collective Bargain Agreement (“CBA”) for 2024-2026 with the National Union of Mining, Metallurgical, Steel, and Similar Workers of Mexico. According to Newmont, this CBA provides a solid foundation for continuing operations at Peñasquito.
On October 23, 2024, Newmont reported that it delivered steady gold, silver, lead and zinc production in the current quarter from the Chile Colorado pit and commenced mining ore in the higher gold grade Peñasco pit, ahead of plan due to efficient stripping. Newmont expects this will result in an increase in gold production in the fourth quarter of 2024 and into 2025.
Results of Operations
Quarter Ended September 30, 2024, Compared to Quarter Ended September 30, 2023
For the three months ended September 30, 2024, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $96.2 million, or $1.46 per basic and diluted share, as compared to net income of $49.3 million, or $0.75 per basic and diluted share, for the three months ended September 30, 2023. The increase in net income was primarily attributable to higher revenue and lower interest expense, each discussed below.
For the three months ended September 30, 2024, we recognized total revenue of $193.8 million, comprised of stream revenue of $133.1 million and royalty revenue of $60.8 million at an average gold price of $2,474 per ounce, an average silver price of $29.43 per ounce and an average copper price of $4.18 per pound. This is compared to total revenue of $138.6 million for the three months ended September 30, 2023, comprised of stream revenue of $99.0 million and royalty revenue of $39.6 million, at an average gold price of $1,928 per ounce, an average silver price of $23.57 per ounce and an average copper price of $3.79 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2024			September 30, 2023
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$56,570			$33,876
	Gold		17,600	oz.		11,300	oz.
	Copper		3.1	Mlbs.		3.2	Mlbs.
Pueblo Viejo		$26,585			$16,688
	Gold		7,000	oz.		6,800	oz.
	Silver		332,700	oz.		150,700	oz.
Andacollo	Gold	$9,652	4,000	oz.	$14,644	7,500	oz.
Khoemacau	Silver	$7,996	275,200	oz.	$9,047	386,100	oz.
Other(3)		$32,249			$24,723
	Gold		12,100	oz.		11,900	oz.
	Silver		80,300	oz.		76,900	oz.
Total stream revenue		$133,052			$98,978
		.
Royalty(2):
Cortez Legacy Zone	Gold	$13,047	45,300	oz.	$19,668	98,800	oz.
Cortez CC Zone	Gold	$2,739	116,500	oz.	$2,948	120,000	oz.
Peñasquito		$9,356			$—
	Gold		55,700	oz.		—	oz.
	Silver		5.7	Moz.		—	Moz.
	Lead		36.4	Mlbs.		—	Mlbs.
	Zinc		133.6	Mlbs.		—	Mlbs.
Other(3)	Various	$35,643	N/A		$17,023	N/A
Total royalty revenue		$60,785			$39,639
Total Revenue		$193,837			$138,617
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended September 30, 2024, and 2023, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices compared to the prior period. Higher gold sales from Mount Milligan, higher gold and silver sales from Pueblo Viejo, higher gold, silver, zinc and lead production from Peñasquito and new revenue of $12.6 million from non-principal royalties also contributed to the increase. These increases were partially offset by lower gold sales from Andacollo, lower production from the Cortez Legacy Zone and lower silver sales from Khoemacau when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2024 and 2023, and gold and silver ounces and copper pounds in inventory as of September 30, 2024, and December 31, 2023, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	22,100	17,600	13,000	11,300	5,000	4,000
Pueblo Viejo	6,000	7,000	5,000	6,800	6,000	6,200
Andacollo	5,200	4,000	9,300	7,500	2,500	800
Other	12,400	12,100	11,700	11,900	3,500	4,200
Total	45,700	40,700	39,000	37,500	17,000	15,200

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	89,600	332,700	171,100	150,700	89,600	223,000
Khoemacau	288,200	275,200	315,000	386,100	101,000	135,300
Other	78,900	80,300	65,800	76,900	28,500	24,800
Total	456,700	688,200	551,900	613,700	219,100	383,100

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.9	3.1	2.4	3.2	0.8	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the three months ended September 30, 2024 do not include 115,600 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo silver stream agreement. Total deferred silver ounces were 1.2 million ounces at September 30, 2024, and the timing for the delivery of this deferred amount is uncertain.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $27.2 million for the three months ended September 30, 2024, from $21.4 million for the three months ended September 30, 2023. The increase, when compared to the prior year period, was primarily due to higher gold, silver and copper prices, higher gold sales from Mount Milligan and higher silver sales from Pueblo Viejo. The increase was partially offset by lower gold sales from Andacollo and lower silver sales from Khoemacau compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 5 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra Gold Inc. ("Centerra").
General and administrative costs increased to $10.1 million for the three months ended September 30, 2024, from $9.9 million for the three months ended September 30, 2023. The increase was primarily due to higher non-cash stock compensation expense compared to the prior year period.
Depreciation, depletion and amortization decreased to $36.2 million for the three months ended September 30, 2024, from $40.1 million for the three months ended September 30, 2023. The decrease was primarily due to lower stream depletion rates as a result of proven and probable mineral reserve increases by our operators when compared to the prior year period, lower silver sales from Khoemacau, lower gold sales from Andacollo and lower gold production at Cortez compared to the prior year period. The decrease was partially offset by higher gold sales from Mount Milligan and higher gold and silver sales from Pueblo Viejo.

Interest and other expense decreased to $1.2 million for the three months ended September 30, 2024, from $7.3 million for the three months ended September 30, 2023. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended September 30, 2024, amounts outstanding under our revolving credit facility averaged $14 million at an average all-in borrowing rate of 6.5% compared to average amounts outstanding of $380 million at an average all-in borrowing rate of 6.7% for the prior year period.
For the three months ended September 30, 2024, we recorded income tax expense of $21.5 million, compared to $10.8 million for the three months ended September 30, 2023. The income tax expense resulted in an effective tax rate of 18.3% in the current period, compared with 17.8% for the three months ended September 30, 2023. The higher income tax expense for the three months ended September 30, 2024 was primarily attributable to higher income before income taxes compared to the prior year period.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, we recorded net income of $224.6 million, or $3.41 per basic and diluted share, as compared to net income of $176.7 million, or $2.69 per basic and $2.68 per diluted share, for the nine months ended September 30, 2023. The increase in net income was primarily attributable to higher revenue, lower debt-related interest expense and lower depletion expense compared to the prior year period. This increase was partially offset by higher tax expense, as discussed below.
For the nine months ended September 30, 2024, we recognized total revenue of $516.8 million, comprised of stream revenue of $358.5 million and royalty revenue of $158.3 million at an average gold price of $2,296 per ounce, an average silver price of $27.22 per ounce and an average copper price of $4.14 per pound. This is compared to total revenue of $453.1 million for the nine months ended September 30, 2023, comprised of stream revenue of $320.0 million and royalty revenue of $133.1 million, at an average gold price of $1,931 per ounce, an average silver price of $23.40 per ounce and an average copper price of $3.89 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Nine Months Ended			Nine Months Ended
		September 30, 2024			September 30, 2023
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$143,704			$121,739
	Gold		46,200	oz.		44,000	oz.
	Copper		9.0	Mlbs.		9.4	Mlbs.
Pueblo Viejo		$64,147			$62,586
	Gold		18,900	oz.		22,100	oz.
	Silver		773,900	oz.		850,800	oz.
Andacollo	Gold	$31,949	14,100	oz.	$35,401	18,500	oz.
Khoemacau	Silver	$24,148	902,700	oz.	$27,082	1.2	Moz.
Other(3)		$94,583			$73,174
	Gold		38,800	oz.		35,400	oz.
	Silver		239,800	oz.		208,800	oz.
Total stream revenue		$358,531			$319,982

Royalty(2):
Cortez Legacy Zone	Gold	$41,610	157,100	oz.	$57,062	284,100	oz.
Cortez CC Zone	Gold	$7,713	361,200	oz.	$9,674	338,100	oz.
Peñasquito		$29,863			$13,538
	Gold		163,800	oz.		103,700	oz.
	Silver		23.5	Moz.		12.0	Moz.
	Lead		144.2	Mlbs.		72.1	Mlbs.
	Zinc		381.7	Mlbs.		188.9	Mlbs.
Other(3)	Various	$79,118	N/A		$52,795	N/A
Total royalty revenue		$158,304			$133,069
Total Revenue		$516,835			$453,051
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the nine months ended September 30, 2024, and 2023, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, higher production from Peñasquito, and higher gold sales from Xavantina and Wassa which are included in other stream revenue in the table above. The increase was partially offset by lower silver sales from Khoemacau, lower gold sales from Andacollo, and lower production from the Cortez Legacy Zone when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended September 30, 2024, and 2023, and gold and silver ounces and copper pounds in inventory as of September 30, 2024, and December 31, 2023, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	47,100	46,200	44,200	44,000	5,000	4,000
Pueblo Viejo	18,700	18,900	19,200	22,100	6,000	6,200
Andacollo	15,900	14,100	18,300	18,500	2,500	800
Other	38,100	38,800	35,900	35,400	3,500	4,200
Total	119,800	118,000	117,600	120,000	17,000	15,200

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Khoemacau	868,400	902,700	1,141,200	1,163,100	101,000	135,300
Pueblo Viejo (1)	640,500	773,900	684,100	850,800	89,600	223,000
Other	243,500	239,800	205,800	208,800	28,500	24,800
Total	1,752,400	1,916,400	2,031,100	2,222,700	219,100	383,100

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2024		September 30, 2023		September 30, 2024	December 31, 2023
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	9.8	9.0	8.4	9.4	0.8	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the nine months ended September 30, 2024 do not include 381,700 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo silver stream agreement. Total deferred silver ounces were 1.2 million ounces at September 30, 2024, and the timing for the delivery of this deferred amount is uncertain.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $73.1 million for the nine months ended September 30, 2024, from $69.7 million for the nine months ended September 30, 2023. The increase was primarily due to higher gold sales from Xavantina and Wassa, partially offset by lower silver sales from Khoemacau and lower gold sales from Andacollo compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 5 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds but only as requested by Centerra.
General and administrative costs increased to $32.0 million for the nine months ended September 30, 2024, from $30.0 million for the nine months ended September 30, 2023. The increase was primarily due to higher non-cash stock compensation expense compared to the prior year period.
Depreciation, depletion and amortization decreased to $110.7 million for the nine months ended September 30, 2024, from $124.8 million for the nine months ended September 30, 2023. The decrease was primarily due to lower stream depletion rates, as a result of proven and probable mineral reserve increases by our operators when compared to the prior year period, lower gold sales from Andacollo, lower silver sales from Khoemacau and lower gold production from the Cortez Legacy Zone.
Interest and other expense decreased to $8.3 million for the nine months ended September 30, 2024, from $24.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the nine months ended September 30, 2024, amounts outstanding under our revolving credit facility averaged $109 million at an average all-in borrowing rate of 6.5%, compared to average amounts outstanding of $421 million at an average all-in borrowing rate of 6.4% for the prior year period.
For the nine months ended September 30, 2024, we recorded income tax expense of $67.5 million, compared with income tax expense of $28.7 million for the nine months ended September 30, 2023. The income tax expense resulted in an effective tax rate of 23.1% in the current period, compared with 13.9% for the nine months ended September 30, 2023. The nine months ended September 30, 2024, included a $13.0 million discrete U.S. GILTI income tax expense related to consideration received from the Mount Milligan Cost Support Agreement. The nine months ended September 30, 2023 included a discrete tax benefit of $8.5 million attributable to the release of a valuation allowance on certain foreign deferred tax assets.
Liquidity and Capital Resources
Overview
At September 30, 2024, we had current assets of $202.1 million compared to current liabilities of $86.3 million, which resulted in working capital of $115.8 million. This compares to current assets of $167.4 million and current liabilities of $72.4 million at December 31, 2023, resulting in working capital of $95 million. The increase in working capital was primarily due to an increase in our available cash, which primarily resulted from higher net cash proceeds from our stream and royalty interests and cash proceeds received for the Mount Milligan Cost Support Agreement, partially offset by the $51 million Back River royalties acquisition during the current year.
During the nine months ended September 30, 2024, liquidity needs were met from $388.5 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.1 billion of total liquidity at September 30, 2024. As of September 30, 2024, we had $1.0 billion available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2024. Refer to Note 4 of our notes to consolidated financial statements and below under Recent Liquidity Developments for further discussion on our debt.
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
Recent Liquidity Developments
Revolving Credit Facility Repayment
During the three months ended September 30, 2024, we repaid the remaining $50 million of outstanding borrowings on our revolving credit facility, making the entire $1.0 billion revolving credit facility available as of September 30, 2024.
Operating Activities
Net cash provided by operating activities totaled $388.5 million for the nine months ended September 30, 2024, compared to $314.7 million for the nine months ended September 30, 2023. The increase, when compared to the prior year period, was primarily due to net cash proceeds received from our stream and royalty interests of $34.6 million, cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement, lower debt cash interest payments of $16.0 million, and $12.0 million of interest from the repayment of the Khoemacau debt facility. This increase was partially offset by higher cash taxes of $11.4 million when compared to the prior year period.

Investing Activities
Net cash used in investing activities totaled $30.8 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $2.8 million for the nine months ended September 30, 2023. The increase was primarily due to the $51.2 million in aggregate consideration paid for the acquisition of two royalties at Back River. The increase was partially offset by the $25 million principal repayment on the Khoemacau subordinated debt facility during the current period.
Financing Activities
Net cash used in financing activities totaled $334.0 million for the nine months ended September 30, 2024, compared to $327.6 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in dividend payments made when compared to the prior year.
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
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for acquisitions and other transactions; anticipated benefits from acquisitions and other transactions; receipt and timing of future metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing, and stockholder returns; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete acquisitions or other transactions; adverse economic and market conditions; impact of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other risk factors described in this report and in our other reports filed with the Securities and Exchange Commission, including our 2023 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
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
During the nine months ended September 30, 2024, we reported revenue of $516.8 million, with an average gold price for the period of $2,296 per ounce, an average silver price of $27.22 per ounce, and an average copper price of $4.14 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended September 30, 2024:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	75%	$37.8 million
Silver	13%	$3.8 million
Copper	9%	$8.7 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

We have limited access to the properties in which we hold stream or royalty interests and to information concerning the properties, which makes it more difficult for us to project or assess the performance of our stream and royalty interests and confirm information provided by the operators concerning the properties including mineral resources and mineral reserves, and our ability to disclose mineral resources and mineral reserves for the properties is limited by the SEC.
Our stream and royalty agreements provide us with limited access and information rights concerning the properties in which we hold stream or royalty interests. Operators generally provide us with limited information on mine production relating to the properties that are subject to our interests. Our access to additional property information depends upon the terms of the contracts that underlay our stream and royalty interests, which terms vary significantly among properties. In circumstances where we do receive additional property information, we do not have access to drilling, metallurgical, permitting, development, production, operating, or other data in sufficient detail, nor do we have access to properties, sufficient to confirm disclosure from the operators, including verifying mineral resources and mineral reserves disclosed by the operators. As a result, we generally rely on the operators’ disclosures and/or limited information provided to us by the operators for the information we use in monitoring our interests and in preparing our public disclosure.
Because we have limited information concerning the properties in which we hold stream or royalty interests, it may be difficult for us to project or assess the performance of a stream or royalty interest. Also, we generally are unable to evaluate the accuracy, completeness, or fairness of the information provided to us, or disclosed, by operators and that we use in monitoring our interests and preparing our public disclosure. Any actions we take based on inaccurate or incomplete information from operators could negatively affect our business, financial condition, or results of operations. The correction of inaccurate or incomplete information from operators could also cause the price of our common stock to decline.
In addition, because of our limited access and information rights concerning the properties in which we hold stream or royalty interests, qualified persons on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves for the properties in which we hold interests. Previously, we disclosed mineral resources and mineral reserves as reported by the operators of the properties because such disclosure represented information that we had in our possession and that we believed was responsive to the disclosure obligations set forth in Subpart 1300 of Regulation S-K (“SK 1300”). We subsequently received a comment letter from the staff of the SEC’s Division of Corporation Finance, and in the resulting correspondence and discussions with the staff, the staff informed us that we are not able to rely on disclosure of mineral resources and mineral reserves by the operators of the properties as a basis for our disclosure of mineral resources and mineral reserves under SK 1300, and the staff further interprets SK 1300 to preclude in SEC filings the supplemental disclosure of mineral resources and mineral reserves that do not satisfy the standards for disclosure established by SK 1300. As a result, we anticipate that we will amend our 2023 Form 10-K to remove some or all of the disclosure of mineral resources and mineral reserves for the properties in which we hold interests, and that we will similarly exclude such disclosure from future Form 10-K and other SEC filings. While we will continue to include fulsome disclosure of all mineral resources and mineral reserves attributable to our interests on our website and in other public disclosure outside of our SEC filings, the removal of some or all mineral resources and mineral reserves from our SEC filings may make it more difficult for investors to evaluate our business, particularly in the context of registered offerings of securities.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, other than as described below.

On August 12, 2024, William Heissenbuttel, the Company’s President and Chief Executive Officer and a director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of

1934, as amended, providing for the potential sale of up to 6,884 shares of the Company’s common stock through August 15, 2025.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1*	Letter Agreement between Royal Gold Corporation and Mark Isto effective August 28, 2024

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
‡    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 7, 2024
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)