Form 10-K/A
period 2023-12-31
ROYAL GOLD INC
filed 2024-12-18
CIK 85535

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
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________
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

EXPLANATORY NOTE

Royal Gold, Inc. (“Royal Gold,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) to remove disclosure of mineral resources and mineral reserves from the Original Form 10-K, among other changes to the disclosure in Item 2. Properties.

As a stream and royalty company, we have limited access to and information regarding the properties in which we hold interests, and because of these limitations, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under Subpart 1300 of Regulation S‑K (“SK 1300”) for any of the properties in which we hold interests. Previously, we disclosed mineral resources and mineral reserves as provided to us by the operators of the properties or publicly disclosed by the operators because such disclosure represented information that we had in our possession and that we believed was responsive to our disclosure obligations under SK 1300. We subsequently received a comment letter from the staff of the SEC’s Division of Corporation Finance, and in the resulting correspondence and discussions with the staff, the staff informed us that we are not able to rely on disclosure of mineral resources and mineral reserves by the operators of the properties as a basis for our disclosure of mineral resources and mineral reserves under SK 1300, and the staff further interprets SK 1300 to preclude in SEC filings the supplemental disclosure of mineral resources and mineral reserves that do not satisfy the standards for disclosure established by SK 1300. As a result, we are filing this Amendment to remove all disclosure of mineral resources and mineral reserves for the properties in which we hold stream or royalty interests from the Original Form 10-K. However, we continue to disclose mineral resources and mineral reserves for the properties in which we hold stream and royalty interests, as provided to us by the operators of the properties or publicly disclosed by the operators, on our website at www.royalgold.com. The information on our website is not part of this or any other report filed with or furnished to the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 2. Properties and certifications by Royal Gold’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures contained in the Original Form 10-K. Other than disclosure under Item 2. Properties, relating to MMG Limited’s acquisition of the holding company for the Khoemacau Project, and certain disclosure by MMG Limited in connection therewith, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Form 10-K nor does it modify or update the disclosures contained in the Original Form 10-K that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART I
ITEM 2. PROPERTIES
Introduction

This Item 2 provides summary information about our portfolio of stream and royalty interests, as well as more detailed information about our material stream and royalty interests.

Principal Properties

Royal Gold management periodically reviews the materiality of individual stream and royalty interests within our portfolio. As of December 31, 2023, we determined that six of our stream and royalty interests are material to our business or financial condition: Andacollo, Cortez, Khoemacau, Mount Milligan, Peñasquito, and Pueblo Viejo. We sometimes refer to these properties as our material, or principal, properties. In making this determination, management considers primarily estimated future revenue and, to a lesser extent, historical revenue. Estimated future revenue is based on several factors, including mineral resources and mineral reserves subject to our stream and royalty interests, production estimates, feasibility studies, technical reports, metal prices, and mine life assumptions.

Mineral Resources and Mineral Reserves

Under SK 1300, disclosure of mineral resources and mineral reserves must be based on and accurately reflect information and supporting documentation prepared by a “qualified person,” as such term is defined in SK 1300. A registrant is responsible for determining that a person meets the qualifications specified under the definition of qualified person and that the disclosure in the registrant’s filing accurately reflects the information provided by the qualified person.

As a stream and royalty company, we have limited access to and information regarding the properties in which we hold interests, and because of these limitations, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by SK 1300 for any of the properties in which we hold interests. In addition, based on guidance from the staff of the SEC, we are not able to rely on disclosure of mineral resources and mineral reserves by the operators of the properties as a basis for our disclosure of mineral resources and mineral reserves under SK 1300 because such disclosure does not constitute “required information” within the meaning of Item 1303(a)(3)(iii) or Item 1304(a)(2)(iii) of Regulation S-K, and the staff of the SEC further interprets SK 1300 to preclude in SEC filings the supplemental disclosure of mineral resources and mineral reserves that do not satisfy the standards for disclosure established by SK 1300. As a result, we are unable to disclose mineral resources and mineral reserves for the properties in which we hold stream and royalty interests in our filings with the SEC. However, we provide disclosure of resources and reserves for the properties in which we hold such interests, as provided to us by the operators or publicly disclosed by the operators, on our website at www.royalgold.com. The information on our website is not part of this or any other report filed with or furnished to the SEC.

Sources of Information

Our disclosures in this Item 2 are based on information provided to us by the operators of the properties or disclosed by the operators in their public filings with the SEC or Canadian securities regulators, including technical reports filed with Canadian securities administrators pursuant to National Instrument 43-101 (“NI 43-101”), the 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”), and a technical report prepared under the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). We are providing this information because it represents information that we have in our possession and that we believe is responsive to the disclosure obligations set forth in SK 1300. In some cases, we refer to information for our principal properties as of periods earlier than December 31, 2023 because the operators did not yet disclose more current information by the time we finalized this report.

Newmont Corporation (“Newmont”), operator of Peñasquito and a party to joint ventures with Barrick Gold Corporation (“Barrick”) on each of Pueblo Viejo and the mining operations operated by Nevada Gold Mines LLC, a joint venture between Barrick and Newmont with respect to their Nevada operations, which includes Cortez, has filed technical report summaries prepared under SK 1300 for each of Peñasquito, Pueblo Viejo, and the Nevada Gold Mines operations. Such technical report summaries, while providing important information about the properties, do not provide information sufficient for qualified persons acting on behalf of the Company to be able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves for such properties under the standards for disclosure established by SK 1300 (see “Mineral Resources and Mineral Reserves” above). Peñasquito, Pueblo Viejo, and Cortez are our only principal properties for which technical report summaries have been prepared by the operators under SK 1300. For our other principal properties, we requested that the operators prepare technical report summaries under SK 1300 or permit us the access and information necessary for us to prepare our own technical report summaries for filing with the SEC. In each case, the operator denied our request. None of the operators is an affiliate of Royal Gold.

Any references in this report to the technical reports, technical report summaries, or other information publicly disclosed by the operators of the properties subject to our stream and royalty interests shall not be deemed to incorporate such information by reference into this report or any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

Omission of Certain Information

While SK 1300 generally requires registrants that hold royalty, streaming, or other similar rights to provide the same disclosure regarding properties as the operators of the properties, SK 1300 also provides certain accommodations to registrants that hold royalty, streaming, or other similar rights. We rely on the accommodations set forth in Item 1303(a)(3) and Item 1304(a)(2) of Regulation S-K to omit information required under Items 1303 and 1304 to which we lack access, and in accordance with Item 1303(a)(3) and Item 1304(a)(2) of Regulation S-K, we (i) specify the information to which we lack access, (ii) explain that we do not have access to the required information because obtaining the information would result in an unreasonable burden or expense or we requested the information from the applicable operator and our request was denied, and (iii) provide all required information that we do possess or can acquire without incurring an unreasonable burden or expense.

Absent an exemption, a registrant must obtain a dated and signed technical report summary from a qualified person identifying and summarizing the information reviewed and conclusions reached by the qualified person about the mineral resources or mineral reserves determined to be on each material property. As noted above, we do not have sufficient access and information for qualified persons acting on behalf of the Company to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by SK 1300 for any of the principal or other properties in which we hold stream or royalty interests, and accordingly, we have not sought to obtain dated and signed technical report summaries from qualified persons pursuant to Item 1302(b)(1) of Regulation S-K.

Applicable Internal Controls

We have in place procedures to gather certain limited information from operators concerning the properties over which we hold stream and royalty interests, including reviewing operator reports (mostly consisting of public filings by the operators, in most cases under foreign reporting regimes and not pursuant to SK 1300), reviewing information provided to us by the operators under the terms of our stream or royalty agreements, and, in some cases, discussing the properties with operator personnel and reviewing information gained from site visits.

As noted above under “Mineral Resources and Mineral Reserves,” we do not disclose mineral resources and mineral reserves pursuant to SK 1300 for the properties with respect to which we hold stream and royalty interests. In addition, we do not engage in exploration efforts on those or any other properties. As such, we do not use internal controls in any exploration and mineral resource and reserve estimation efforts within the meaning of Item 1305 of Regulation S-K.

Summary
We own a large portfolio of stream and royalty interests on properties at various stages of review and development.
The following map shows the approximate geographic distribution of all properties on which we hold stream or royalty interests. In many cases, properties shown on the map are in close proximity and the individual properties are not separately identifiable at this scale.

Aggregate annual production for all properties on which we hold stream and royalty interests during the years ended December 31, 2023, and 2022, the six months ended December 31, 2021, and fiscal year ended June 30, 2021 is shown in the table below.

			Years Ended		Six Months Ended	Fiscal Year Ended
Stream		Metal	December 31, 2023	December 31, 2022	December 31, 2021	June 30, 2021
	Mount Milligan	Gold (oz)	165,844	193,696	102,746	154,762
		Copper (lb)	62,985,699	78,742,419	38,064,499	84,961,904
	Andacollo	Gold (oz)	25,455	26,150	15,641	44,140
	Pueblo Viejo	Gold (oz)	360,931	442,592	253,112	560,812
		Silver (oz)	1,362,568	1,622,221	1,044,062	2,033,962
	Khoemacau	Silver (oz)	1,486,976	896,883	257,680	—
	Other	Gold (oz)	503,390	470,167	982,812	421,589
	Other	Silver (oz)	450,113	425,791	448,958	355,638

Royalty
	Cortez	Gold (oz)	890,702	414,117	226,419	237,023
		Silver (oz)	105,836	126,792	37,780	36,280
	Peñasquito	Gold (oz)	129,566	572,631	308,552	613,578
		Silver (oz)	16,686,582	29,731,870	16,096,518	30,852,342
		Copper (lb)	973,371	2,531,388	857,288	819,648
		Lead (lb)	106,938,075	146,789,281	81,415,297	185,597,653
		Zinc (lb)	222,457,704	373,148,732	212,349,387	412,746,614
	Other	Gold (oz)	1,905,190	1,977,299	1,690,104	2,805,320
	Other	Silver (oz)	2,852,227	2,843,599	1,316,894	3,305,133
	Other	Copper (lb)	172,192,428	205,176,006	91,554,376	220,937,235
	Other	Nickel (lb)	27,753,538	50,797,143	35,735,347	92,529,886
Location of the Properties

Approximately 80% of our revenue comes from properties outside of the United States, and most of our operators are organized outside of the United States. Our material properties are located in Botswana, Canada, Chile, the Dominican Republic, Mexico, and the United States.
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

Identity of Operator or Operators
We work with 134 different operators among our stream and royalty properties; of these 64 are headquartered in Canada, 23 are headquartered in the United States, and 47 are headquartered outside of Canada and the United States. In general, our operators are domiciled in the countries in which they operate. For further information about the operators of our material properties, refer to the section entitled “Material Properties” below.
Titles, Mineral Rights, Leases, or Options and Acreage Involved
The titles, mineral rights, leases, and options relating to the properties with respect to which we hold stream and royalty interests vary depending on the country and include exploitation concessions, unpatented and patented mining claims, fee lands, mining leases and prospecting and mining licenses. For information about the specific titles, mineral rights, leases, options and acreages involved at our material properties, refer to the section entitled “Material Properties” below.
We have an undeterminable number of acres relating to our stream and royalty interests because our interests do not always cover 100% of each property, in some cases our interests extend to an area of interest beyond the original property boundaries, and because the operators will, from time to time, acquire or dispose of acreage from individual properties, which can modify the land position covered by a stream or royalty.
Stage of the Properties (Exploration, Development, or Production)
SK1300 subdivides mineral properties into three stages.
1.Production stage properties
2.Development stage properties
3.Exploration stage properties. Royal Gold further subdivides exploration stage properties into two categories:
a.Evaluation stage properties, for which mineral resources have been declared, supported by an appropriate technical report; and
b.Exploration stage properties, for which no mineral resources have been declared.
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
Our principal properties are all production stage properties. As such, each of our principal properties has infrastructure and facilities appropriate to conduct mining and processing operations. A summary of key processing infrastructure is shown in Table 2. Additional specific information on the principal properties is available under “Material Properties” below.
Table 2 Key Process Infrastructure for Principal Properties

,
Property	Processing
Andacollo	20.1 million tonne per annum (“Mtpa”) sulfide flotation mill producing a copper-gold concentrate
Cortez	Heap leach facilities for low grade oxide ore, 4.9 Mtpa carbon-in-leach (CIL) mill for medium and high grade oxide ore, and offsite processing of refractory ores by roaster and autoclave, producing gold and silver doré
Khoemacau	3.65 Mtpa sulfide flotation mill producing a copper-silver concentrate
Mount Milligan	21.9 Mtpa sulfide flotation mill producing a single concentrate containing copper, gold and silver
Peñasquito	39 Mtpa sulfide flotation plant producing separate lead and zinc concentrates and gold and silver doré from a pyrite leach circuit and from oxide ore dump leaching. The flotation plant has operated in the range of 35 to 36 Mtpa in recent years.
Pueblo Viejo	14 Mtpa whole ore and flotation pressure oxidation and cyanide leaching plant producing separate gold and silver doré products
Measurement units presented in this document are generally metric units, with the exception that gold and silver quantities are reported in troy ounces and the content for copper, lead, and zinc are presented in pounds. There may be small rounding differences due to unit conversions.
Summary of All Mineral Resources and Mineral Reserves

As noted above under “Introduction—Mineral Resources and Mineral Reserves,” we have limited access to, and limited information regarding, the properties in which we hold interests, and because of these limitations, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by SK 1300 for any of the properties in which we hold stream or royalty interests. We have requested that the operators of our principal properties prepare technical report summaries that we may file with the SEC or permit us the access and information necessary for qualified persons acting on behalf of the Company to be able to arrive at sufficient findings and conclusions, and prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves and prepare the related technical report summaries. In each case, the operator denied our request, and as a result, we are omitting disclosure of mineral resources and mineral reserves from our summary disclosure and individual material property disclosure because we cannot provide such disclosure without incurring an unreasonable burden or expense.
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
Andacollo
The disclosures below regarding Carmen de Andacollo (“Andacollo”) are derived from the Technical Report dated July 12, 2006, pursuant to NI 43-101, as well as the Annual Information Form, dated February 21, 2023, of Teck Resources Limited (“Teck”), attached as Exhibit 99.1 to Teck’s Annual Report on Form 40-F for the year ended December 31, 2022. Teck presents mineral resource and mineral reserve updates pursuant to CIM Standards. Royal Gold requested information prepared in accordance with SK 1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.
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
Several mines operate within the same geographical area and, as such, supplies, material, and experienced mine labor are readily available. The majority of mine personnel live in the town of Carmen de Andacollo or in the nearby cities of Coquimbo and La Serena. These cities have a combined population of about 350,000 inhabitants.
Area of Interest
The stream interest of our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), at Andacollo covers 1,225 exploitation mining concessions, including 1,174 concessions termed the “Mining Properties” and 51 concessions termed the “Dayton Concessions.” RGLD Gold’s interest also covers any additional claims held before the effective date of the stream agreement, as described below, or acquired after the effective date which are wholly or partially located within an approximately 1.5 km radius from the external boundary of the “Mining Properties,” any mining concessions held by CMCA or acquired following the effective date of the agreement which are wholly or partially located within approximately 1 km radius from certain boundaries laid out in the agreement, and any Dayton Concession held by CMCA as of the effective date of the agreement, or acquired after the effective date.
Stream Agreement
Under the Long Term Offtake Agreement, dated July 9, 2015, between CMCA and RGLD Gold, RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of December 31, 2023, approximately 349,100 ounces of payable gold have been delivered to RGLD Gold.

Although Andacollo is primarily a copper mine, RGLD Gold’s stream agreement covers only gold and not copper production. We provide certain information on copper production methods in order to provide a better understanding of the operation.
Property Description
The Andacollo operation consists of an open pit mine, sulfide concentrator, and an inactive copper heap leach facility.
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
Property History
A predecessor to CMCA began mining the oxide and supergene enrichment zone of the Andacollo copper deposit in January 1996. Supergene and oxide ores were processed by heap leaching and production of copper cathode in a solvent extraction-electrowinning plant. Beginning in 2010, the mine began processing hypogene ore (which underlies the supergene ore) through a mill and concentration plant at site producing concentrates for third-party offtake.
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

Recent Developments
Stream deliveries from Andacollo were approximately 22,400 ounces of gold during the year ended December 31, 2023, compared to approximately 27,700 ounces of gold during the year ended December 31, 2022. The decrease in deliveries resulted primarily from Andacollo experiencing lower gold grades, lower gold recoveries, and lower tonnage milled, as well as differences in the timing of shipments and settlements during the periods.
On January 16, 2024, Teck reported that Andacollo continues to face extreme drought conditions, causing water restrictions which impact production, and Teck expects 2024 production to be similar to 2023. According to Teck, steps are being taken to mitigate these risks, with a solution likely to be in place in 2025. As a result, and with the benefit of higher grade ore, copper production is expected to increase in 2025 and 2026, compared to 2024, before declining in 2027. Gold and copper grades have been relatively well correlated at Andacollo and gold production has tended to track copper production, although there can be no assurance that these correlations will continue in the future.
Production at Andacollo has trended lower since the beginning of 2021 due to lower ore grades, as anticipated in the mine plan. Teck has reported that the current life of mine for Andacollo is expected to continue until 2036 although additional permits or amendments will be required to execute the life of mine plan.
Khoemacau
The disclosures below regarding Khoemacau are derived from the Preliminary Economic Assessment - NI 43-101 Technical Report dated May 14, 2012, prepared pursuant to NI 43-101, and non-public technical reports and mineral resource and mineral reserve updates provided by Khoemacau Copper Mining (Pty.) Limited (“KCM”) prepared pursuant to the JORC Code. As noted under "Recent Developments" below, MMG Limited acquired the parent company of KCM in March 2024. Royal Gold requested information prepared in accordance with SK 1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.
Location
Khoemacau is a copper-silver project located within the Ngamiland District of Botswana and is owned by KCM. The project’s mining area, Zone 5, and ore processing facilities, Boseto, are separated by a distance of 35 km. The Zone 5 mine area is generally south-west of the town of Maun and approximately 23 km south of the town of Toteng, and the Boseto facility is located at 20.56°S latitude and 22.95°E longitude with an approximate elevation of 1,000 m.

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
Labor and supplies for most of the basic mining and exploration needs for the project can be obtained from Maun, which has a population of approximately 56,000 (2011 Census) and hosts a wide range of supplies, services, and labor. Many skills required to operate a mechanized underground mine are not available in Botswana and are sourced internationally. Both Boseto and Zone 5 have accommodation facilities for workers during their rotation work period.
Area of Interest
KCM controls 4040 km2 of mineral concessions of which RGLD Gold’s stream interest covers an area of interest surrounding Mining License 2015/015L with an area of 176 km2 (17,600 hectares), measuring 8 km by 22 km, which covers the area referred to as Zone 5. RGLD Gold’s area of interest also includes the Mango NE deposit.
Stream Agreement
Under the Silver Purchase and Sale Agreement dated February 24, 2019, between KCM and RGLD Gold, as amended, RGLD Gold owns the right to receive 100% of the payable silver produced from Khoemacau until the delivery of 40.0 million silver ounces, and 50% thereafter. RGLD Gold pays a cash price equal to 20% of the spot silver price for each ounce delivered; however, if KCM achieves mill expansion throughput levels above 13,000 tpd (30% above current mill design capacity), RGLD Gold will pay a higher ongoing cash price for silver ounces delivered in excess of specific annual thresholds. As of December 31, 2023, approximately 2.7 million ounces of payable silver have been delivered to RGLD Gold.
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
The Zone 5 site is equipped with all maintenance, warehousing, administration, and personnel accommodation facilities to fully support underground mining activities.
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
The Boseto site is equipped with all maintenance, warehousing, administration, and personnel accommodation facilities to fully support ore processing activities.
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
Property History
The first exploration over the Khoemacau area dates to the early 1960’s when Johannesburg Consolidated Investments was active in the area. Sporadic exploration over the project area between 1960 and 2008 consisted of geochemical, geophysical (airborne and ground), and diamond / RC drilling programs. KCM acquired the Zone 5 Licences in 2013.
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
Permitting and Encumbrances
Approvals for the operation are divided into the Mining Licenses issued by the Department of Mines and environmental approvals issued by the Department of Environmental Affairs (“DEA”). The following list of approvals is a subset of a much larger group of approvals received for the exploration, project development, and operation of KCM’s activities.
Mine licenses have been issued by the Department of Mines as follows:
•Khoemacau Copper Mining Zone 5 Mining License (ML 2015/05L) – issued in 2015 with a 20-year validity. Khoemacau revised this Mine License to include the new surface infrastructure at Zone 5 on the footwall side of the deposit and for the potential future processing of ore from other deposits controlled by KCM.
•Discovery Copper Botswana Mining License (Discovery ML 2010/99L) – issued in 2010 with 15-year validity. This Mining License was amended in 2014 and 2015 to include exploitation of the Zeta and Zeta NE targets, respectively. This Mining License was also amended in 2017 to reflect the execution of the Starter Project (i.e., throughput at the mill of 3.65 Mtpa using ore sourced from Zone 5).

Five DEA approvals were received for the project, each requiring an individual Environmental and Social Impact Statements:
•Boseto ML Amendment– including mill capacity increase from 3 to 3.65 Mtpa, repairs/modifications of surface infrastructure at the Boseto site, and sourcing of ore from Zone 5 (Authorized in November 2017).
•Zone 5 ML Amendment – including five additional boxcuts (to reflect the Zone 5 Expansion case) and construction of a 6 Mtpa processing facility at Zone 5, including TSF (Authorized in May 2018).
•Access Road/Haul Route – including service corridors for roads between A3, Boseto, and Zone 5. Also including emplacement of water pipelines from Haka, Boseto (Khoemacau), and Zone 5 borefields as well as authorization of project power and communications line routing between Zone 5 and Boseto (Authorized in April 2017).
•BPC Powerline – including the powerline from the Legolthwane substation near Toteng village to Boseto (Authorized in May 2018).
•Communications Tower – a new cellular tower on an existing communications site in the Kwebe Hills (Authorized in May 2017).
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
Zone 5 has a deposit strike length of 4 km with mineralization dipping at 56 degrees to the south-east over an average thickness of 10 m. Mineralization is situated in the hanging wall sequence, 30 m above the contact between the D’Kar Formation and Ngwako Pan Formation. Mineralization is sub-parallel to lithology and typically cross-cuts host units from the lower D’Kar limestone unit in the south-west to the carbon rich siltstone unit and interbedded alternating siltstone and sandstone unit toward the north-east. The host rock assemblage is sandwiched between two competent sandstone units: the footwall Ngwako Pan quartzite sandstone and the hanging wall Marker sandstone. The down dip extension of mineralization has been drilled to a maximum depth of 1,200 m vertically below surface. The deposit remains open at depth (down dip) and partially along strike.
Mineral boundaries were interpreted to distinguish areas that comprised overburden, oxide plus sulfide minerals and sulfide-only assemblages. The near surface mineralized zone was identified as a transitional sulfide zone that contained both oxide and sulfide minerals. The boundary between this zone and the sulfide only undulates parallel to topography between 60 and 75 m deep below the surface. This boundary was defined by acid soluble copper and total copper ratios, logged drill core, and recorded specific gravity values. Common minerals found in this zone, in order of abundance, include malachite, bornite, chalcopyrite, native copper, and minor chrysocolla. A small zone of deeper oxidation, with mineralization consisting dominantly of native copper, is located in the center portion of the deposit. This area shows strong brecciation and extends to depths of 400 m below the surface.
Economic mineralization consists of massive bornite and chalcocite with accompanying chalcopyrite and silver. Locally, secondary massive chalcocite has replaced bornite in the Central portion of the deposit at the forereef slope. These minerals are largely vein hosted and make up greater than 1.0% Cu grade domain. The mineralization is hosted within an extensive system of quartz and quartz carbonate veins, shears, and cleavages. Parallel and sub-parallel shearing continues for hundreds of feet and is likely influenced by subtle changes in lithology and structure. Within the more competent units, shearing is replaced by brittle deformation, generally in the form of brecciation.
Localized parasitic folds, thrusts, and shears have thickened the mineralization and repeated the stratigraphy resulting in enhanced copper and silver grades over very wide intervals. Structural data in the NE portion of the deposit suggests a gently plunging fold toward the south-west. The fold is overprinted in the center portion of the deposit by a vertically plunging facies change. These two areas have the highest grades and thickest intervals.

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
On November 21, 2023, KCM announced that the shareholders of its parent company, Cuprous Capital Ltd (“Cuprous”), had entered into a share purchase agreement with MMG Limited (“MMG”), whereby MMG acquired all the issued share capital of Cuprous in March 2024. MMG is a large and well-capitalized base metal mining company listed on the Stock Exchange of Hong Kong, with operations and projects in Australia, the Democratic Republic of the Congo, Peru, and Canada. MMG dispatched a valuation report and related competent person’s report, each dated May 24, 2024, to its shareholders in connection with the acquisition, which reports estimated a 20-year mine life at Khoemacau, with silver production peaking in 2029 based on the completion of a planned expansion project and the potential for sustained production near the peak through the late 2030’s based on a life of mine study. There can be no assurance that any expansion project will be undertaken by MMG.
During development of Khoemacau, we made available a $25 million subordinated debt facility to KCM which is repayable at our option upon the occurrence of certain events, including a change of control. Including capitalized interest, the amount owing under this facility was approximately $35.7 million as of December 31, 2023. The subordinated debt facility was repaid in connection with the closing of MMG’s acquisition of Cuprous.

Mount Milligan
The disclosures below regarding Mount Milligan are derived from the Technical Report on the Mount Milligan Mine in North-Central British Columbia filed November 7, 2022, effective December 31, 2021, pursuant to NI 43-101 and CIM Standards, and from the news releases, each dated February 14, 2024, of Centerra Gold Inc. (“Centerra”). Royal Gold requested information prepared in accordance with SK 1300 or access to underlying technical data sufficient to prepare its own disclosure, and the operator denied the request.
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
Stored water inventory at the Mount Milligan mine is critical to the ability to process ore through the process plant on a sustainable basis. Water supply and make-up sources for the project include precipitation runoff, recycling of water from the TSF supernatant pond, pit dewatering, groundwater wells, fresh water from Meadows Creek, Rainbow Creek (temporary approval), and Philip Lake (temporary approval).
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
Concentrate is transported by truck from the mine site to Mackenzie, transferred onto railcars of the Canadian National Railway to existing port storage facilities of Vancouver Wharves in North Vancouver, and loaded as lots into bulk ore carriers. Concentrate is then shipped to customers via ocean transport.
Labor and services are readily available from the surrounding towns of Prince George, Fort St. James, Mackenzie, Vanderhoof, Smithers, and Fraser Lake.
Area of Interest
At Mount Milligan, RGLD Gold’s stream interest covers Mining Lease 631503 and 110 mineral claims covering 51,078.2 hectares.
Stream Agreement
Under the Amended and Restated Purchase and Sale Agreement dated December 14, 2011, between Thompson Creek Metals Company Inc. (“TCM”), an indirect subsidiary of Centerra, and RGLD Gold (as amended, the “Milligan Stream Agreement”), RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan mine. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. On February 13, 2024, TCM, Centerra, and RGLD Gold entered into a Processing Cost Support Agreement (the “Cost Support Agreement”), whereby subject to certain conditions, RGLD Gold will provide cost support payments for gold and copper deliveries under the Milligan Stream Agreement in exchange for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future, and a free cash flow interest in Mount Milligan. Through approximately 2029, RGLD Gold will only provide cost support payments when the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound. In such case, and only at Centerra’s election, RGLD Gold will provide cost support payments, in the case of gold, equal to the lower of either $415 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. RGLD Gold will have the right to recover any such payments from future cash support payments beginning in approximately 2030 when metal prices are above $1,600 per ounce of gold and $3.50 per pound of copper. In addition, starting in approximately 2030, RGLD Gold will provide cost support payments, in the case of gold, equal to the lower of either $415 or 50% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. Finally, starting in approximately 2036, RGLD Gold will provide cost support payments, in the case of gold, equal to the lower of either $615 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 51% of the spot copper price for each pound of copper delivered. The Milligan Stream Agreement remains in place and is unaffected by the Cost Support Agreement. As of December 31, 2023, approximately 733,200 ounces of payable gold and 83.6 million pounds of payable copper have been delivered to RGLD Gold.
Property Description
Mount Milligan is a copper-gold porphyry deposit, consisting of two principal zones, the Main Zone and the Southern Star (SS) Zone. The Main Zone includes four contiguous sub-zones: MBX, WBX, DWBX, and 66 (low-copper and high-gold grades, southeast of the MBX sub-zone). These geologic zones are the basis for the metallurgical test work.
Open pit operations are designed and scheduled to deliver peak annual production of 54 Mtpa, with a life-of-mine (“LOM”) stripping ratio of 0.92 tonnes of waste to 1 tonne ore. All waste material is used in the construction of the TSF or in the case of the material being classified as potentially acid producing, stored within the TSF.
The mining operation’s equipment fleet comprises two 30 cm electric blast hole drills, two 41 m3 electric cable shovels, one 22 m3 hydraulic excavator, two 19 m3 front end loaders, thirteen 229-tonne capacity haul trucks, and two 181-tonne capacity haul trucks. These major units are supplemented with a back-up equipment fleet of graders, track and rubber-tired dozers, backhoes, and water trucks. A 15-meter bench height is used for mining both ore and waste.

The Mount Milligan sulfide flotation concentrator was designed to process ore at a nominal rate of 60,000 tpd, producing a marketable concentrate of copper, gold, and silver. A secondary crushing circuit, installed in 2016, together with process plant optimization projects, increased the capacity to a nominal rate of 62,500 tpd. It consists of the following unit operations:
•primary crushing;
•coarse ore stockpile;
•Semi-Autogenous/Ball Mill/Pebble Crushing (“SABC”) grinding circuit;
•rougher/scavenger flotation;
•concentrate regrinding;
•cleaner flotation;
•gravity concentration;
•concentrate dewatering; and
•tailings disposal.
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
Barrick purchased Placer Dome in 2006 and sold its Canadian assets to Goldcorp Inc. (“Goldcorp”), who then in turn sold the Project to Atlas Cromwell Ltd. (“Atlas Cromwell”). Atlas Cromwell changed its name to Terrane Metals Corp. (“Terrane”) and initiated a comprehensive work program.

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
1.On July 15, 2010, we announced the acquisition of a 25% gold stream interest on the Mount Milligan project from TCM for $311.5 million and cash payments equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until the delivery of 550,000 ounces, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.
2.On December 15, 2011, we increased RGLD Gold’s gold stream interest on the Mount Milligan project by an additional 15% for $270 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to RGLD Gold (replacing the payment structure of the July 15, 2010 transaction).
3.On August 9, 2012, we increased RGLD Gold’s gold stream interest in the Mount Milligan project by an additional 12.25% for $200 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to RGLD Gold.
Subsequently, on October 20, 2016, after the first few years of operations, Centerra acquired all of the issued and outstanding common shares of TCM. RGLD Gold’s stream interest at Mount Milligan was amended as part of this transaction to facilitate the acquisition and provide more gold exposure to Centerra. Under the terms of the amendment, RGLD Gold’s 52.25% gold stream at Mount Milligan was amended to a 35% gold stream with a purchase price equal to the lesser of $435 per ounce, or the prevailing market price, and an 18.75% copper stream with a 15% of spot cash price. On February 13, 2024, RGLD Gold entered into the Cost Support Agreement described above to incentivize Centerra to continue to invest and maximize the value of the large mineral endowment at Mount Milligan.
Permitting and Encumbrances
As of the 2022 Technical Report, TCM held or was in the process of obtaining all permits required for the operation of Mount Milligan for the defined LOM.
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
On January 6, 2022, TCM received the approval of an amendment to EAC #M09-01 to utilize LOM surface water withdrawals external to the TSF during the open water season (April 1 to November 30) from either the Nation River as a single surface water source or Rainbow Creek and Philip Lake 1 as a combined surface water source. Following additional engineering studies, cost optimization, and hydrological analysis, TCM is seeking Water Sustainability Act license applications for the Rainbow Creek and Philip Creek option. Teck anticipates that this option, in addition to the currently permitted groundwater withdrawals, will be sufficient to maintain operations at current production targets for the approved LOM.
Property Geology
The Mount Milligan deposits are categorized as silica-saturated alkalic Cu-Au porphyry deposits associated with alkaline monzodioritic-to-syenitic igneous rocks. Two styles of mineralization have been identified.
•Early-stage porphyry Au-Cu mineralization (and early-stage vein types) associated with composite monzonite porphyry stocks and related hydrothermal breccia, and narrower dyke and breccia complexes.
•Late-stage structurally controlled high-gold low-copper mineralization (and intermediate- to late-stage vein types) that is associated with faults and fault breccias, crosscuts/overprints the earlier stage porphyry mineralization and is more spatially widespread.
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
On February 13, 2024, RGLD Gold entered into the Cost Support Agreement described above to incentivize Centerra to continue to invest and maximize the value of the large mineral endowment at Mount Milligan. The Cost Support Agreement resulted in a life of mine extension to 2035 and established favorable parameters for potential future mine life extensions according to Centerra.
Additionally, on February 14, 2024, Centerra provided 2024 production guidance for Mount Milligan of 180,000 to 200,000 ounces of gold and 55 to 65 million pounds of copper. Centerra also disclosed that deliveries of approximately 665,000 ounces of gold and 60,000 tonnes of copper to RGLD Gold were expected under the Milligan Stream Agreement through approximately 2035, which is the last year of the current mine life plan.

Pueblo Viejo
The disclosures below regarding Pueblo Viejo are derived from the Technical Report on the Pueblo Viejo Mine, Sánchez Ramírez Province, Dominican Republic dated March 17, 2023 in accordance with NI 43-101 and CIM Standards. Royal Gold requested information prepared pursuant to SK 1300 or access to the underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.
Location
The Pueblo Viejo mine is located in the province of Sánchez Ramírez, Dominican Republic, at 18.94°N latitude and 70.17°W longitude, approximately 100 km northwest of Santo Domingo, and is owned by a joint venture in which Barrick holds a 60% interest and is responsible for operations, and in which Newmont holds a 40% interest. Pueblo Viejo is accessed from Santo Domingo by traveling northwest on Autopista Duarte, Highway #1, approximately 77 km to Piedra Blanca and proceeding east for approximately 22.5 km on Highway #17 to the gatehouse for Pueblo Viejo. Both Highway #1 and Highway #17 are paved.
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
Area of Interest
At Pueblo Viejo, RGLD Gold’s stream interest covers a Special Lease Agreement of Mining Rights (“SLA”), as amended in November 2009 and in October 2013. The Lease has a term of 25 years with one extension by right for 25 years and a second 25 year extension at the mutual agreement of Barrick and the Dominican state, allowing a possible total term of 75 years.
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
Stream Agreement
Under the Precious Metals Purchase and Sale Agreement dated August 5, 2015 between RGLD Gold and BGC Holdings Ltd., and Barrick, as amended, RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine, subject to a fixed silver recovery of 70%, until 50 million ounces of silver have been delivered, and 37.5% thereafter. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of December 31, 2023, approximately 342,800 ounces of payable gold and 12.2 million ounces of payable silver have been delivered to RGLD Gold. As noted above, Barrick holds a 60% interest in the Pueblo Viejo mine, and RGLD Gold does not have the right to purchase gold or silver attributable to the remaining 40% not held by Barrick.
Property Description
Pueblo Viejo is a production stage property consisting of a conventional open pit surface mine and a complex processing circuit designed to process refractory gold-silver ore through pressure oxidation. Gold and silver are recovered through a carbon-in-leach (CIL) circuit and electrowinning. Barrick is in the final stages of completing a plant expansion and mine life extension project designed to increase throughput from 9 Mtpa to 14 Mtpa and allow the mine to maintain average annual gold production of approximately 800,000 ounces (100% basis, including the 40% interest not held by Barrick) into the mid 2040’s.

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
Property Geology
The Pueblo Viejo deposit consists of high sulfidation or acid sulfate epithermal gold, silver, copper, and zinc mineralization that was formed during the Cretaceous Age island arc volcanism. Pueblo Viejo is hosted by the Lower Cretaceous Los Ranchos Formation, a series of volcanic and volcaniclastic rocks that extend across the eastern half of the Dominican Republic, generally striking northwest and dipping southwest. The Los Ranchos Formation consists of a lower complex of pillowed basalt, basaltic andesite flows, dacitic flows, tuffs, and intrusions, overlain by volcaniclastic sedimentary rocks and interpreted to be a Lower Cretaceous intra-oceanic island arc, one of several bimodal volcanic piles that form the base of the Greater Antilles Caribbean islands. The unit has undergone extensive seawater metamorphism (spilitization) and lithologies have been referred to as spilite (basaltic-andesite) and keratophyre (dacite).
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

Cortez
The disclosures below regarding Cortez are derived from the Technical Report on the Cortez Complex dated March 18, 2022 pursuant to NI 43-101 and CIM Standards, and from Barrick’s Annual Information Form, dated March 17, 2023, and Management’s Discussion and Analysis, dated February 13, 2024, pursuant to NI 43-101. Royal Gold requested information prepared pursuant to SK 1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.
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
The site is accessed by driving west from Elko on Interstate 80 approximately 75 km, and proceeding south on Nevada State Route 306 approximately 56 km. Both US Interstate 80 and Nevada State Route 306 are paved roads.
The Union Pacific Rail line runs parallel to US Interstate 80 to the north of Cortez. Elko, the closest city to Cortez, is serviced by daily commercial airline flights to Salt Lake City, Utah.
Electric power is provided to the Cortez site by NV Energy by an approximately 80 km long radial transmission line originating at its Falcon substation. The incoming NV Energy line terminates at the Barrick owned Pipeline Substation. Two 120 kV lines that tap onto the NV Energy power line feed Barrick owned 120 kV power lines: an approximately 15 km extension to serve the Cortez Hills development and an approximately 5 km extension to serve the South Pipeline and Crossroads pits.

Water for process use at Cortez Mill No. 2 is supplied from the Pipeline open pit dewatering system. Approximately 6,600 liters per minute of the pit dewatering volume is diverted for plant use. Additional water can be sourced as needed from wells at Mill No. 1.
Cortez is located in a major mining region and labor, contractors, and suppliers are well established resources. The majority of the workforce lives in the nearby towns of Elko, Spring Creek, Carlin, and Battle Mountain and travel daily to the mine.
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
For purposes of simplified disclosure, we have divided our royalty interests at the Cortez Complex into two zones: the Legacy Zone and the Cortez Complex Zone. The Legacy Zone is our largest royalty exposure at the Cortez Complex, representing an equivalent 9.4% GSR royalty rate over the Pipeline and Crossroads deposits. The CC Zone includes an equivalent 1.6% GSR royalty over the Cortez Hills, Cortez Pits, Fourmile, and Goldrush deposits, a 2.2% GSR royalty rate over the Goldrush SE deposit, and a 0.45% GSR royalty rate over the Robertson deposit.
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
Table 1 Cortez Complex – Royal Gold Royalty Interests
(1)Approximate equivalent royalty after blending the detailed royalty rates. Assumes total deduction to the Rio Tinto Royalty of 3% for the Legacy Royalties and the Idaho Royalty, and a 60% conversion from NVR to GSR rates.
(2)Legacy Royalties are those royalties held by Royal Gold prior to August 2, 2022, and consist of overlapping royalties on the Pipeline and Crossroads deposits, with additional royalties covering a portion of the Goldrush deposit and other exploration areas.
(3)The overlapping royalties in the Legacy Zone are equivalent to an approximate 8% GSR royalty on production subject to this interest.
(4)GSR1 and GSR2 are sliding-scale gross value royalties that vary from a rate of 0.4% at gold prices less than $210/oz to 5.0% at gold prices greater than $470/oz.

(5)A small portion of the Crossroads deposit has a royalty rate of 4.91%.
(6)NVR2 covers the south-east extension of the Goldrush Project on the Flying T Ranch.
(7)The Rio Tinto Royalty is a sliding-scale gross value royalty that varies from a rate of 0.0% at gold prices less than $400/oz to 3.0% at gold prices greater than $900/oz on 40% of the production from the undivided Cortez Complex, excluding the existing Robertson deposits. Deductions from the royalty payment are limited to third party royalties that existed prior to January 1, 2008, which include the Legacy Royalties and the Idaho Royalty.
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
(8)Idaho Royalty rates are rounded.
We also own two additional royalties in the Cortez area where there is currently no production attributed to the royalty interests.
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
Cortez GSR3 - Special Warranty Deed Conveying Overriding Royalty Interest dated June 30, 1993, recorded in Book 396, commencing at Page 23 in Lander County and Book 248, commencing at Page 284 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Overriding Royalty Interest dated August 9, 1993, recorded in Book 400, commencing at Page 328 in Lander County, and in Book 253, commencing at Page 405 in Eureka County; Special Warranty Deed and Bill of Sale dated June 30, 1993, recorded in Book 396, commencing at Page 160 in Lander County, and in Book 248, commencing at Page 422 in Eureka County, as corrected by Correction Special Warranty Deed and Bill of Sale dated August 9, 1993, recorded in Book 400, commencing at Page 599 in Lander County, and in Book 254, commencing at Page 142 in Eureka County; Special Warranty Deed Conveying Interest in Overriding Royalty dated June 30, 1993, recorded in Book 396, commencing at Page 276 in Lander County, and in Book 249, commencing at Page 1 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Interest in Overriding Royalty dated August 9, 1993, recorded in Book 400, commencing at Page 458 in Lander County, and in Book 254, commencing at Page 001 of the Official Records of Eureka County; Memorandum of Surviving Provisions of the Exchange Agreement dated June 30, 1993, recorded in Book 396, commencing at Page 151 in Lander County, and in Book 248, commencing at Page 412 in Eureka County, as corrected by Corrected Memorandum of Surviving Provisions of Exchange Agreement dated August 9, 1993, recorded in Book 400, commencing at Page 589 in Lander County, and in Book 254, commencing at Page 132 in Eureka County; Exchange Agreement dated June 30, 1993 as amended by First Amendment of Exchange Agreement dated August 9, 1993; Clarification Agreement dated August 11, 1995 between Cortez Joint Venture, Cortez Gold Mines, Placer Dome U.S. Inc., Kennecott Exploration (Australia), Ltd., Idaho Resources Corporation and the Idaho Group of royalty holders, recorded in Book 421, commencing at Page 205 in Lander County, and in Book 287, commencing at Page 552, in Eureka County; subject to certain special warranty deeds dated September 1, 1999; and subject to that Royalty Deed and Assignment dated October 1, 2008 between Royal Gold, Inc. and Barrick Gold Finance Inc.
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
Idaho Royalty - Special Warranty Deed Conveying Overriding Royalty Interest dated June 30, 1993, recorded in Book 396, commencing at Page 23 in Lander County and Book 248, commencing at Page 284 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Overriding Royalty Interest dated August 9, 1993, recorded in Book 400, commencing at Page 328 in Lander County, and in Book 253, commencing at Page 405 in Eureka County; Special Warranty Deed and Bill of Sale dated June 30, 1993, recorded in Book 396, commencing at Page 160 in Lander County, and in Book 248, commencing at Page 422 in Eureka County, as corrected by Correction Special Warranty Deed and Bill of Sale dated August 9, 1993, recorded in Book 400, commencing at Page 599 in Lander County, and in Book 254, commencing at Page 142 in Eureka County; Special Warranty Deed Conveying Interest in Overriding Royalty dated June 30, 1993, recorded in Book 396, commencing at Page 276 in Lander County, and in Book 249, commencing at Page 1 in Eureka County, as corrected by Correction Special Warranty Deed Conveying Interest in Overriding Royalty dated August 9, 1993, recorded in Book 400, commencing at Page 458 in Lander County, and in Book 254, commencing at Page 001 of the Official Records of Eureka County; Memorandum of Surviving Provisions of the Exchange Agreement dated June 30, 1993, recorded in Book 396, commencing at Page 151 in Lander County, and in Book 248, commencing at Page 412 in Eureka County, as corrected by Corrected Memorandum of Surviving Provisions of Exchange Agreement dated August 9, 1993, recorded in Book 400, commencing at Page 589 in Lander County, and in Book 254, commencing at Page 132 in Eureka County; Exchange Agreement dated June 30, 1993 as amended by First Amendment of Exchange Agreement dated August 9, 1993; Clarification Agreement dated August 11, 1995 between Cortez Joint Venture, Cortez Gold Mines, Placer Dome U.S. Inc., Kennecott Exploration (Australia), Ltd., Idaho Resources Corporation and the Idaho Group of royalty holders, recorded in Book 421, commencing at Page 205 in Lander County, and in Book 287, commencing at Page 552, in Eureka County; subject to certain special warranty deeds dated effective December 30, 2022.
Property Description
The Cortez Complex is a combination of open pit and underground mining operations and projects owned and operated by NGM. NGM combined Newmont and Barrick assets across Nevada in 2019 to allow for operational integration between projects held by Newmont and Barrick. NGM is operated by Barrick.

The Cortez Complex comprises the Pipeline, Crossroads, Cortez Hills, Cortez Pits, and Gold Acres open pit operations, the Cortez Hills underground mining operation, and the Goldrush, Fourmile, and Robertson development projects. The Fourmile project is 100% owned by Barrick and is not currently included in the NGM joint venture but may be contributed to the joint venture if certain criteria are met in the future.
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
Property History
In 1964, a joint venture was formed to explore the Cortez area. In 1969, the original Cortez mine went into production. From 1969 to 1997, gold ore was sourced from open pits at Cortez, Gold Acres, Horse Canyon, and Crescent. In 1991, the Pipeline and South Pipeline deposits were discovered, with development approval received in 1996. In 1998, the Cortez Pediment deposit was discovered, with the Cortez Hills discovery announced in April 2003. The Cortez Hills development was approved by Placer Dome and Kennecott, then joint venturers, in September 2005 and confirmed by Barrick in 2006. Barrick obtained an interest in the Cortez property through its acquisition of Placer Dome in 2006. Barrick consolidated its 100% interest in the property following its purchase of the Kennecott interest in 2008. On July 1, 2019, Barrick’s interest in Cortez was contributed to NGM.
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
The major permits required for operating on public lands are the approval of the Plan of Operation (“POO”) by the BLM and a Reclamation Permit from the BLM and Nevada Division of Environmental Protection (“NDEP”). The Cortez property has received approval for a number of POOs and reclamation permits since the early 1980s. Permits were issued to allow mining and processing of ore from the East Pit, Horse Canyon Pit, Gold Acres, South Extension Pit, Cortez Canyon, and other areas that are no longer actively mined. The major environmental analysis documents (e.g. Environmental Assessment, EIS, Supplemental Environmental Impact Statement, Record of Decision (“ROD”), Finding of No Significant Impact and POOs) have been issued for the currently active areas of Cortez (i.e., Crossroads, Pipeline, and Cortez Hills).
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
In its 2022 Annual Information Form issued in March 2023, Barrick reported that the Cortez open pit operation is expected to continue until 2034 and the underground operation until 2042, and the planned conversion of existing resources to reserves at Cortez has the potential to further extend open pit and underground mining operations.
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
Peñasquito
The disclosures below regarding Peñasquito are derived from the NI 43-101 Technical Report dated June 30, 2018 pursuant to NI 43-101 and CIM Standards, and Newmont’s Technical Report Summary, dated February 2022. Royal Gold requested information prepared in accordance with SK 1300 or access to underlying technical data sufficient to prepare its own technical report summary, and the operator denied the request.

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
A skilled labor force is available in the region and surrounding mining areas of Mexico. Fuel and supplies are sourced from nearby regional centers such as Monterrey, Monclova, Saltillo, and Zacatecas and imports from the U.S. via Laredo.
Site accommodations comprise a camp with full dining, laundry, and recreational facilities.
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
In the 2022 Technical Report Summary, Newmont disclosed a remaining mine life of 10 years, with the last year, 2031, being a partial year. The open pit operations were estimated to progress at a nominal annual mining rate of 193 Mtpa until the end of 2023, subsequently decreasing to a nominal mining rate of 144 Mtpa until the end of 2027. The LOM plan assumed a nominal rate of 36 Mtpa milling until 2031.
The markets for the lead and zinc concentrates from the Peñasquito mine are worldwide with smelters located in Mexico, Canada, United States, Asia, and Europe.
All required project infrastructure, such as roadways, mine and administration buildings, process plant, explosives storage facility, fuel farm, truck shop, workshops, and security, has been constructed and is operational.
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
A summary of the known project owners over the mineral concessions covering the Peñasquito operations area are as follows:
•Minera Peñoles, 1950’s
•Minera Kennecott SA de CC, 1994-1998
•Western Copper Holdings Lts, 1998
•Minera Hochschilds S.A., 2000

•Western Copper, 2000-2003
•Western Silver Corporation, 2003-2006
•Goldcorp, 2006-2019
•Newmont, 2019-present
Mine construction commenced in 2007. Initial concentrates were produced as part of the commissioning process in October 2009. A second sulfide processing line was commissioned in June 2010. A pyrite leach project for leaching gold from pyrite tailings was completed in November 2018. The property was acquired in April 2019 by Newmont upon the acquisition of Goldcorp.
Permitting and Encumbrances
Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil, and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejidos, valid through 2035 and 2036, and the relevant private owners. In August 2020, Newmont and the Cedros General Assembly ratified the definitive agreement that was reached on April 22, 2020 and resolved all outstanding disputes between Peñasquito and the San Juan de Cedros community. In addition, easements have been granted in association with the La Pardita-Cedros Highway and the El Salero-Peñasquito powerline.
Newmont holds the appropriate permits under local, State, and Federal laws to allow mining operations. Key permits include: environmental impact assessment; land use change; environmental risk; waste management; concession title for groundwater extraction; waste water discharge permit; environmental license (Licencia Ambiental Única); explosives permit; and accident prevention program.
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
Polymetallic mineralization is hosted by the diatreme breccias, intrusive dikes, and surrounding siltstone and sandstone units of the Caracol Formation. The diatreme breccias are broadly classified into three units, in order of occurrence from top to bottom within the breccia column, which are determined by clast composition:
•Sediment-clast breccia;
•Mixed-clast breccia (sedimentary and igneous clasts); and
•Intrusive-clast breccia.
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
The decrease in production was primarily due to the strike from June 7, 2023 through October 13, 2023 at Peñasquito by the National Union of Mine and Metal Workers of the Mexican Republic (the “Union”). On October 26, 2023, Newmont reported that a definitive agreement between Newmont and the Union was reached on October 13, 2023, ramp-up of operations had commenced, and that operations at Peñasquito were expected to reach full operating capacity by the end of the fourth quarter of 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
No financial statements are filed with this Amendment. See “Index to Financial Statements” in the Original Form 10-K.
(b)Exhibits

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

ROYAL GOLD, INC.

Date: December 18, 2024	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer