Form 10-Q
period 2025-03-31
ROYAL GOLD INC
filed 2025-05-08
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 65,816,496 shares of Royal Gold common stock outstanding as of April 30, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and equivalents	$240,760	$195,498
Royalty receivables	57,729	63,460
Income tax receivable	1,370	1,139
Stream inventory	14,556	12,973
Prepaid expenses and other	2,084	2,217
Total current assets	316,499	275,287
Stream and royalty interests, net (Note 3)	3,059,885	3,042,804
Other assets	81,934	74,039
Total assets	$3,458,318	$3,392,130
LIABILITIES
Accounts payable	$2,464	$10,578
Dividends payable	29,634	29,611
Income tax payable	15,345	23,177
Other current liabilities	19,329	21,785
Total current liabilities	66,772	85,151
Deferred tax liabilities	131,879	132,308
Mount Milligan deferred liability (Note 4)	25,000	25,000
Other liabilities	19,521	18,465
Total liabilities	243,172	260,924
Commitments and contingencies (Note 10)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,735,304 and 65,691,151 shares outstanding, respectively	657	657
Additional paid-in capital	2,228,497	2,228,311
Accumulated earnings	973,853	889,989
Total Royal Gold stockholders’ equity	3,203,007	3,118,957
Non-controlling interests	12,139	12,249
Total equity	3,215,146	3,131,206
Total liabilities and equity	$3,458,318	$3,392,130
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue (Note 5)	$193,436	$148,902

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	24,506	21,751
General and administrative	11,063	11,412
Production taxes	1,761	1,449
Depreciation, depletion and amortization	32,995	38,765
Total costs and expenses	70,325	73,377

Operating income	123,111	75,525

Fair value changes in equity securities	(37)	447
Interest and other income	2,049	2,977
Interest and other expense	(1,156)	(4,607)
Income before income taxes	123,967	74,342

Income tax expense (Note 8)	(10,389)	(27,033)
Net income and comprehensive income	113,578	47,309
Net income and comprehensive income attributable to non-controlling interests	(80)	(143)
Net income and comprehensive income attributable to Royal Gold common stockholders	$113,498	$47,166
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.72	$0.72
Basic weighted average shares outstanding	65,705,157	65,637,428
Diluted earnings per share	$1.72	$0.72
Diluted weighted average shares outstanding	65,791,551	65,740,260
Cash dividends declared per common share	$0.45	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2025, and 2024
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	44,153	—	186	—	—	186
Distributions to non-controlling interests	—	—	—	—	(190)	(190)
Net income and comprehensive income	—	—	—	113,498	80	113,578
Dividends declared	—	—	—	(29,634)	—	(29,634)
Balance at March 31, 2025	65,735,304	$657	$2,228,497	$973,853	$12,139	$3,215,146

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	17,071	—	1,982	—	—	1,982
Distributions to non-controlling interests	—	—	—	—	(255)	(255)
Net income and comprehensive income	—	—	—	47,166	143	47,309
Dividends declared	—	—	—	(26,311)	—	(26,311)
Balance at March 31, 2024	65,648,831	$656	$2,223,021	$687,377	$12,312	$2,923,366
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income and comprehensive income	$113,578	$47,309
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,995	38,765
Non-cash employee stock compensation expense	3,198	2,988
Fair value changes in equity securities	37	(447)
Deferred tax (benefit) expense	(8,828)	648
Other	224	222
Changes in assets and liabilities:
Royalty receivables	5,731	10,127
Stream inventory	(1,583)	(1,629)
Income tax receivable	(231)	(433)
Prepaid expenses and other assets	345	10,763
Accounts payable	135	158
Income tax payable	(7,832)	6,465
Mount Milligan deferred liability	—	25,000
Other liabilities	(1,400)	(1,652)
Net cash provided by operating activities	$136,369	$138,284

Cash flows from investing activities:
Acquisition of stream and royalty interests	(58,246)	(1,104)
Proceeds from Khoemacau debt facility	—	25,000
Other	(49)	(305)
Net cash (used in) provided by investing activities	$(58,295)	$23,591

Cash flows from financing activities:
Repayment of debt	—	(100,000)
Net payments from issuance of common stock	(3,011)	(1,369)
Common stock dividends	(29,611)	(26,292)
Other	(190)	(431)
Net cash used in financing activities	$(32,812)	$(128,092)
Net increase in cash and equivalents	45,262	33,783
Cash and equivalents at beginning of period	195,498	104,167
Cash and equivalents at end of period	$240,760	$137,950
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Royal Gold, Inc., together with its subsidiaries (“Royal Gold,” the “Company,” “we,” “us,” or “our”), is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in the production, development or exploration stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine at a price determined for the life of the transaction by the purchase agreement. Royalties are non-operating interests in a mining project that provide the right to revenue or metals produced from the project after deducting contractually specified costs, if any.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025 (“2024 10-K”).
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
2.     ACQUISITIONS
Additional Xavantina Stream
On March 28, 2025, we entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50 million. The Additional Stream is incremental to the existing precious metals purchase agreement between the parties dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
As of March 31, 2025, 46,500 ounces of gold have been delivered under the Base Stream at a cash purchase price of 20% of the spot gold price for each ounce delivered, which will increase to 40% of the spot gold price for each ounce delivered upon the delivery of 49,000 ounces. When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the current 25% stream rate from 93,000 ounces to 160,000 ounces, with the additional deliveries to be payable at a cash price of 40% of the spot gold price.
The Additional Stream has been accounted for as an asset acquisition. The $50 million advance payment, plus direct acquisition costs, have been recorded as an exploration stage stream interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(468,140)	$322,495
Pueblo Viejo	610,404	(311,009)	299,395
Andacollo	388,182	(179,451)	208,731
Khoemacau	265,911	(61,848)	204,063
Rainy River	175,727	(88,577)	87,150
Other	241,830	(157,677)	84,153
Total production stage stream interests	2,472,689	(1,266,702)	1,205,987

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(85,901)	267,949
Voisey's Bay	205,724	(126,201)	79,523
Red Chris	116,187	(9,033)	107,154
Peñasquito	99,172	(66,980)	32,192
Other	515,174	(420,803)	94,371
Total production stage royalty interests	1,290,107	(708,918)	581,189
Total production stage stream and royalty interests	3,762,796	(1,975,620)	1,787,176

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	55,122	—	55,122
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	25,576	—	25,576
Total development stage stream and royalty interests	170,824	—	170,824

Exploration stage stream interests:
Xavantina	64,794	—	64,794
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	115,311	—	115,311
Total exploration stage stream and royalty interests	$1,101,885	$—	$1,101,885
Total stream and royalty interests, net	$5,035,505	$(1,975,620)	$3,059,885

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(462,412)	$328,223
Pueblo Viejo	610,404	(308,283)	302,121
Andacollo	388,182	(177,059)	211,123
Khoemacau	265,911	(58,043)	207,868
Rainy River	175,727	(86,307)	89,420
Other	241,830	(154,245)	87,585
Total production stage stream interests	2,472,689	(1,246,349)	1,226,340

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(81,845)	272,005
Voisey's Bay	205,724	(124,526)	81,198
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(65,372)	33,800
Other	519,491	(418,648)	100,843
Total production stage royalty interests	1,294,424	(696,357)	598,067
Total production stage stream and royalty interests	3,767,113	(1,942,706)	1,824,407

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	55,128	—	55,128
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	21,133	—	21,133
Total development stage stream and royalty interests	166,387	—	166,387

Exploration stage stream interests:
Xavantina	14,792	—	14,792
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	115,438	—	115,438
Total exploration stage stream and royalty interests	$1,052,010	$—	$1,052,010
Total stream and royalty interests, net	$4,985,510	$(1,942,706)	$3,042,804

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
4.     MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Processing Cost Support Agreement (the "Mount Milligan Cost Support Agreement") with Centerra Gold Inc. ("Centerra") with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future ("Deferred Gold Consideration") and a free cash flow interest. The cost support allowed for the extension of the mine from 2032 to 2035 and the potential to extend the mine life beyond 2035.
The value of the cash consideration and free cash flow interest received from Centerra is recorded as a deferred liability in our consolidated balance sheets as of March 31, 2025.
For further detail on the Mount Milligan Cost Support Agreement and the Deferred Gold Consideration refer to our 2024 10-K.
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
Royalty Interests
Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurs. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to its ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production comprising our royalty interest to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time of metal production by the operator. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable costs.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ significantly and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2024 10-K. For the three months ended March 31, 2025, royalty revenue that was estimated or was attributable to metal production for a period prior to the three months ended March 31, 2025, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 9.
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Stream revenue:
Gold	$94,562	$78,277
Silver	18,699	14,747
Copper	9,221	9,504
Total stream revenue	$122,482	$102,528
Royalty revenue:
Gold	$51,164	$33,496
Copper	7,591	3,621
Silver	4,901	4,328
Other	7,298	4,929
Total royalty revenue	$70,954	$46,374
Total revenue	$193,436	$148,902

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
	Metal(s)	March 31, 2025	March 31, 2024
Stream revenue:
Mount Milligan	Gold & Copper	$42,808	$34,995
Pueblo Viejo	Gold & Silver	28,751	17,760
Andacollo	Gold	12,744	11,689
Other(1)	Gold & Silver	38,179	38,084
Total stream revenue		$122,482	$102,528
Royalty revenue:
Cortez Legacy Zone	Gold	$11,143	$13,365
Cortez CC Zone	Gold	3,554	4,411
Other(1)	Various	56,257	28,598
Total royalty revenue		$70,954	$46,374
Total revenue		$193,436	$148,902
______________________________________________
(1)In our 2024 10-K, Khoemacau and Peñasquito were reclassified from principal to non-principal stream and royalty properties, respectively, and are shown within "Other" in the table above.

Please refer to Note 9 for the geographical distribution of our revenue by reportable segment.
6.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Restricted stock	$2,012	$1,971
Performance stock	1,186	1,017
Total stock-based compensation expense	3,198	2,988
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Number of shares)
Performance stock (at maximum 200% attainment)	72,120	93,840
Restricted stock	50,264	65,850
Total equity awards granted	122,384	159,690

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
As of March 31, 2025, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$11,380	2.2
Performance stock	9,871	2.3
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
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to Royal Gold common stockholders	$113,498	$47,166
Weighted-average shares for basic EPS	65,705,157	65,637,428
Effect of other dilutive securities	86,394	102,832
Weighted-average shares for diluted EPS	65,791,551	65,740,260
Basic EPS	$1.72	$0.72
Diluted EPS	$1.72	$0.72
8.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
Income tax expense	$10,389	$27,033
Effective tax rate	8.4%	36.4%
The effective tax rate for the three months ended March 31, 2025, included a $12.0 million discrete benefit, net of valuation allowance, for additional recoverable basis in foreign jurisdictions and a $1.7 million discrete benefit related to a withholding tax refund on a foreign royalty. The effective tax rate for the three months ended March 31, 2024 included a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
9.     SEGMENT INFORMATION
We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our President and Chief Executive Officer serves as our Chief Operating Decision Maker ("CODM") and is responsible for reviewing segment performance and making decisions regarding resource allocation. In addition to revenue, our CODM regularly reviews cost of sales, production taxes and

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
depletion for each of our reportable segments. Royal Gold's long-lived assets (stream and royalty interests, net) are geographically distributed as shown in the following table (amounts in thousands):

	As of March 31, 2025			As of December 31, 2024
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$409,644	$653,739	$1,063,383	$417,643	$659,070	$1,076,713
Dominican Republic	299,395	—	299,395	302,122	—	302,122
Africa	230,964	321	231,285	237,028	321	237,349
Chile	208,731	224,116	432,847	211,123	224,116	435,239
United States	—	822,355	822,355	—	827,277	827,277
Mexico	—	32,191	32,191	—	33,800	33,800
Australia	—	18,723	18,723	—	19,265	19,265
Rest of world	134,085	25,621	159,706	85,254	25,785	111,039
Total	$1,282,819	$1,777,066	$3,059,885	$1,253,170	$1,789,634	$3,042,804
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$122,482	$24,506	$—	$20,353	$77,623
Royalty interests	70,954	—	1,761	12,562	56,631
Total	$193,436	$24,506	$1,761	$32,915	$134,254

	Three Months Ended March 31, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$102,528	$21,751	$—	$27,401	$53,376
Royalty interests	46,374	—	1,449	11,282	33,643
Total	$148,902	$21,751	$1,449	$38,683	$87,019
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total segment gross profit	$134,254	$87,019

Costs and expenses
General and administrative expenses	11,063	11,412
Depreciation and amortization	80	82
Operating income	123,111	75,525
Fair value changes in equity securities	(37)	447
Interest and other income	2,049	2,977
Interest and other expense	(1,156)	(4,607)
Income before income taxes	$123,967	$74,342
Our revenue by reportable segment for the three months ended March 31, 2025 and 2024, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Stream revenue:
Canada	$53,230	$44,705
Dominican Republic	28,751	17,760
Africa	22,381	19,101
Chile	12,744	11,689
Rest of world	5,376	9,273
Total stream revenue	$122,482	$102,528

Royalty revenue:
United States	$31,006	$24,079
Mexico	17,071	10,768
Canada	10,712	5,131
Australia	7,956	4,975
Rest of world	4,209	1,421
Total royalty revenue	$70,954	$46,374
Total revenue	$193,436	$148,902
10.     COMMITMENTS AND CONTINGENCIES
Ilovica Gold Stream Acquisition
As of March 31, 2025, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Presentation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the financial condition and results of operations of Royal Gold. You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025 (“2024 10-K”).
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
Overview of Our Business
We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in the production, development or exploration stage in exchange for stream or royalty interests.
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2025, we owned 9 stream interests, which are on 7 producing properties and 2 development stage properties. Stream interests accounted for approximately 63% of our total revenue for the three months ended March 31, 2025 and 69% for the three months ended March 31, 2024. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2025, we owned royalty interests on 33 producing properties, 17 development stage properties and 116 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 37% of our total revenue for the three months ended March 31, 2025 and 31% for the three months ended March 31, 2024.
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
For the three months ended March 31, 2025 and 2024, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$2,860	75%	$2,070	75%
Silver ($/ounce)(1)	$31.88	12%	$23.34	13%
Copper ($/pound)(2)	$4.24	9%	$3.83	9%
Other	N/A	4%	N/A	3%
______________________________________________
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metals Exchange settlement price for copper.
Recent Developments
Additional Xavantina Stream
On March 28, 2025, we entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50 million. The Additional Stream is incremental to the precious metals purchase agreement dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the 25% stream rate from 93,000 ounces to 160,000 ounces, with deliveries payable at a cash price of 40% of the spot gold price. As of March 31, 2025, 46,500 ounces of gold have been delivered under the Base Stream at a cash purchase price of 20% of the spot gold price for each ounce delivered, which will increase to 40% of the spot gold price for each ounce delivered upon the delivery of 49,000 ounces.
The purchase price was funded with available cash on hand.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 5,500 ounces for the three months ended March 31, 2025, compared to approximately 4,900 ounces for the three months ended March 31, 2024. Stream deliveries typically occur approximately 5 months after mine production and are based on a fixed payability factor of 89%.
According to Teck Resources Limited ("Teck"), gold production in the three months ended March 31, 2025, was approximately 7,400 ounces compared to 3,400 ounces in the prior year period. Mill throughput was significantly higher in the three month period ended March 31, 2025, as a result of increased water availability compared to the prior year period, which was impacted by drought conditions. Teck expects 2025 gold production at Andacollo to range between 35,000 and 39,000 ounces compared to actual gold production of 20,800 ounces in 2024. The expected increase is primarily driven by higher mill throughput due to increased water availability, which was impacted by drought conditions throughout much of 2024. The mine life of Andacollo is expected to continue until 2037, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 16,100 ounces for the three months ended March 31, 2025, compared to approximately 15,200 ounces for the three months ended March 31, 2024. Copper stream deliveries from Mount Milligan were approximately 3.1 million pounds during the three months ended March 31, 2025, compared to approximately 3.4 million pounds during the three months ended March 31, 2024. Increased gold deliveries in the current period primarily resulted from differences in the timing of shipments and settlements during the periods, as well as higher throughput and gold grades; decreased copper deliveries in the current period resulted from differences in the timing of shipments and settlements, which offset the production improvement related to the higher throughput. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
On February 20, 2025, Centerra Gold Inc. ("Centerra") provided Mount Milligan production guidance for 2025. Centerra expects gold production to range between 165,000 and 185,000 ounces, and copper production to range between 50 and 60 million pounds, with production of both metals to be weighted toward the second half of the year compared to 2024 gold and copper production of 167,600 ounces and 54.3 million pounds, respectively.
Centerra also reported that a Pre-feasibility Study (“PFS”) to evaluate the substantial mineral resources to unlock additional value beyond the current mine life is on track to be completed in the third quarter of 2025. According to Centerra, it is optimistic that the mine life can be extended beyond the current mine life of approximately 2036, which is based on the available space in the existing tailings storage facility. Centerra also reported that it is evaluating options for additional tailings capacity and expects that the PFS will incorporate an increase in annual mill throughput in the range of 10% through ball mill motor upgrades and additional downstream flowsheet improvements, which may also improve overall metal recovery.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 5,800 ounces for the three months ended March 31, 2025, compared to approximately 5,800 ounces for the three months ended March 31, 2024. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 204,700 ounces for the three months ended March 31, 2025, compared to approximately 218,200 ounces for the three months ended March 31, 2024. Silver stream deliveries are based on a fixed payability factor of 99.0%.
Gold and silver deliveries are quarterly and typically occur one to three months after mine production.
On May 7, 2025, Barrick Mining Corporation ("Barrick") reported that 2025 gold production guidance of 370,000 to 410,000 ounces for its 60% share of Pueblo Viejo in the Dominican Republic is unchanged after completing a 35-day shutdown for debottlenecking work on the expanded plant in the first quarter of the year. This guidance compares to 2024 gold production of 352,000 ounces.
Barrick also provided a progress update on the mine life extension project, where activity is focused on housing, resettlement and the El Naranjo tailings storage facility. The housing project continues with 220 homes constructed and 18 families resettled. Engineering work is ongoing for the tailings storage facility and the overall schedule remains on track to have the starter dam completed ahead of the existing El Llagal dam reaching capacity.
Royalty Interests
Cortez
Production attributable to the Company’s royalty interest at the Cortez Complex was approximately 150,800 ounces of gold for the three months ended March 31, 2025, of which 31,100 ounces were attributable to the Legacy Zone, and 119,700 ounces were attributable to the CC Zone, compared to approximately 194,200 ounces of gold for the three months ended March 31, 2024, of which 69,200 ounces were attributable to the Legacy Zone, and 125,000 ounces were attributable to the CC Zone.

On May 7, 2025, Barrick reported that 2025 gold production guidance of approximately 680,000 to 765,000 ounces (100% basis) is unchanged at the Cortez Complex in Nevada. This guidance compares to 2024 gold production of 722,000 ounces. We estimate our overall average royalty rate on this production to be approximately 3.1% for 2025.
Additionally, Barrick reported continued progress at the various projects underway at Cortez. At Goldrush, the sinking of the first eight ventilation shafts and the installation of underground primary fans were completed, which enable increased mining rates. At the Fourmile project, the exploration drilling campaign to define the orebody and delineate the overall footprint commenced, and the pre-feasibility study is expected to start in 2025. At the Hanson project, exploration drilling is focused on the Birch target for 2025, and at the Swift project, exploration results have extended the footprint of anomalous gold mineralization 900 meters to the south.
Results of Operations
Quarter Ended March 31, 2025, Compared to Quarter Ended March 31, 2024
For the three months ended March 31, 2025, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $113.5 million, or $1.72 per basic and diluted share, as compared to net income of $47.2 million, or $0.72 per basic and diluted share, for the three months ended March 31, 2024. The increase in net income was primarily attributable to higher revenue and lower tax expense, each discussed below.
For the three months ended March 31, 2025, we recognized total revenue of $193.4 million, comprised of stream revenue of $122.5 million and royalty revenue of $71.0 million at an average gold price of $2,860 per ounce, an average silver price of $31.88 per ounce and an average copper price of $4.24 per pound. This is compared to total revenue of $148.9 million for the three months ended March 31, 2024, comprised of stream revenue of $102.5 million and royalty revenue of $46.4 million, at an average gold price of $2,070 per ounce, an average silver price of $23.34 per ounce and an average copper price of $3.83 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, are as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2025			March 31, 2024
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$42,808			$34,995
	Gold		11,800	oz.		12,500	oz.
	Copper		2.2	Mlbs.		2.5	Mlbs.
Pueblo Viejo		$28,751			$17,760
	Gold		7,700	oz.		6,200	oz.
	Silver		219,400	oz.		223,000	oz.
Andacollo	Gold	$12,744	4,400	oz.	$11,689	5,700	oz.
Other(3)		$38,179			$38,084
	Gold		9,400	oz.		13,800	oz.
	Silver		378,000	oz.		412,000	oz.
Total stream revenue		$122,482			$102,528
		.
Royalty(2):
Cortez Legacy Zone	Gold	$11,143	31,100	oz.	$13,365	69,200	oz.
Cortez CC Zone	Gold	$3,554	119,700	oz.	$4,411	125,000	oz.
Other(3)	Various	$56,257	N/A		$28,598	N/A
Total royalty revenue		$70,954			$46,374
Total Revenue		$193,436			$148,902

_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended March 31, 2025, and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 5 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period. In our 2024 10-K, Khoemacau and Peñasquito were reclassified from principal to non-principal stream and royalty properties, respectively, and are shown within "Other" in the table above.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices compared to the prior period. Higher gold sales from Pueblo Viejo and higher gold and zinc production from Peñasquito (included within "Other" royalty revenue in the table above) also contributed to the increase. These increases were partially offset by lower production from Cortez and lower gold sales from Xavantina (included within "Other" stream revenue in the table above) when compared to the prior year period.
Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2025 and 2024, and gold and silver ounces and copper pounds in inventory as of March 31, 2025, and December 31, 2024, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2025		March 31, 2024		March 31, 2025	December 31, 2024
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	16,100	11,800	15,200	12,500	8,800	4,500
Pueblo Viejo	5,800	7,700	5,800	6,200	5,800	7,700
Andacollo	5,500	4,400	4,900	5,700	1,100	—
Other	8,800	9,400	13,800	13,700	2,700	3,300
Total	36,200	33,300	39,700	38,100	18,400	15,500

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2025		March 31, 2024		March 31, 2025	December 31, 2024
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	204,700	219,400	218,200	223,000	204,700	219,400
Other(2)	367,500	378,000	383,100	412,000	108,500	119,000
Total	572,200	597,400	601,300	635,000	313,200	338,400

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2025		March 31, 2024		March 31, 2025	December 31, 2024
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	3.1	2.2	3.4	2.5	0.9	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the three months ended March 31, 2025 do not include 300,200 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo stream agreement. Total deferred silver ounces were 2.0 million ounces at March 31, 2025, and the timing for the delivery of this deferred amount is uncertain.
(2) In our 2024 10-K, Khoemacau was reclassified from a principal to a non-principal property and is shown within "Other" in the table above.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $24.5 million for the three months ended March 31, 2025, from $21.8 million for the three months ended March 31, 2024. The increase, when compared to the prior year period, was primarily due to higher gold, silver and copper prices and higher gold sales from Pueblo Viejo. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra. For further detail on the Mount Milligan Cost Support Agreement refer to our 2024 10-K.
General and administrative costs decreased to $11.1 million for the three months ended March 31, 2025, from $11.4 million for the three months ended March 31, 2024. The decrease was primarily due to lower consulting costs offset by higher non-cash stock compensation expense compared to the prior year period.
Depreciation, depletion and amortization decreased to $33.0 million for the three months ended March 31, 2025, from $38.8 million for the three months ended March 31, 2024. The decrease was primarily due to lower stream depletion rates as a result of proven and probable mineral reserve increases by our operators, lower gold sales from Xavantina and lower gold production at Cortez compared to the prior year period.
Interest and other expense decreased to $1.2 million for the three months ended March 31, 2025, from $4.6 million for the three months ended March 31, 2024. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended March 31, 2025, there was no outstanding debt compared to average amounts outstanding of $221 million at an average all-in borrowing rate of 6.6% for the prior year period.
For the three months ended March 31, 2025, we recorded income tax expense of $10.4 million, compared to $27.0 million for the three months ended March 31, 2024. The income tax expense resulted in an effective tax rate of 8.4% in the current period, compared with 36.4% for the three months ended March 31, 2024. The lower income tax expense for the three months ended March 31, 2025, included a $12.0 million discrete benefit, net of valuation allowance, for additional recoverable basis in foreign jurisdictions and a $1.7 million discrete benefit related to a withholding tax refund on a foreign royalty. The higher income tax expense for the three months ended March 31, 2024, was primarily attributable to a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
Liquidity and Capital Resources
Overview
At March 31, 2025, we had current assets of $316.5 million compared to current liabilities of $66.8 million, which resulted in working capital of $249.7 million. This compares to current assets of $275.3 million and current liabilities of $85.2 million at December 31, 2024, resulting in working capital of $190.1 million. The increase in working capital was primarily due to an increase in our available cash, which primarily resulted from higher net cash proceeds from our stream and royalty interests, partially offset by the $50 million paid for the additional Xavantina stream during the current period.
During the three months ended March 31, 2025, liquidity needs were met from $136.4 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at March 31, 2025. As of March 31, 2025, we had no outstanding debt and $1.0 billion available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2025.
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
Please refer to our risk factors included in Part 1, Item 1A of our 2024 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity Developments
Operating Activities
Net cash provided by operating activities totaled $136.4 million for the three months ended March 31, 2025, compared to $138.3 million for the three months ended March 31, 2024. The decrease was primarily due to cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement and $12.0 million of interest from the repayment of the Khoemacau debt facility in the prior year period and higher income taxes paid in the current period of $8.4 million. This decrease was partially offset by higher net cash proceeds received from our stream and royalty interests of $37.2 million and lower debt cash interest payments of $4.1 million when compared to the prior year period.
Investing Activities
Net cash used in investing activities totaled $58.3 million for the three months ended March 31, 2025, compared to net cash provided by investing activities of $23.6 million for the three months ended March 31, 2024. The period over period change was primarily due to the $50 million payment for the acquisition of the additional Xavantina stream in the current period, whereas the prior period included $25 million received from the repayment of principal on the Khoemacau subordinated debt facility.
Financing Activities
Net cash used in financing activities totaled $32.8 million for the three months ended March 31, 2025, compared to $128.1 million for the three months ended March 31, 2024. The decrease was primarily due to lower debt repayments when compared to the prior year period. This decrease was partially offset by higher dividend payments compared to the prior year period.
Recently Adopted Accounting Standards and Critical Accounting Policies
Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K for discussion on our critical accounting policies.
Forward-Looking Statements
This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for investments, acquisitions and other transactions; anticipated benefits from investments, acquisitions, and other transactions; receipt and timing of future metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing, and stockholder returns; borrowings and repayments under our revolving credit facility; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions, or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described in this report and in our other reports filed with the SEC, including our 2024 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, inflation and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could adversely affect our results of operations and cash flow,” under Part I, Item 1A of our 2024 10-K, for more information about risks associated with metal price volatility.
During the three months ended March 31, 2025, we reported revenue of $193.4 million, with an average gold price for the period of $2,860 per ounce, an average silver price of $31.88 per ounce, and an average copper price of $4.24 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended March 31, 2025:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	75%	$14.7 million
Silver	12%	$2.4 million
Copper	9%	$1.8 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A of our 2024 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, other than as described below.

On March 11, 2025, Paul Libner, the Company’s Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 2,000 shares of the Company’s common stock through July 1, 2026.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Employment Agreement, dated March 17, 2025, between Royal Gold, Inc. and William Heissenbuttel.	8-K	001-13357	10.1	3/21/2025
10.2	Form of Employment Agreement for U.S. executives (other than CEO).	8-K	001-13357	10.2	3/21/2025
10.3	Form of Restrictive Covenants Agreement (attached as Exhibit B to Exhibit 10.2).	8-K	001-13357	10.3	3/21/2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 8, 2025
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)