Form 10-Q
period 2025-06-30
ROYAL GOLD INC
filed 2025-08-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 65,831,053 shares of Royal Gold common stock outstanding as of July 30, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and equivalents	$248,180	$195,498
Royalty receivables	64,994	63,460
Income tax receivable	13,573	1,139
Stream inventory	13,337	12,973
Prepaid expenses and other	1,929	2,217
Total current assets	342,013	275,287
Stream and royalty interests, net (Note 3)	3,141,548	3,042,804
Other assets	88,892	74,039
Total assets	$3,572,453	$3,392,130
LIABILITIES
Accounts payable	$5,506	$10,578
Dividends payable	29,640	29,611
Income tax payable	24,421	23,177
Other current liabilities	16,534	21,785
Total current liabilities	76,101	85,151
Deferred tax liabilities	131,644	132,308
Mount Milligan deferred liability (Note 5)	25,000	25,000
Other liabilities	20,749	18,465
Total liabilities	253,494	260,924
Commitments and contingencies (Note 11)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,760,321 and 65,691,151 shares outstanding, respectively	658	657
Additional paid-in capital	2,229,722	2,228,311
Accumulated earnings	1,076,562	889,989
Total Royal Gold stockholders’ equity	3,306,942	3,118,957
Non-controlling interests	12,017	12,249
Total equity	3,318,959	3,131,206
Total liabilities and equity	$3,572,453	$3,392,130
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue (Note 6)	$209,643	$174,096	$403,080	$322,999

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	24,180	24,174	48,685	45,924
General and administrative	10,269	10,511	21,333	21,923
Production taxes	2,201	1,581	3,962	3,031
Depreciation, depletion and amortization	31,153	35,747	64,148	74,512
Total costs and expenses	67,803	72,013	138,128	145,390

Operating income	141,840	102,083	264,952	177,609

Fair value changes in equity securities	3	(63)	(34)	383
Interest and other income	2,713	807	4,762	3,783
Interest and other expense	(1,544)	(2,516)	(2,701)	(7,123)
Income before income taxes	143,012	100,311	266,979	174,652

Income tax expense (Note 9)	(10,538)	(18,991)	(20,927)	(46,025)
Net income and comprehensive income	132,474	81,320	246,052	128,627
Net income and comprehensive income attributable to non-controlling interests	(125)	(112)	(205)	(255)
Net income and comprehensive income attributable to Royal Gold common stockholders	$132,349	$81,208	$245,847	$128,372
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$2.01	$1.23	$3.73	$1.95
Basic weighted average shares outstanding	65,748,410	65,650,801	65,726,903	65,644,115
Diluted earnings per share	$2.01	$1.23	$3.73	$1.95
Diluted weighted average shares outstanding	65,820,530	65,767,538	65,806,160	65,753,899
Cash dividends declared per common share	$0.45	$0.40	$0.90	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended June 30, 2025, and 2024
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2025	65,735,304	$657	$2,228,497	$973,853	$12,139	$3,215,146
Stock-based compensation and related share issuances	25,017	1	1,225	—	—	1,226
Distributions to non-controlling interests	—	—	—	—	(247)	(247)
Net income and comprehensive income	—	—	—	132,349	125	132,474
Dividends declared	—	—	—	(29,640)	—	(29,640)
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$1,076,562	$12,017	$3,318,959

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2024	65,648,831	$656	$2,223,021	$687,377	$12,312	$2,923,366
Stock-based compensation and related share issuances	7,794	—	2,921	—	—	2,921
Distributions to non-controlling interests	—	—	—	—	(99)	(99)
Net income and comprehensive income	—	—	—	81,208	112	81,320
Dividends declared	—	—	—	(26,315)	—	(26,315)
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193
ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2025, and 2024
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	69,170	1	1,411	—	—	1,412
Distributions to non-controlling interests	—	—	—	—	(437)	(437)
Net income and comprehensive income	—	—	—	245,847	205	246,052
Dividends declared	—	—	—	(59,274)	—	(59,274)
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$1,076,562	$12,017	$3,318,959

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	24,865	—	4,903	—	—	4,903
Distributions to non-controlling interests	—	—	—	—	(354)	(354)
Net income and comprehensive income	—	—	—	128,372	255	128,627
Dividends declared	—	—	—	(52,624)	—	(52,624)
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income and comprehensive income	$246,052	$128,627
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	64,148	74,512
Non-cash employee stock compensation expense	5,911	6,336
Fair value changes in equity securities	34	(383)
Deferred tax (benefit) expense	(11,019)	3,419
Other	446	484
Changes in assets and liabilities:
Royalty receivables	(1,534)	8,546
Stream inventory	(363)	(1,116)
Income tax receivable	(12,434)	(2,961)
Prepaid expenses and other assets	(3,525)	10,530
Accounts payable	3,178	1,786
Income tax payable	1,244	2,547
Mount Milligan deferred liability	—	25,000
Other liabilities	(2,967)	(5,528)
Net cash provided by operating activities	$289,171	$251,799

Cash flows from investing activities:
Acquisition of stream and royalty interests	(170,979)	(52,256)
Proceeds from Khoemacau debt facility	—	25,000
Other	(70)	(85)
Net cash used in investing activities	$(171,049)	$(27,341)

Cash flows from financing activities:
Repayment of debt	—	(200,000)
Net payments from issuance of common stock	(4,499)	(1,432)
Common stock dividends	(59,245)	(52,603)
Other	(1,696)	(358)
Net cash used in financing activities	$(65,440)	$(254,393)
Net increase (decrease) in cash and equivalents	52,682	(29,935)
Cash and equivalents at beginning of period	195,498	104,167
Cash and equivalents at end of period	$248,180	$74,232
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025 (“2024 10-K”).
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

2.     STREAM AND ROYALTY ACQUISITIONS
Warintza Project Stream and Royalty
On May 21, 2025, our wholly owned subsidiary, RGLD Gold AG ("RG AG"), entered into a gold purchase agreement ("Gold Stream Agreement"), and a separate net smelter return ("NSR") royalty agreement ("Royalty Agreement") for all metals with wholly owned subsidiaries of Solaris Resources, Inc. (collectively, "Solaris") for metals produced from the Warintza Project ("Warintza"). The advance payment for the acquisition totals $200 million in cash consideration, including $100 million paid upon closing, $50 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study, which are expected to be completed in the third quarter of 2025, and $50 million payable one year after closing, subject to security perfection in Ecuador. The $100 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be subject to early termination with the full return of the advance payment at the option of RG AG or Solaris if a change of control of Solaris or Warintza occurs, or by RG AG if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
covers approximately 31 square kilometers, and will expand to 186 square kilometers if the early termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RG AG received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is subject to early termination, the NSR rate will be the rate in place at the time of exercise if the early termination is exercised by RG AG, or 0.60% if the early termination is exercised by Solaris.
The Royalty Agreement and the Stream Agreement have been accounted for as asset acquisitions and are recorded as exploration stage royalty and stream interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets.
Lawyers-Ranch Project Royalty
On May 16, 2025, we acquired a 2.0% NSR royalty on the Ranch portion of the Lawyers-Ranch Project operated by Thesis Gold Inc. from a private seller for cash consideration of $12.5 million. The royalty has been accounted for as an asset acquisition and recorded as an exploration stage royalty interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.
Additional Xavantina Stream
On March 28, 2025, RG AG entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50 million. The Additional Stream is incremental to the existing precious metals purchase agreement between the parties dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
As of June 30, 2025, 48,400 ounces of gold have been delivered under the Base Stream at a cash purchase price of 20% of the spot gold price for each ounce delivered, which will increase to 40% of the spot gold price for each ounce delivered upon the delivery of 49,000 ounces. When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the current 25% stream rate from 93,000 ounces to 160,000 ounces, with the additional deliveries to be payable at a cash price of 40% of the spot gold price.
The Additional Stream has been accounted for as an asset acquisition. The $50 million advance payment, plus direct acquisition costs, have been recorded as an exploration stage stream interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(475,605)	$315,030
Pueblo Viejo	610,404	(313,178)	297,226
Andacollo	388,182	(181,057)	207,125
Khoemacau	265,911	(65,554)	200,357
Rainy River	175,727	(90,333)	85,394
Other	241,830	(160,244)	81,586
Total production stage stream interests	2,472,689	(1,285,971)	1,186,718

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	366,435	(91,014)	275,421
Voisey's Bay	205,724	(127,798)	77,926
Red Chris	116,187	(9,033)	107,154
Peñasquito	99,172	(68,578)	30,594
Other	515,221	(424,296)	90,925
Total production stage royalty interests	1,302,739	(720,719)	582,020
Total production stage stream and royalty interests	3,775,428	(2,006,690)	1,768,738

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	55,122	—	55,122
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	25,566	—	25,566
Total development stage stream and royalty interests	170,814	—	170,814

Exploration stage stream interests:
Warintza	95,203	—	95,203
Xavantina	64,813	—	64,813
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	443,894	—	443,894
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	132,785	—	132,785
Total exploration stage stream and royalty interests	$1,201,996	$—	$1,201,996
Total stream and royalty interests, net	$5,148,238	$(2,006,690)	$3,141,548

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(462,412)	$328,223
Pueblo Viejo	610,404	(308,283)	302,121
Andacollo	388,182	(177,059)	211,123
Khoemacau	265,911	(58,043)	207,868
Rainy River	175,727	(86,307)	89,420
Other	241,830	(154,245)	87,585
Total production stage stream interests	2,472,689	(1,246,349)	1,226,340

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(81,845)	272,005
Voisey's Bay	205,724	(124,526)	81,198
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(65,372)	33,800
Other	519,491	(418,648)	100,843
Total production stage royalty interests	1,294,424	(696,357)	598,067
Total production stage stream and royalty interests	3,767,113	(1,942,706)	1,824,407

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	55,128	—	55,128
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	21,133	—	21,133
Total development stage stream and royalty interests	166,387	—	166,387

Exploration stage stream interests:
Xavantina	14,792	—	14,792
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	115,438	—	115,438
Total exploration stage stream and royalty interests	$1,052,010	$—	$1,052,010
Total stream and royalty interests, net	$4,985,510	$(1,942,706)	$3,042,804

4.    DEBT
On June 26, 2025, we entered into a sixth amendment to our revolving credit facility dated June 2, 2017, as amended. The amendment extended the maturity date from June 28, 2028, to June 30, 2030, increased the size of the accordion feature from $250 million to $400 million and revised the leverage ratio required to be less than or equal to 4.00:1.00 for the two

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
fiscal quarters following the consummation of a material permitted acquisition (as defined) and 3.50:1.00 at all other times.
As of June 30, 2025, we had no amounts outstanding under our revolving credit facility and $1 billion available.
In July 2025, we notified the members of the credit syndication group of our exercise of the accordion feature and received commitments from the group for the full $400 million of increased capacity. On August 5, 2025, we closed on the accordion feature with our credit syndication group, bringing our total committed revolving credit facility to $1.4 billion.

As part of the Kansanshi gold stream acquisition discussed in Note 12, we borrowed $825 million under our revolving credit facility. Following the draw as part of the Kansanshi gold stream acquisition, $575 million remains available.

5.     MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Processing Cost Support Agreement (the "Mount Milligan Cost Support Agreement") with Centerra Gold Inc. ("Centerra") with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future ("Deferred Gold Consideration") and a free cash flow interest.
The value of the cash consideration and free cash flow interest received from Centerra is recorded as a deferred liability in our consolidated balance sheets as of June 30, 2025.
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2024 10-K. For the three months ended June 30, 2025, royalty revenue that was estimated or was attributable to metal production for a period prior to the three months ended June 30, 2025, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stream revenue:
Gold	$104,454	$91,597	$199,016	$169,874
Silver	19,047	16,880	37,746	31,628
Copper	9,690	14,475	18,911	23,979
Total stream revenue	$133,191	$122,952	$255,673	$225,481
Royalty revenue:
Gold	$59,862	$37,171	$111,026	$70,667
Copper	5,074	3,648	12,665	7,269
Silver	5,017	4,978	9,917	9,307
Other	6,499	5,347	13,799	10,275
Total royalty revenue	$76,452	$51,144	$147,407	$97,518
Total revenue	$209,643	$174,096	$403,080	$322,999

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
	Metal(s)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stream revenue:
Mount Milligan	Gold & Copper	$63,655	$52,139	$106,463	$87,134
Pueblo Viejo	Gold & Silver	25,619	19,801	54,369	37,562
Andacollo	Gold	9,489	10,608	22,234	22,297
Other(1)	Gold & Silver	34,428	40,404	72,607	78,488
Total stream revenue		$133,191	$122,952	$255,673	$225,481
Royalty revenue:
Cortez Legacy Zone	Gold	$8,508	$11,214	$19,650	$24,579
Cortez CC Zone	Gold	8,088	4,548	11,642	8,959
Other(1)	Various	59,856	35,382	116,115	63,980
Total royalty revenue		$76,452	$51,144	$147,407	$97,518
Total revenue		$209,643	$174,096	$403,080	$322,999
______________________________________________
(1)In our 2024 10-K, Khoemacau and Peñasquito were reclassified from principal to non-principal stream and royalty properties, respectively, and are shown within "Other" in the table above.

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

7.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted stock	$1,884	$1,924	$3,896	$3,895
Performance stock	830	1,424	2,015	2,441
Total stock-based compensation expense	$2,714	$3,348	$5,911	$6,336
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	72,120	93,840
Restricted Stock	—	—	50,264	65,850
Total equity awards granted	—	—	122,384	159,690

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$9,667	2.1
Performance stock	8,571	2.1

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
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to Royal Gold common stockholders	$132,349	$81,208	$245,847	$128,372
Weighted-average shares for basic EPS	65,748,410	65,650,801	65,726,903	65,644,115
Effect of other dilutive securities	72,120	116,737	79,257	109,784
Weighted-average shares for diluted EPS	65,820,530	65,767,538	65,806,160	65,753,899
Basic EPS	$2.01	$1.23	$3.73	$1.95
Diluted EPS	$2.01	$1.23	$3.73	$1.95

9.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income tax expense	$10,538	$18,991	$20,927	$46,025
Effective tax rate	7.4%	18.9%	7.8%	26.4%
The effective tax rate for the three months ended June 30, 2025, included a $9.3 million discrete benefit related to withholding tax refund on a foreign royalty and a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance.
The effective tax rate for the six months ended June 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a discrete tax benefit of $4.3 million attributable to the release of a valuation

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties. The effective tax rate for the six months ended June 30, 2024 included a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
H.R. 1., also known as the One Big Beautiful Bill Act ("OBBBA"), was enacted on July 4, 2025. The Company is currently evaluating the impact of these provisions, which could affect the Company's effective tax rate in future periods.

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

	As of June 30, 2025			As of December 31, 2024
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Canada	$400,425	$663,975	$1,064,400	$417,643	$659,070	$1,076,713
Dominican Republic	297,227	—	297,227	302,122	—	302,122
Africa	225,616	321	225,937	237,028	321	237,349
Chile	207,125	224,116	431,241	211,123	224,116	435,239
United States	—	814,856	814,856	—	827,277	827,277
Mexico	—	30,594	30,594	—	33,800	33,800
Australia	—	18,485	18,485	—	19,265	19,265
Rest of world	228,379	30,429	258,808	85,254	25,785	111,039
Total	$1,358,772	$1,782,776	$3,141,548	$1,253,170	$1,789,634	$3,042,804

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended June 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$133,191	$24,180	$—	$19,269	$89,742
Royalty interests	76,452	—	2,201	11,800	62,451
Total	$209,643	$24,180	$2,201	$31,069	$152,193

	Three Months Ended June 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$122,952	$24,174	$—	$26,124	$72,654
Royalty interests	51,144	—	1,581	9,534	40,029
Total	$174,096	$24,174	$1,581	$35,658	$112,683

	Six Months Ended June 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$255,673	$48,685	$—	$39,623	$167,365
Royalty interests	147,407	—	3,962	24,363	119,082
Total	$403,080	$48,685	$3,962	$63,986	$286,447

	Six Months Ended June 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$225,481	$45,924	$—	$53,525	$126,032
Royalty interests	97,518	—	3,031	20,816	73,671
Total	$322,999	$45,924	$3,031	$74,341	$199,703
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total segment gross profit	$152,193	$112,683	$286,447	$199,703

Costs and expenses
General and administrative expenses	10,269	10,511	21,333	21,923
Depreciation and amortization	84	89	162	171
Operating income	141,840	102,083	264,952	177,609
Fair value changes in equity securities	3	(63)	(34)	383
Interest and other income	2,713	807	4,762	3,783
Interest and other expense	(1,544)	(2,516)	(2,701)	(7,123)
Income before income taxes	$143,012	$100,311	$266,979	$174,652
Our revenue by reportable segment for the three and six months ended June 30, 2025 and 2024, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stream interests:
Canada	$72,750	$62,661	$125,980	$107,365
Dominican Republic	25,619	19,801	54,369	37,562
Africa	20,387	20,396	42,768	39,497
Chile	9,489	10,608	22,234	22,297
Rest of world	4,946	9,486	10,322	18,760
Total stream interests	$133,191	$122,952	$255,673	$225,481

Royalty interests:
United States	$37,392	$25,273	$68,398	$49,352
Mexico	17,630	12,888	34,702	23,656
Australia	9,817	7,047	17,773	12,022
Canada	6,919	3,035	17,631	8,166
Rest of world	4,694	2,901	8,903	4,322
Total royalty interests	$76,452	$51,144	$147,407	$97,518
Total revenue	$209,643	$174,096	$403,080	$322,999

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
11.     COMMITMENTS AND CONTINGENCIES
Warintza Project Stream and Royalty Acquisition
As of June 30, 2025, our conditional funding schedule of $100 million related to the acquisition of the Warintza Stream and Royalty Agreements made on May 21, 2025 (Note 2) remains subject to certain conditions.
Ilovica Gold Stream Acquisition
As of June 30, 2025, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

12.     SUBSEQUENT EVENTS
Kansanshi Gold Stream Acquisition
As announced on August 5, 2025, RG AG entered into a precious metals purchase agreement for gold deliveries referenced to copper production from the Kansanshi copper-gold mine in the North Western Province of Zambia, operated and 80% owned by a subsidiary of First Quantum Minerals Ltd. (“First Quantum”).
RG AG made an advance payment of $1.0 billion (“Advance”) in return for a gold stream referenced to copper production, with deliveries of 75 ounces of gold per million pounds of recovered copper produced until the delivery of 425,000 ounces; 55 ounces of gold per million pounds of recovered copper produced between the delivery of 425,001 ounces and 650,000 ounces; and 45 ounces of gold per million pounds of recovered copper produced thereafter. Additionally, and depending on the achievement of certain objectives as described below, RG AG has granted options to First Quantum to accelerate stream deliveries and reduce the outstanding Advance:
i.Acceleration Option 1: From the earlier of the achievements by First Quantum of a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, it will have a one-year period to exercise the option and deliver gold worth up to $200 million over a 14-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to 20%.
ii.Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or show a Net Debt/TTM EBITDA ratio of 1.25x or less, over four consecutive quarters. and achieves certain operational conditions, it will have a one-year period to exercise the option and deliver gold worth up to $100 million over a 7-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to a further 10%.
RG AG will pay 20% of the spot gold price for each ounce delivered. Should one of the conditions in Acceleration Option 1 be met, RG AG will pay 35% of the spot gold price for each ounce delivered.
The acquisition has been funded with available cash and a draw of $825 million on our revolving credit facility (see Note 4).
Agreements to Acquire Sandstorm Gold and Horizon Copper
On July 6, 2025, we entered into arrangement agreements to acquire each of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”). Under the terms of the agreement with Sandstorm, Royal Gold has agreed to acquire 100% of the issued share capital of Sandstorm in exchange for Royal Gold shares at an exchange ratio of 0.0625 of a share of Royal Gold common stock for each common share of Sandstorm (the “Sandstorm Transaction”), which reflected a transaction equity value of approximately $3.5 billion at the time of signing. Under the terms of the agreement with Horizon, Royal Gold has agreed to acquire 100% of the issued share capital of Horizon in exchange for cash of C$2.00 per

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
share (the “Horizon Transaction” and together with the Sandstorm Transaction, the “Transactions”), which reflected a transaction equity value of approximately $196 million at the time of signing.
Completion of the Transactions is subject to approval by Royal Gold's stockholders and Sandstorm's shareholders (in the case of the Sandstorm Transaction), approval by Horizon's securityholders (in the case of the Horizon Transaction), certain regulatory approvals, and other customary closing conditions. The Transactions are expected to close in the fourth quarter of 2025.

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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2025, we owned 9 stream interests, which are on 7 producing properties and 2 development stage properties. Stream interests accounted for approximately 64% and 63% of our total revenue for the three and six months ended June 30, 2025, respectively, and 71% and 70% for the three and six months ended June 30, 2024, respectively. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2025, we owned royalty interests on 33 producing properties, 17 development stage properties and 112 exploration stage properties, of which we consider 51 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 36% and 37% of our total revenue for the three and six months ended June 30, 2025, respectively and 29% and 30% for the three and six months ended June 30, 2024, respectively.
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
For the three and six months ended June 30, 2025 and 2024, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$3,280	78%	$2,338	74%	$3,067	77%	$2,203	74%
Silver ($/ounce)(1)	$33.68	11%	$28.84	13%	$32.76	12%	$26.07	13%
Copper ($/pound)(2)	$4.32	7%	$4.42	10%	$4.28	8%	$4.12	10%
Other	N/A	4%	N/A	3%	N/A	3%	N/A	3%
______________________________________________
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metals Exchange settlement price for copper.
Recent Developments
Kansanshi Gold Stream Acquisition
As announced on August 5, 2025, our wholly-owned subsidiary RGLD Gold AG (“RG AG”), entered into a precious metals purchase agreement for gold deliveries referenced to copper production from the Kansanshi copper-gold mine (“Kansanshi”) in the North Western Province of Zambia, operated and 80% owned by a subsidiary of First Quantum Minerals Ltd. (“First Quantum”).
RG AG made an advance payment of $1.0 billion (“Advance”) in return for a gold stream referenced to copper production, with deliveries of 75 ounces of gold per million pounds of recovered copper produced until the delivery of 425,000 ounces; 55 ounces of gold per million pounds of recovered copper produced between the delivery of 425,001 ounces and 650,000 ounces; and 45 ounces of gold per million pounds of recovered copper produced thereafter. Additionally, and depending on the achievement of certain objectives as described below, RG AG has granted options to First Quantum to accelerate stream deliveries and reduce the outstanding Advance:
i.Acceleration Option 1: From the earlier of the achievements by First Quantum of a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, it will have a one-year period to exercise the option and deliver gold worth up to $200 million over a 14-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to 20%.
ii.Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or show a Net Debt/TTM EBITDA ratio of 1.25x or less, over four consecutive quarters. and achieves certain operational conditions, it will have a one-year period to exercise the option and deliver gold worth up to $100 million over a 7-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to a further 10%.
RG AG will pay 20% of the spot gold price for each ounce delivered. Should one of the conditions in Acceleration Option 1 be met, RG AG will pay 35% of the spot gold price for each ounce delivered.

The acquisition has been funded with available cash and a draw of $825 million on our revolving credit facility. Refer to Note 4 of our notes to consolidated financial statements for further discussion of our revolving credit facility.
RG AG’s interests under the stream agreement are guaranteed by all entities within the Kansanshi ownership chain, from the project company (Kansanshi Mining PLC) through to the parent, First Quantum Minerals Ltd. RG AG also has customary additional protections for a stream agreement including limitations on certain additional encumbrances, restrictions on transfer of mine ownership, sharing for insurance and expropriation proceeds, and typical remedies for events of default.
The Kansanshi mine is owned and operated by Kansanshi Mining PLC, which is 80% owned indirectly by First Quantum and 20% by ZCCM Investments Holdings PLC, a company majority-owned by the Government of the Republic of Zambia. First Quantum acquired its interest in the project in 2001, began construction soon after, and achieved commercial production in 2005. First Quantum expects a mine life of more than 20 years, and the All-In Sustaining Cost is expected to be in the lower half of the global copper cost curve during the next 10 years of mine life.
Agreements to Acquire Sandstorm Gold and Horizon Copper
On July 6, 2025, we entered into arrangement agreements to acquire each of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”). Under the terms of the agreement with Sandstorm, Royal Gold has agreed to acquire 100% of the issued share capital of Sandstorm in exchange for Royal Gold shares at an exchange ratio of 0.0625 of a share of Royal Gold common stock for each common share of Sandstorm (the “Sandstorm Transaction”), which reflected a transaction equity value of approximately $3.5 billion at the time of signing. Under the terms of the agreement with Horizon, Royal Gold has agreed to acquire 100% of the issued share capital of Horizon in exchange for cash of C$2.00 per share (the “Horizon Transaction” and together with the Sandstorm Transaction, the “Transactions”), which reflected a transaction equity value of approximately $196 million at the time of signing.
Completion of the Transactions is subject to approval by Royal Gold's stockholders and Sandstorm's shareholders (in the case of the Sandstorm Transaction), approval by Horizon's securityholders (in the case of the Horizon Transaction), certain regulatory approvals, and other customary closing conditions. The Transactions are expected to close in the fourth quarter of 2025.
Warintza Project Stream and Royalty
On May 21, 2025, our wholly-owned subsidiary, RG AG, entered into a gold purchase agreement ("Gold Stream Agreement"), and a separate net smelter return ("NSR") royalty agreement ("Royalty Agreement") for all metals, with wholly owned subsidiaries of Solaris Resources, Inc. (collectively "Solaris") for metals produced from the Warintza Project ("Warintza"). The advance payment for the acquisition totals $200 million in cash consideration, including $100 million paid upon closing, $50 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study ("PFS"), and $50 million payable one year after closing, subject to security perfection in Ecuador. The $100 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be subject to early termination at the option of RG AG or Solaris if a change of control of Solaris or Warintza occurs, or by RG AG if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement covers approximately 31 square kilometers, and will expand to 186 square kilometers if the early termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RG AG received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is subject to early termination, the NSR rate will be the rate in place at the time of exercise if the early termination is exercised by RG AG, or 0.60% if the early termination is exercised by Solaris.
RG AG will also maintain certain rights to participate in any future stream, royalty or similar production-based financing on the Warintza land package.
The Warintza project consists of a cluster of five separate porphyry copper-molybdenum-gold intrusions that coalesce within two overlapping open pits. Solaris believes that exploration potential is high for near and in-mine targets, as well as within the larger project area. Solaris is targeting a Final Investment Decision by the end of 2026.
Lawyers-Ranch Project Royalty
On May 16, 2025, we acquired a 2.0% NSR royalty on the Ranch portion of the Lawyers-Ranch Project operated by Thesis Gold Inc. from a private seller for cash consideration of $12.5 million. The purchase price was funded with available cash on hand.
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
When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the 25% stream rate from 93,000 ounces to 160,000 ounces, with deliveries payable at a cash price of 40% of the spot gold price. As of June 30, 2025, 48,400 ounces of gold have been delivered under the Base Stream at a cash purchase price of 20% of the spot gold price for each ounce delivered, which will increase to 40% of the spot gold price for each ounce delivered upon the delivery of 49,000 ounces.
The purchase price was funded with available cash on hand.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 5,100 ounces for the three months ended June 30, 2025, compared to approximately 5,800 ounces for the three months ended June 30, 2024. Stream deliveries typically occur approximately five months after mine production. We receive stream deliveries based on a fixed payability factor of 89%.

On June 2, 2025, Teck Resources Limited ("Teck"), reported a mechanical issue at Andacollo requiring a maintenance shutdown of the SAG mill. On July 24, 2025, Teck reported that the SAG mill successfully restarted in late June and production has now resumed to full rates, and 2025 copper production guidance is unchanged from the previous guidance range of 45,000 to 55,000 tonnes. Teck does not provide gold production guidance. Teck further reported that both union contracts at Andacollo were ratified in June and July, 2025, respectively, each covering a three year period.

The mine life of Andacollo is expected to continue until 2037, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 8,200 ounces for the three months ended June 30, 2025, compared to approximately 9,800 ounces for the three months ended June 30, 2024. Copper stream deliveries from Mount Milligan were approximately 1.4 million pounds during the three months ended June 30, 2025, compared to approximately 2.5 million pounds during the three months ended June 30, 2024. Decreased gold and copper deliveries in the current period primarily resulted from differences in the timing of shipments and settlements during the periods, as well as lower throughput, grades, and recovery experienced at the mine in the fourth quarter of 2024. Deliveries at Mount Milligan lag mine production by approximately five months. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
On August 6, Centerra Gold Inc. ("Centerra") provided an update on second quarter production and the status of the mine life extension study at the Mount Milligan mine in British Columbia.
Centerra reported that gold grades in the first half of 2025 were lower than anticipated, primarily attributed to certain areas within the pit with complex geology. In order to address this issue and improve geological and mine plan confidence, Centerra commenced an infill and grade control drilling program in the second quarter of 2025. As a result of the lower gold grades, Centerra updated 2025 guidance for gold production to 145,000 to 165,000 ounces, from 165,000 to 185,000 ounces previously, and reaffirmed its copper production guidance range of 50 to 60 million pounds. Both gold and copper production are expected to be weighted towards the second half of the year.
With respect to the PFS to extend the mine life, Centerra reported that work is on track to be completed in the third quarter of 2025. Centerra remains optimistic that it can extend the current mine life beyond 2036 with the addition of tailings capacity, and increase the annual mill throughput in the range of 10% through ball mill motor upgrades.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 6,100 ounces for the three months ended June 30, 2025, compared to approximately 7,000 ounces for the three months ended June 30, 2024. Gold stream deliveries are based on a fixed payability factor of 99.9%. Decreased gold deliveries in the current period resulted primarily from lower throughput and gold grade.
Silver stream deliveries were approximately 196,900 ounces for the three months ended June 30, 2025, compared to approximately 332,700 ounces for the three months ended June 30, 2024. Silver stream deliveries are based on a fixed payability factor of 99.0%. Decreased silver deliveries in the current period resulted primarily from lower throughput, silver grade and recovery.
Gold and silver deliveries are quarterly and typically occur one to three months after mine production.
Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 176,900 ounces of gold for the three months ended June 30, 2025, of which 27,900 ounces were attributable to the Legacy Zone, and 149,000 ounces were attributable to the CC Zone, compared to approximately 162,400 ounces of gold for the three months ended June 30, 2024, of which 42,600 ounces were attributable to the Legacy Zone, and 119,800 ounces were attributable to the CC Zone.
Results of Operations
Quarter Ended June 30, 2025, Compared to Quarter Ended June 30, 2024
For the three months ended June 30, 2025, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $132.3 million, or $2.01 per basic and diluted share, as compared to net income of $81.2 million, or $1.23 per basic and diluted share, for the three months ended June 30, 2024. The increase in net income was primarily attributable to higher revenue and lower tax expense, each discussed below.
For the three months ended June 30, 2025, we recognized total revenue of $209.6 million, comprised of stream revenue of $133.2 million and royalty revenue of $76.5 million at an average gold price of $3,280 per ounce, an average silver price of $33.68 per ounce and an average copper price of $4.32 per pound. This is compared to total revenue of $174.1 million for the three months ended June 30, 2024, comprised of stream revenue of $123.0 million and royalty revenue of $51.1 million, at an average gold price of $2,338 per ounce, an average silver price of $28.84 per ounce and an average copper price of $4.42 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, are as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		June 30, 2025			June 30, 2024
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$63,655			$52,139
	Gold		16,600	oz.		16,100	oz.
	Copper		2.3	Mlbs.		3.4	Mlbs.
Pueblo Viejo		$25,619			$19,801
	Gold		5,800	oz.		5,800	oz.
	Silver		204,700	oz.		218,200	oz.
Andacollo	Gold	$9,489	3,000	oz.	$10,608	4,500	oz.
Other(3)		$34,428			$40,404
	Gold		6,800	oz.		12,800	oz.
	Silver		374,000	oz.		375,000	oz.
Total stream revenue		$133,191			$122,952
		.
Royalty(2):
Cortez Legacy Zone	Gold	$8,508	27,900	oz.	$11,214	42,600	oz.
Cortez CC Zone	Gold	$8,088	149,000	oz.	$4,548	119,800	oz.
Other(3)	Various	$59,856	N/A		$35,382	N/A
Total royalty revenue		$76,452			$51,144
Total Revenue		$209,643			$174,096
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended June 30, 2025, and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
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
The increase in our total revenue resulted primarily from higher average gold and silver prices compared to the prior period. Higher gold production from Peñasquito and Manh Choh (included within "Other" royalty revenue in the table above) also contributed to the increase. These increases were partially offset by lower gold sales from Xavantina (included within "Other" stream revenue in the table above) when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended June 30, 2025 and 2024, and gold and silver ounces and copper pounds in inventory as of June 30, 2025, and March 31, 2025, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	March 31, 2025
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	8,200	16,600	9,800	16,100	400	8,800
Pueblo Viejo	6,100	5,800	7,000	5,800	6,100	5,800
Andacollo	5,100	3,000	5,800	4,500	3,300	1,100
Other	7,100	6,800	11,800	12,800	2,900	2,700
Total	26,500	32,200	34,400	39,200	12,700	18,400

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	March 31, 2025
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	196,900	204,700	332,700	218,200	196,900	204,700
Other(2)	409,600	374,000	361,600	375,000	144,100	108,500
Total	606,500	578,700	694,300	593,200	341,000	313,200

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	March 31, 2025
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	1.4	2.3	2.5	3.4	—	0.9
_______________________________________________
(1) Pueblo Viejo silver purchases for the three months ended June 30, 2025 do not include 165,700 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo stream agreement. Total deferred silver ounces were 2.1 million ounces at June 30, 2025, and the timing for the delivery of this deferred amount is uncertain.
(2) In our 2024 10-K, Khoemacau was reclassified from a principal to a non-principal property and is shown within "Other" in the table above.
Cost of sales, which excludes depreciation, depletion and amortization, was $24.2 million for the three months ended June 30, 2025 and 2024. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra. For further detail on the Mount Milligan Cost Support Agreement refer to our 2024 10-K.
General and administrative costs decreased to $10.3 million for the three months ended June 30, 2025, from $10.5 million for the three months ended June 30, 2024. The decrease compared to the prior year period was primarily due to lower non-cash stock compensation expense.
Depreciation, depletion and amortization decreased to $31.2 million for the three months ended June 30, 2025, from $35.7 million for the three months ended June 30, 2024. The decrease was primarily due to lower stream depletion rates as a result of proven and probable mineral reserve increases by our operators and lower gold sales from Xavantina compared to the prior year period. These decreases were partially offset by higher production at Voisey's Bay and Manh Choh when compared to the prior year period.
Interest and other expense decreased to $1.5 million for the three months ended June 30, 2025, from $2.5 million for the three months ended June 30, 2024. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended

June 30, 2025, there was no outstanding debt compared to average amounts outstanding of $91.5 million at an average all-in borrowing rate of 6.5% for the prior year period.
For the three months ended June 30, 2025, we recorded income tax expense of $10.5 million, compared to $19.0 million for the three months ended June 30, 2024. The income tax expense resulted in an effective tax rate of 7.4% in the current period, compared with 18.9% for the three months ended June 30, 2024. The lower income tax expense for the three months ended June 30, 2025, included a $9.3 million discrete benefit related to a withholding tax refund on a foreign royalty and a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, we recorded net income of $245.8 million, or $3.73 per basic and diluted share, as compared to net income of $128.4 million, or $1.95 per basic and diluted share, for the six months ended June 30, 2024. The increase in net income was primarily attributable to higher revenue and lower tax expense, each discussed below.
For the six months ended June 30, 2025, we recognized total revenue of $403.1 million, comprised of stream revenue of $255.7 million and royalty revenue of $147.4 million at an average gold price of $3,067 per ounce, an average silver price of $32.76 per ounce and an average copper price of $4.28 per pound. This is compared to total revenue of $323.0 million for the six months ended June 30, 2024, comprised of stream revenue of $225.5 million and royalty revenue of $97.5 million, at an average gold price of $2,203 per ounce, an average silver price of $26.07 per ounce and an average copper price of $4.12 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, are as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Six Months Ended			Six Months Ended
		June 30, 2025			June 30, 2024
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$106,463			$87,134
	Gold		28,400	oz.		28,600	oz.
	Copper		4.5	Mlbs.		5.8	Mlbs.
Pueblo Viejo		$54,369			$37,562
	Gold		13,500	oz.		12,000	oz.
	Silver		424,200	oz.		441,200	oz.
Andacollo	Gold	$22,234	7,400	oz.	$22,297	10,200	oz.
Other(3)		$72,607			$78,488
	Gold		16,100	oz.		26,500	oz.
	Silver		751,900	oz.		787,000	oz.
Total stream revenue		$255,673			$225,481

Royalty(2):
Cortez Legacy Zone	Gold	$19,650	59,000	oz.	$24,579	111,300	oz.
Cortez CC Zone	Gold	$11,642	268,700	oz.	$8,959	244,700	oz.
Other(3)	Various	$116,115	N/A		$63,980	N/A
Total royalty revenue		$147,407			$97,518
Total Revenue		$403,080			$322,999
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the six months ended June 30, 2025, and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.

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
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, higher gold production from Peñasquito and Manh Choh, and higher gold sales from Pueblo Viejo. The increase was partially offset by lower gold sales from Xavantina compared to the prior year period.
Gold and silver ounces and copper pounds purchased and sold during the six months ended June 30, 2025, and 2024, and gold and silver ounces and copper pounds in inventory as of June 30, 2025, and December 31, 2024, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	December 31, 2024
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	24,300	28,400	25,100	28,600	400	4,500
Pueblo Viejo	11,900	13,500	12,700	12,000	6,100	7,700
Andacollo	10,600	7,400	10,700	10,200	3,300	—
Other	15,900	16,100	25,600	26,500	2,900	3,300
Total	62,700	65,400	74,100	77,300	12,700	15,500

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	December 31, 2024
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	401,600	424,200	550,900	441,200	196,900	219,400
Other(2)	777,100	751,900	744,700	787,000	144,100	119,000
Total	1,178,700	1,176,100	1,295,600	1,228,200	341,000	338,400

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2025		June 30, 2024		June 30, 2025	December 31, 2024
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.5	4.5	5.8	5.8	—	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the six months ended June 30, 2025 do not include 465,900 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo stream agreement. Total deferred silver ounces were 2.1 million ounces at June 30, 2025, and the timing for the delivery of this deferred amount is uncertain.
(2) In our 2024 10-K, Khoemacau was reclassified from a principal to a non-principal property and is shown within "Other" in the table above.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $48.7 million for the six months ended June 30, 2025, from $45.9 million for the six months ended June 30, 2024. The increase was primarily due to higher gold sales from Pueblo Viejo, partially offset by lower gold sales from Xavantina compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds but only as requested by Centerra. For further detail on the Mount Milligan Cost Support Agreement, refer to our 2024 10-K.
General and administrative costs decreased to $21.3 million for the six months ended June 30, 2025, from $21.9 million for the six months ended June 30, 2024. The decrease was primarily due to lower non-cash stock compensation expense compared to the prior year period.

Depreciation, depletion and amortization decreased to $64.1 million for the six months ended June 30, 2025, from $74.5 million for the six months ended June 30, 2024. The decrease was primarily due to lower stream depletion rates, as a result of proven and probable mineral reserve increases by our operators when compared to the prior year period, lower gold sales from Xavantina and lower gold production from the Cortez Legacy Zone.
Interest and other expense decreased to $2.7 million for the six months ended June 30, 2025, from $7.1 million for the six months ended June 30, 2024. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the six months ended June 30, 2025, there was no outstanding debt , compared to average amounts outstanding of $156 million at an average all-in borrowing rate of 6.5% for the prior year period.
For the six months ended June 30, 2025, we recorded income tax expense of $20.9 million, compared with income tax expense of $46.0 million for the six months ended June 30, 2024. The income tax expense resulted in an effective tax rate of 7.8% in the current period, compared with 26.4% for the six months ended June 30, 2024. The six months ended June 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties. The higher income tax expense for the six months ended June 30, 2024, was primarily attributable to a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
Liquidity and Capital Resources
Overview
At June 30, 2025, we had current assets of $342.0 million compared to current liabilities of $76.1 million, which resulted in working capital of $265.9 million. This compares to current assets of $275.3 million and current liabilities of $85.2 million at December 31, 2024, resulting in working capital of $190.1 million. The increase in working capital was primarily due to an increase in our available cash, which primarily resulted from higher net cash proceeds from our stream and royalty interests, partially offset by $100 million paid for the Warintza stream project, $50 million paid for the additional Xavantina stream and $12.5 million paid for the additional Lawyers-Ranch royalty during the current period.
During the six months ended June 30, 2025, liquidity needs were met from $289.2 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.3 billion of total liquidity at June 30, 2025. As of June 30, 2025, we had no outstanding debt and $1.0 billion available under our revolving credit facility. See below for further developments on our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of June 30, 2025.
We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service and general and administrative expense costs for the foreseeable future. Our current financial resources are also available to fund dividends, for the acquisition of Sandstorm and Horizon and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.
Please refer to our risk factors included in Part 1, Item 1A of our 2024 10-K for a discussion of certain risks that may impact our liquidity and capital resources.
Recent Liquidity Developments
Revolving Credit Facility Developments
On June 26, 2025, we entered into a sixth amendment to our revolving credit facility dated as of June 2, 2017, as amended. The amendment extended the maturity date from June 28, 2028, to June 30, 2030, increased the size of the accordion feature from $250 million to $400 million and revised the leverage ratio required to be less than or equal to 4.00:1.00 for the two fiscal quarters following the consummation of a material permitted acquisition (as defined) and 3.50:1.00 at all other times.
In July 2025, we notified the members of the credit syndication group of our exercise of the accordion feature and received commitments from the group for the full $400 million of increased capacity. On August 5, 2025, we closed on the accordion feature with our credit syndication group, bringing our total committed revolving credit facility to $1.4 billion.
As part of the Kansanshi gold stream acquisition discussed above, we borrowed $825 million under our revolving credit facility. Following the draw as part of the Kansanshi gold stream acquisition, $575 million remains available.
Operating Activities
Net cash provided by operating activities totaled $289.2 million for the six months ended June 30, 2025, compared to $251.8 million for the six months ended June 30, 2024. The increase was primarily due to higher net cash proceeds received from our stream and royalty interests of $66.4 million and lower debt cash interest payments of $6.2 million when compared to the prior year period. This increase was partially offset by cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement and $12.0 million of interest from the repayment of the Khoemacau debt facility in the prior year period.
Investing Activities
Net cash used in investing activities totaled $171.0 million for the six months ended June 30, 2025, compared to $27.3 million for the six months ended June 30, 2024. The period over period change was primarily due to the $100 million payment for the Warintza stream and royalty, the $50 million payment for the acquisition of the additional Xavantina stream, and the $12.5 million payment for the additional Lawyers-Ranch royalty in the current period.
Financing Activities
Net cash used in financing activities totaled $65.4 million for the six months ended June 30, 2025, compared to $254.4 million for the six months ended June 30, 2024. The decrease was primarily due to lower debt repayments when compared to the prior year period. This decrease was partially offset by higher dividend payments compared to the prior year period.
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
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for investments, acquisitions and other transactions; anticipated benefits from investments, acquisitions, and other transactions; receipt and timing of future metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing, and stockholder returns; borrowings and repayments under our revolving credit facility; plans and expectations with respect to the proposed Transactions; the expected timetable for completing the proposed Transactions; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; the risks that a condition to closing of the Sandstorm and Horizon Transactions may not be satisfied, that a party may terminate an arrangement agreement in accordance with the terms of such agreement, or that the closing of the Transactions might be delayed or not occur at all; the ultimate timing, outcome, and results of integrating the operations of Royal Gold, Sandstorm and Horizon; failure to realize the anticipated benefits and synergies from the Transactions in the timeframe expected or at all; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions, or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described in this report and in our other reports filed with the SEC, including our 2024 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
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
During the six months ended June 30, 2025, we reported revenue of $403.1 million, with an average gold price for the period of $3,067 per ounce, an average silver price of $32.76 per ounce, and an average copper price of $4.28 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended June 30, 2025:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	77%	$31.4 million
Silver	12%	$4.7 million
Copper	8%	$3.6 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
PART II.     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
The following risk factors supplement, and should be read in conjunction with, the risk factors included in Part I, Item 1A of our 2024 10-K.
Our indebtedness or difficulties in accessing the commercial debt market could adversely affect our financial condition and impair our ability to operate our business.
Following our payment of the Advance under the Kansanshi precious metals purchase agreement and exercise of the accordion feature under our revolving credit facility, we had $1.4 billion available under our revolving credit facility, $825 million of which was drawn. We anticipate making additional draws under our revolving credit facility to fund the closing of the Sandstorm and Horizon Transactions. Historically, we have used borrowings under our revolving credit facility to finance investments and acquisitions, and we may incur indebtedness for investments, acquisitions or other purposes in future periods.
Our credit facility expires in June 2030. In the future, we may be unable to obtain new financing or refinance indebtedness on acceptable terms or in amounts sufficient for our business objectives. Our ability to obtain financing, our borrowing costs, and the terms of any financings depend, in part, on prevailing market conditions at the time we seek financing, which may vary based on factors such as market interest rates and ancillary fees, acceptable return targets for lenders, changes in strategy among lenders, and lenders’ willingness to provide financing to the mining industry. Weakness in financial markets or economic conditions, or depressed market prices for gold, silver, copper, or other metals, may also increase the interest rates that lenders require us to pay or adversely affect our ability to obtain financing. Further, financial institutions are facing increasingly rigorous regulation, including more stringent capital and leverage requirements, which may decrease their ability or willingness to lend to us in amounts and on terms comparable to our current credit facility, or at all.
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
The issuance of a significant number of shares of Royal Gold common stock and a resulting “market overhang” could adversely affect the market price of shares of Royal Gold common stock after completion of the Sandstorm Transaction.
On completion of the Sandstorm Transaction, a significant number of additional shares of Royal Gold common stock will be issued and available for trading in the public market. The increase in the number of shares of our common stock may lead to sales of such shares or the perception that such sales may occur (commonly referred to as “market overhang”), either of which may adversely affect the market for, and the market price of, shares of our common stock.
The market price of Royal Gold common stock may decline if large amounts of Royal Gold common stock are sold following the completion of the Sandstorm Transaction and may be affected by factors different from those that historically have affected or that are currently affecting the market price of Royal Gold common stock.
The market price of Royal Gold common stock may fluctuate significantly following completion of the Sandstorm Transaction and holders of Royal Gold common stock could lose some or all of the value of their investment. If the Sandstorm Transaction is consummated, Royal Gold will issue shares of Royal Gold common stock to former Sandstorm shareholders. The Sandstorm arrangement agreement contains no restrictions on the ability of former Sandstorm shareholders to sell or otherwise dispose of such shares following completion of the Sandstorm Transaction. Former Sandstorm shareholders may decide not to hold the shares of Royal Gold common stock that they receive in the Sandstorm Transaction, and Royal Gold’s historic stockholders may decide to reduce their investment in Royal Gold as a result of the changes to Royal Gold’s investment profile as a result of the Sandstorm Transaction. These sales of Royal Gold common stock (or the perception that these sales may occur) could have the effect of depressing the market price for Royal Gold common stock. In addition, Royal Gold’s financial position after completion of the Sandstorm Transaction may differ from its financial position before the completion of the Sandstorm Transaction, and the results of Royal Gold’s operations and cash flows after the completion of the Sandstorm Transaction may be affected by factors different from those currently affecting its financial position or results of operations and cash flows, all of which could adversely affect the market price of Royal Gold common stock. Accordingly, the market price and performance of Royal Gold common stock is likely to be different from the performance of Royal Gold common stock prior to the Sandstorm Transaction.
The Sandstorm and Horizon Transactions are subject to a number of conditions which may not be satisfied or waived, may delay the completion of the Transactions and could result in additional expenditures of money and resources.
Each of Royal Gold’s, Sandstorm’s and Horizon’s obligations to consummate the Transactions, as applicable, are subject to the satisfaction (or waiver by Royal Gold, Sandstorm, or Horizon to the extent permissible under applicable laws) of a number of conditions, including, for the Sandstorm Transaction, approvals by Royal Gold’s stockholders and Sandstorm’s shareholders, approvals by the Supreme Court of British Columbia and receipt of certain regulatory clearances and approvals, and, for the Horizon Transaction, approvals by the Supreme Court of British Columbia and receipt of certain regulatory clearances and approvals. Many of the conditions to completion of the Transactions are not within Royal Gold’s control and Royal Gold cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date set out in the Transactions, it is possible that either, or both, of the Transactions may be terminated. In addition, completion of the Transactions may take longer and could cost more than we expect. The requirements for obtaining the required regulatory approvals and clearances could delay the completion of the Transactions for a significant period of time or prevent them from occurring. Any delay in completing the Transactions may adversely affect the synergies and other benefits that Royal Gold expects to achieve if the Transactions and the integration of businesses were to be completed within the expected timeframe.
Royal Gold, Sandstorm and Horizon are expected to incur significant transaction costs in connection with the Transactions, which may be in excess of those anticipated by them.
Royal Gold, Sandstorm and Horizon have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Transactions, combining the operations of the companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Royal

Gold whether or not the Transactions are completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. Royal Gold will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Royal Gold, Sandstorm and Horizon will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions and the integration of the companies’ businesses. While Royal Gold, Sandstorm and Horizon have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.
The combined company may be unable to integrate the businesses of Royal Gold, Sandstorm and Horizon successfully or realize the anticipated benefits of the Transactions.
The Transactions involve the combination of companies that currently operate as independent public companies. The combination of independent businesses is complex, costly and time consuming, and significant management attention and resources will be required to integrate the business practices and operations of Sandstorm and Horizon into Royal Gold. This may divert our focus and resources from other strategic opportunities and/or operational matters during this integration stage. The success and the ability to realize the anticipated benefits of the Transactions will depend upon our ability to effectively manage the integration of Sandstorm and Horizon. Potential difficulties and risks that may accompany the Transactions include the following:
•the inability to successfully combine the business or personnel of Royal Gold, Sandstorm and Horizon in a manner that permits the combined company to achieve, on a timely basis, or at all, the cost savings and other benefits anticipated to result from the Transactions;
•complexities associated with managing and supporting the combined businesses and the expanded operations and portfolio; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Transactions.
The benefits and synergies realized from the Transactions may vary from our expectations.
The combined company may fail to realize the anticipated benefits and synergies expected from the Transactions, which could adversely affect the combined company’s business, financial condition and operating results. For example, no assurances can be given that certain development assets which are expected to be completed in the near to mid-term, including Platreef, MARA and the Hod Maden Project, will begin production on the expected timelines or at all, or that their actual operating performance will meet our expectations. Expected benefits from the Transactions are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, and the ability of processing infrastructure to meet desired throughput rates, among others, and such estimates may prove incorrect.
Significant demands will be placed on the combined company as a result of the Transactions.
As a result of the pursuit and completion of the Transactions, significant demands will be placed on the managerial, operational and financial personnel and systems of the combined company. We cannot provide any assurance that the systems, procedures and controls of the combined company will be adequate to support the expanded portfolio of streaming and royalty interests and other assets and associated increased costs and complexity following and resulting from the Transactions.
The combined company’s interest in the Hod Maden project following closing of the Transactions will subject to the risks associated with the conduct of joint ventures and joint operations.
Horizon has a 30% equity interest in the entity which owns the Hod Maden project, and following closing of the Transactions, the combined company will hold this interest. Horizon is not the operator of the Hod Maden project and Horizon’s interest in the Hod Maden project is subject to the risks normally associated with the conduct of joint ventures or joint operations. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the combined company’s profitability or the viability of its interests held through the joint arrangement, which could have a material adverse impact on the combined company’s future cash flows, earnings, results of operations and financial condition: increases in the capital requirements to develop the Hod Maden project; the inability of the operator to secure sufficient project-level financing for a portion of the development costs for Hod Maden or not being able to obtain such sufficient financing on favorable terms to the combined company or the other joint venture partners; changes in the timing or amount of cash calls to fund the equity portion of the Hod Maden project by the joint venture partners and the ability of the joint venture partners (including the combined company) to fund or finance such cash calls; the ability of the operator to fulfil its role as operator of the Hod Maden project, including social and regulatory licenses to operate; that mining, environmental or operating licenses already issued for the Hod Maden project could be suspended or revoked, or amendments to existing permits be rejected; disagreements with the partners on how to develop and operate the Hod Maden project efficiently; the combined company’s inability to exert influence over certain strategic decisions made in respect of the Hod Maden project; the inability of our operating partners to meet their obligations to the joint operation or third parties; and litigation with our partners regarding joint operation matters. The success of any joint operation will be dependent on the operator for the timing of activities related to the Hod Maden project and the combined company will be largely unable to direct or control the activities of the operator. The combined company will be unable to provide assurance that all decisions of the operator will achieve the expected goals, including the successful development of the Hod Maden project and its transition to commercial production.
Royal Gold stockholders will have reduced ownership in the combined company.
Royal Gold will issue 0.0625 shares of Royal Gold common stock in exchange for each Sandstorm common share held (other than Sandstorm common shares held by Royal Gold or its affiliates or dissenting Sandstorm shareholders), subject to adjustment if applicable, pursuant to the terms of the Sandstorm arrangement agreement. Following the completion of the Sandstorm Transaction, it is anticipated that persons who were stockholders of Royal Gold and shareholders of Sandstorm immediately prior to the Sandstorm Transaction will own approximately 77% and 23% of the combined company, respectively, on a fully diluted basis. As a result, Royal Gold’s current stockholders will have less influence over the combined company as stockholders than they currently have over Royal Gold.
Royal Gold, Sandstorm and Horizon may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Transactions.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisitions, mergers or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Royal Gold’s, Sandstorm’s and Horizon’s respective liquidity and financial condition.
Lawsuits that may be brought against Royal Gold, Sandstorm, Horizon or their respective directors which could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the arrangement agreements already implemented and to otherwise enjoin the parties from consummating the Transactions. In each arrangement agreement, one of the conditions to the closing is that no law (including injunction or judgements) is in effect that makes the Transaction illegal or enjoins or otherwise prohibits Royal Gold, Sandstorm or Horizon, as applicable, from consummating the Transaction. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of a Transaction, that injunction may delay or prevent the Transactions from being completed within the expected timeframe or at all, which may adversely affect Royal Gold’s, Sandstorm’s and Horizon’s respective business, financial position, results of operations and cash flows.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On August 1, 2025, Royal Gold borrowed $825 million under its revolving credit facility to fund a portion of the Advance relating to the Kansanshi precious metals purchase agreement. See “Recent Developments – Kansanshi Gold Stream Acquisition.” On August 5, 2025, Royal Gold and certain of its subsidiaries entered into an incremental joinder to the revolving credit facility, pursuant to which Royal Gold exercised the full $400 million accordion feature under the revolving credit facility, bringing the aggregate commitments under the revolving credit facility to $1.4 billion. The foregoing description of the incremental joinder does not purport to be complete and is qualified in its entirety by reference to the full text of the incremental joinder, a copy of which is filed as Exhibit 10.5 to this report. Following exercise of the accordion feature and the August 1, 2025 borrowings, $575 million remains available under the revolving credit facility.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated July 6, 2025, among Royal Gold, Inc., International Royalty Corporation, and Sandstorm Gold Ltd.	8-K	001-13357	2.1	7/10/2025
2.2	Arrangement Agreement, dated July 6, 2025, among Royal Gold, Inc., International Royalty Corporation, and Horizon Copper Corp.	8-K	001-13357	2.2	7/10/2025
10.1	Amended and Restated Employment Contract, dated April 16, 2025, between RGLD Gold AG and Daniel Breeze.	8-K	001-13357	10.1	4/18/2025
10.2	Royal Gold, Inc. 2025 Incentive Plan.	8-K	001-13357	10.1	5/27/2025
10.3	Sixth Amendment to Revolving Facility Credit Agreement, dated as of June 26, 2025.	8-K	001-13357	10.1	7/1/2025
10.4*	Revolving Facility Credit Agreement (conformed through Sixth Amendment).
10.5*	Incremental Joinder to Revolving Credit Agreement, dated August 5, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 7, 2025
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)