Form 10-Q
period 2025-09-30
ROYAL GOLD INC
filed 2025-11-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,398,063 shares of Royal Gold common stock outstanding as of October 29, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and equivalents	$172,849	$195,498
Royalty receivables	69,701	63,460
Income tax receivable	20,805	1,139
Stream inventory	21,009	12,973
Prepaid expenses and other	3,006	2,217
Total current assets	287,370	275,287
Stream and royalty interests, net (Note 3)	4,102,231	3,042,804
Other assets	75,499	74,039
Total assets	$4,465,100	$3,392,130
LIABILITIES
Accounts payable	$6,047	$10,578
Dividends payable	29,640	29,611
Income tax payable	41,096	23,177
Other current liabilities	22,753	21,785
Total current liabilities	99,536	85,151
Debt (Note 4)	770,195	—
Deferred tax liabilities	131,189	132,308
Mount Milligan deferred liability (Note 5)	25,000	25,000
Other liabilities	22,613	18,465
Total liabilities	1,048,533	260,924
Commitments and contingencies (Note 12)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 65,763,800 and 65,691,151 shares outstanding, respectively	658	657
Additional paid-in capital	2,232,063	2,228,311
Accumulated earnings	1,173,746	889,989
Total Royal Gold stockholders’ equity	3,406,467	3,118,957
Non-controlling interests	10,100	12,249
Total equity	3,416,567	3,131,206
Total liabilities and equity	$4,465,100	$3,392,130
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue (Note 6)	$252,068	$193,837	$655,148	$516,835

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	31,392	27,192	80,077	73,116
General and administrative	10,213	10,102	31,545	32,025
Production taxes	2,418	1,520	6,381	4,550
Depreciation, depletion and amortization	32,903	36,177	97,051	110,689
Acquisition related costs	12,798	—	12,798	—
Total costs and expenses	89,724	74,991	227,852	220,380

Operating income	162,344	118,846	427,296	296,455

Fair value changes in equity securities	—	(425)	(35)	(42)
Interest and other income	6,781	626	11,544	4,410
Interest and other expense	(8,616)	(1,207)	(11,317)	(8,330)
Income before income taxes	160,509	117,840	427,488	292,493

Income tax expense (Note 9)	(28,704)	(21,510)	(49,631)	(67,535)
Net income and comprehensive income	131,805	96,330	377,857	224,958
Net income and comprehensive income attributable to non-controlling interests	(4,981)	(88)	(5,187)	(343)
Net income and comprehensive income attributable to Royal Gold common stockholders	$126,824	$96,242	$372,670	$224,615
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$1.92	$1.46	$5.66	$3.41
Basic weighted average shares outstanding	65,761,896	65,670,381	65,738,696	65,652,934
Diluted earnings per share	$1.92	$1.46	$5.65	$3.41
Diluted weighted average shares outstanding	65,831,341	65,795,014	65,814,682	65,767,668
Cash dividends declared per common share	$0.45	$0.40	$1.35	$1.20
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended September 30, 2025, and 2024
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$1,076,562	$12,017	$3,318,959
Stock-based compensation and related share issuances	3,479	—	2,585	—	—	2,585
Distributions to non-controlling interests	—	—	—	—	(6,898)	(6,898)
Net income and comprehensive income	—	—	—	126,824	4,981	131,805
Dividends declared	—	—	—	(29,640)	—	(29,640)
Other	—	—	(244)	—	—	(244)
Balance at September 30, 2025	65,763,800	$658	$2,232,063	$1,173,746	$10,100	$3,416,567

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2024	65,656,625	$656	$2,225,942	$742,270	$12,325	$2,981,193
Stock-based compensation and related share issuances	32,732	1	(154)	—	—	(153)
Distributions to non-controlling interests	—	—	—	—	(122)	(122)
Net income and comprehensive income	—	—	—	96,242	88	96,330
Dividends declared	—	—	—	(26,320)	—	(26,320)
Balance at September 30, 2024	65,689,357	$657	$2,225,788	$812,192	$12,291	$3,050,928
ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2025, and 2024
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	72,649	1	3,996	—	—	3,997
Distributions to non-controlling interests	—	—	—	—	(7,336)	(7,336)
Net income and comprehensive income	—	—	—	372,670	5,187	377,857
Dividends declared	—	—	—	(88,913)	—	(88,913)
Other	—	—	(244)	—	—	(244)
Balance at September 30, 2025	65,763,800	$658	$2,232,063	$1,173,746	$10,100	$3,416,567

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	57,597	1	4,749	—	—	4,750
Distributions to non-controlling interests	—	—	—	—	(476)	(476)
Net income and comprehensive income	—	—	—	224,615	343	224,958
Dividends declared	—	—	—	(78,945)	—	(78,945)
Balance at September 30, 2024	65,689,357	$657	$2,225,788	$812,192	$12,291	$3,050,928
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income and comprehensive income	$377,857	$224,958
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation, depletion and amortization	97,051	110,689
Non-cash employee stock compensation expense	8,853	9,313
Fair value changes in equity securities	35	42
Deferred tax (benefit) expense	(8,085)	4,908
Other	(4,163)	717
Changes in assets and liabilities:
Royalty receivables	(6,240)	(1,234)
Stream inventory	(8,036)	(1,832)
Income tax receivable	(19,666)	(7,513)
Prepaid expenses and other assets	(1,219)	11,240
Accounts payable	3,719	1,804
Income tax payable	17,919	14,830
Mount Milligan deferred liability	—	25,000
Other liabilities	5,116	(4,472)
Net cash provided by operating activities	$463,141	$388,450

Cash flows from investing activities:
Acquisition of stream and royalty interests	(1,164,483)	(55,683)
Proceeds from Khoemacau debt facility	—	25,000
Proceeds from the sale of inventory - restricted	7,681	—
Other	(161)	(91)
Net cash used in investing activities	$(1,156,963)	$(30,774)

Cash flows from financing activities:
Borrowings from revolving credit facility	825,000	—
Repayment of debt	(50,000)	(250,000)
Net payments from issuance of common stock	(4,856)	(4,564)
Common stock dividends	(88,885)	(78,917)
Distributions to non-controlling interests	(7,336)	(476)
Other	(2,750)	(4)
Net cash provided by (used in) financing activities	$671,173	$(333,961)
Net (decrease) increase in cash and equivalents	(22,649)	23,715
Cash and equivalents at beginning of period	195,498	104,167
Cash and equivalents at end of period	$172,849	$127,882
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2025. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 13, 2025 (“2024 10-K”).
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

2.     STREAM AND ROYALTY ACQUISITIONS
Kansanshi Stream
On August 5, 2025, our wholly owned subsidiary, RGLD Gold AG ("RG AG") entered into a precious metals purchase agreement for gold deliveries referenced to copper production from the Kansanshi copper-gold mine in the North Western Province of Zambia, operated and 80% owned by a subsidiary of First Quantum Minerals Ltd. (“First Quantum”).
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
ii.Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or shows a Net Debt/TTM EBITDA ratio of 1.25x or less, over four consecutive quarters and achieves certain operational conditions, it will have a one-year period to exercise the option and

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
deliver gold worth up to $100 million over a 7-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to a further 10%.
RG AG will pay 20% of the spot gold price for each ounce delivered. Should one of the conditions in Acceleration Option 1 be met, RG AG will pay 35% of the spot gold price for each ounce delivered.
The stream acquisition was accounted for as an asset acquisition and recorded as a producing stage stream interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The acquisition was funded with available cash and a draw of $825.0 million on our revolving credit facility (see Note 4).
Warintza Project Stream and Royalty
On May 21, 2025, RG AG entered into a gold purchase agreement ("Gold Stream Agreement") with Solaris Resources Inc., and a separate net smelter return ("NSR") royalty agreement ("Royalty Agreement") covering all metals with Solaris Resources AG, a wholly owned subsidiary of Solaris Resources, Inc. (collectively, "Solaris") for metals produced from the Warintza Project ("Warintza") located in Southeastern Ecuador. The advance payment for the acquisition totals $200.0 million in cash consideration, including $100.0 million paid upon closing, $50.0 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study for the project, which are expected to be completed in the fourth quarter of 2025, and $50.0 million payable one year after closing, subject to certain conditions including registration of security in Ecuador. The $100.0 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be subject to termination with the full return of the advance payment at the option of RG AG or Solaris if a change of control of Solaris or Warintza occurs, or by RG AG if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement covers approximately 31 square kilometers, and will expand to 186 square kilometers if the termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RG AG received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is subject to termination for any of the events referenced above, the NSR rate will be the rate in place at the time of exercise if the termination is exercised by RG AG, or 0.60% if the termination is exercised by Solaris. The area of interest will reduce to approximately 31 square kilometers if the termination is exercised by RG AG.
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
Additional Xavantina Stream
On March 28, 2025, RG AG entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50.0 million. The Additional Stream is incremental to the existing

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
precious metals purchase agreement between the parties dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
As of September 30, 2025, 50,400 ounces of gold have been delivered under the Base Stream and Additional Stream at a cash purchase price of 20% of the spot gold price for the first 49,000 ounces delivered , and 40% of the spot gold price for each ounce delivered over the 49,000 ounces. When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the current 25% stream rate from 93,000 ounces to 160,000 ounces, with the additional deliveries to be payable at a cash price of 40% of the spot gold price.
The Additional Stream has been accounted for as an asset acquisition. The $50.0 million advance payment, plus direct acquisition costs, have been recorded as an exploration stage stream interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.     STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Kansanshi	$1,000,388	$—	$1,000,388
Mount Milligan	790,635	(480,076)	310,559
Pueblo Viejo	610,404	(315,400)	295,004
Andacollo	388,182	(184,754)	203,428
Khoemacau	265,911	(69,350)	196,561
Rainy River	175,727	(94,146)	81,581
Other	241,830	(163,533)	78,297
Total production stage stream interests	3,473,077	(1,307,259)	2,165,818

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	366,435	(96,350)	270,085
Voisey's Bay	205,724	(129,985)	75,739
Red Chris	116,187	(9,033)	107,154
Peñasquito	99,172	(70,205)	28,967
Other	519,720	(426,680)	93,040
Total production stage royalty interests	1,307,238	(732,253)	574,985
Total production stage stream and royalty interests	4,780,315	(2,039,512)	2,740,803

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	48,126	—	48,126
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	21,133	—	21,133
Total development stage stream and royalty interests	159,385	—	159,385

Exploration stage stream interests:
Warintza	95,252	—	95,252
Xavantina	64,834	—	64,834
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	443,894	—	443,894
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	132,762	—	132,762
Total exploration stage stream and royalty interests	$1,202,043	$—	$1,202,043
Total stream and royalty interests, net	$6,141,743	$(2,039,512)	$4,102,231

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage stream interests:
Mount Milligan	$790,635	$(462,412)	$328,223
Pueblo Viejo	610,404	(308,283)	302,121
Andacollo	388,182	(177,059)	211,123
Khoemacau	265,911	(58,043)	207,868
Rainy River	175,727	(86,307)	89,420
Other	241,830	(154,245)	87,585
Total production stage stream interests	2,472,689	(1,246,349)	1,226,340

Production stage royalty interests:
Cortez (Legacy Zone and CC Zone)	353,850	(81,845)	272,005
Voisey's Bay	205,724	(124,526)	81,198
Red Chris	116,187	(5,966)	110,221
Peñasquito	99,172	(65,372)	33,800
Other	519,491	(418,648)	100,843
Total production stage royalty interests	1,294,424	(696,357)	598,067
Total production stage stream and royalty interests	3,767,113	(1,942,706)	1,824,407

Development stage stream interests:
Ilovica	12,038	—	12,038
Development stage royalty interests:
Cactus	55,128	—	55,128
Back River	42,948	—	42,948
La Fortuna	35,140	—	35,140
Other	21,133	—	21,133
Total development stage stream and royalty interests	166,387	—	166,387

Exploration stage stream interests:
Xavantina	14,792	—	14,792
Exploration stage royalty interests:
Cortez (Legacy Zone and CC Zone)	456,479	—	456,479
Great Bear	209,106	—	209,106
Pascua-Lama	177,690	—	177,690
Red Chris	48,895	—	48,895
Côté	29,610	—	29,610
Other	115,438	—	115,438
Total exploration stage stream and royalty interests	$1,052,010	$—	$1,052,010
Total stream and royalty interests, net	$4,985,510	$(1,942,706)	$3,042,804

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
4.    DEBT
The Company's debt as of September 30, 2025 and December 31, 2024 consists of the following (amounts in thousands):

	As of September 30, 2025			As of December 31, 2024
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs(1)	Total
Revolving credit facility	$775,000	$(4,805)	$770,195	$—	$—	$—
Total debt	$775,000	$(4,805)	$770,195	$—	$—	$—
_______________________________________________
(1)Debt issuance costs of $3.1 million included within Other assets on our consolidated balance sheets.
Revolving credit facility
On June 26, 2025, we entered into a sixth amendment to our revolving credit facility dated June 2, 2017, as amended. The amendment extended the maturity date from June 28, 2028, to June 30, 2030, increased the size of the accordion feature from $250.0 million to $400.0 million and revised the leverage ratio required to be less than or equal to 4.00:1.00 at all times, rather than 4.00:1.00 for only the two fiscal quarters following the consummation of a material permitted acquisition (as defined) and 3.50:1.00 at all other times.
In July 2025, we notified the members of the credit syndication group of our exercise of the accordion feature and received commitments from the group for the full $400.0 million of increased capacity. On August 5, 2025, we closed on the accordion feature with our credit syndication group, bringing our total committed revolving credit facility to $1.4 billion.
On August 1, 2025, we borrowed $825.0 million under our revolving credit facility for the acquisition of the Kansanshi gold stream. Refer to Note 2 for further discussion on the Kansanshi gold stream acquisition. In September 2025, we repaid $50.0 million of the outstanding borrowings.
As of September 30, 2025, we had $775.0 million outstanding and $625.0 million available under our revolving credit facility. Interest expense, which includes interest on outstanding borrowings and amortization of the debt issuance costs, was $8.1 million and $8.7 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of September 30, 2025.
In October 2025, we borrowed $450.0 million under our revolving credit facility for the acquisition of Sandstorm Gold Ltd. and Horizon Copper Corp. (Note 13) and have $175.0 million undrawn and available as of the date of this report.
We may repay borrowings under our revolving credit facility at any time without premium or penalty. The interest rate on borrowings under our credit facility as of September 30, 2025, was SOFR plus 1.10% for an all-in rate of 5.3%.

5.     MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Cost Support Agreement (the "Mount Milligan Cost Support Agreement") with Centerra Gold Inc. ("Centerra") with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future ("Deferred Gold Consideration") and a free cash flow interest.
The value of the cash consideration and free cash flow interest received from Centerra is recorded as a deferred liability in our consolidated balance sheets as of September 30, 2025.
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2024 10-K. For the three months ended September 30, 2025, royalty revenue that was estimated or was attributable to metal production for a period prior to the three months ended September 30, 2025, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 10.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stream revenue:
Gold	$131,950	$100,126	$330,965	$270,000
Silver	22,533	20,026	60,279	51,653
Copper	11,598	12,900	30,510	36,878
Total stream revenue	$166,081	$133,052	$421,754	$358,531
Royalty revenue:
Gold	$64,655	$46,837	$175,681	$117,504
Silver	7,767	3,674	17,684	12,981
Copper	4,794	4,808	17,459	12,077
Other	8,771	5,466	22,570	15,742
Total royalty revenue	$85,987	$60,785	$233,394	$158,304
Total revenue	$252,068	$193,837	$655,148	$516,835
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
	Metal(s)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stream revenue:
Mount Milligan	Gold & Copper	$61,057	$56,570	$167,520	$143,704
Pueblo Viejo	Gold & Silver	28,141	26,585	82,509	64,147
Andacollo	Gold	23,022	9,652	45,255	31,949
Other(1)	Gold & Silver	53,861	40,245	126,470	118,731
Total stream revenue		$166,081	$133,052	$421,754	$358,531
Royalty revenue:
Cortez Legacy Zone	Gold	$6,782	$13,047	$26,432	$41,610
Cortez CC Zone	Gold	10,412	2,739	22,054	7,713
Other(1)	Various	68,793	44,999	184,908	108,981
Total royalty revenue		$85,987	$60,785	$233,394	$158,304
Total revenue		$252,068	$193,837	$655,148	$516,835
______________________________________________
(1)In our 2024 10-K, Khoemacau and Peñasquito were reclassified from principal to non-principal stream and royalty properties, respectively, and are shown within "Other" in the table above.

Please refer to Note 10 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
7.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted stock	$1,609	$1,667	$5,505	$5,562
Performance stock	1,333	1,310	3,348	3,751
Total stock-based compensation expense	$2,942	$2,977	$8,853	$9,313
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	72,120	93,840
Restricted Stock	—	—	50,264	65,850
Total equity awards granted	—	—	122,384	159,690
As of September 30, 2025, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$8,213	1.9
Performance stock	7,430	2.0

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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Royal Gold common stockholders	$126,824	$96,242	$372,670	$224,615
Weighted-average shares for basic EPS	65,761,896	65,670,381	65,738,696	65,652,934
Effect of other dilutive securities	69,445	124,633	75,986	114,734
Weighted-average shares for diluted EPS	65,831,341	65,795,014	65,814,682	65,767,668
Basic EPS	$1.92	$1.46	$5.66	$3.41
Diluted EPS	$1.92	$1.46	$5.65	$3.41

9.     INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income tax expense	$28,704	$21,510	$49,631	$67,535
Effective tax rate	17.9%	18.3%	11.6%	23.1%
The effective tax rate for the nine months ended September 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties. The effective tax rate for the nine months ended September 30, 2024 included a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
H.R. 1., also known as the One Big Beautiful Bill Act, was enacted on July 4, 2025. The Company is currently evaluating the impact of these provisions on our effective tax rate; however, we do not expect a material impact on our effective tax rate in future periods.

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

	As of September 30, 2025			As of December 31, 2024
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
Africa	1,219,873	321	1,220,194	237,028	321	237,349
Canada	392,140	660,631	1,052,771	417,643	659,070	1,076,713
Dominican Republic	295,004	—	295,004	302,122	—	302,122
Chile	203,428	224,116	427,544	211,123	224,116	435,239
United States	—	801,697	801,697	—	827,277	827,277
Mexico	—	28,967	28,967	—	33,800	33,800
Australia	—	18,181	18,181	—	19,265	19,265
Rest of world	227,497	30,376	257,873	85,254	25,785	111,039
Total	$2,337,942	$1,764,289	$4,102,231	$1,253,170	$1,789,634	$3,042,804
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$166,081	$31,392	$—	$21,287	$113,402
Royalty interests	85,987	—	2,418	11,534	72,035
Total	$252,068	$31,392	$2,418	$32,821	$185,437

	Three Months Ended September 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$133,052	$27,192	$—	$26,674	$79,186
Royalty interests	60,785	—	1,520	9,417	49,848
Total	$193,837	$27,192	$1,520	$36,091	$129,034

	Nine Months Ended September 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$421,754	$80,077	$—	$60,910	$280,767
Royalty interests	233,394	—	6,381	35,897	191,116
Total	$655,148	$80,077	$6,381	$96,807	$471,883

	Nine Months Ended September 30, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$358,531	$73,116	$—	$80,199	$205,216
Royalty interests	158,304	—	4,550	30,234	123,520
Total	$516,835	$73,116	$4,550	$110,433	$328,736
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total segment gross profit	$185,437	$129,034	$471,883	$328,736

Costs and expenses
General and administrative expenses	10,213	10,102	31,545	32,025
Depreciation and amortization	82	86	244	256
Acquisition related costs	12,798	—	12,798	—
Operating income	162,344	118,846	427,296	296,455
Fair value changes in equity securities	—	(425)	(35)	(42)
Interest and other income	6,781	626	11,544	4,410
Interest and other expense	(8,616)	(1,207)	(11,317)	(8,330)
Income before income taxes	$160,509	$117,840	$427,488	$292,493
Our revenue by reportable segment for the three and nine months ended September 30, 2025 and 2024, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stream interests:
Canada	$82,364	$66,372	$208,344	$173,737
Dominican Republic	28,140	26,585	82,509	64,147
Africa	27,288	19,973	70,055	59,470
Chile	23,022	9,652	45,255	31,949
Rest of world	5,267	10,470	15,591	29,228
Total stream interests	$166,081	$133,052	$421,754	$358,531

Royalty interests:
United States	$37,080	$34,131	$105,478	$83,484
Mexico	19,957	10,853	54,659	34,509
Canada	14,439	5,269	32,070	13,435
Australia	10,589	7,476	28,362	19,498
Rest of world	3,922	3,056	12,825	7,378
Total royalty interests	$85,987	$60,785	$233,394	$158,304
Total revenue	$252,068	$193,837	$655,148	$516,835

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
As of September 30, 2025 and December 31, 2024, we had financial assets in the form of marketable securities which are measured at fair value on a recurring basis; however, the carrying value of such financial assets is not material.
The carrying value of our revolving credit facility (Note 4) approximates fair value as of September 30, 2025.
As of September 30, 2025, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
12.     COMMITMENTS AND CONTINGENCIES
Warintza Project Stream and Royalty Acquisition
As of September 30, 2025, our conditional funding schedule of $100.0 million related to the acquisition of the Warintza Gold Stream and Royalty Agreements made on May 21, 2025 (Note 2) remains subject to certain conditions.
Ilovica Gold Stream Acquisition
As of September 30, 2025, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

13.     SUBSEQUENT EVENTS
Closing of Sandstorm Gold and Horizon Copper Acquisitions
On October 20, 2025, we closed the previously announced acquisitions to acquire all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm” and the “Sandstorm Transaction”) and Horizon Copper Corp. (“Horizon” and the “Horizon Transaction”). Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and stream interests, on mining projects across various stages of development.
With respect to the Sandstorm Transaction, Royal Gold issued 18.6 million shares of common stock to Sandstorm shareholders and assumed stock options exercisable for 0.7 million shares of common stock to complete the transaction and paid $380.9 million in cash to fully repay the outstanding balance drawn on the Sandstorm credit facility. Upon completion of the Sandstorm Transaction, Royal Gold's outstanding share count increased to 84.4 million shares.
With respect to the Horizon Transaction, Royal Gold paid C$127.1 million in cash consideration to the shareholders of Horizon (excluding Sandstorm) and funded Horizon's purchase of its outstanding warrants for C$40.6 million.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company expects the Sandstorm and Horizon Transactions to qualify as business combinations. As such, approximately $12.8 million of acquisition related costs have been expensed as of September 30, 2025. Due to the close proximity of the acquisition date and the Company's filing of its quarterly report on Form 10-Q for the nine months ended September 30, 2025, the initial accounting for the business combinations is incomplete and we are unable to disclose the information required by Accounting Standards Codification 805, Business Combinations. We anticipate including the relevant disclosures in our Form 10-K for the year ended December 31, 2025.
Mount Milligan Deferred Gold Consideration
On October 3, 2025, we received 11,111 ounces of gold from the Deferred Gold Consideration related to the Mount Milligan Cost Support Agreement, leaving 38,889 gold ounces remaining. Proceeds of $44.2 million from the sale of the 11,111 ounces of gold will be recorded to the Mount Milligan Deferred Liability (Note 5) on our consolidated balance sheets and does not impact revenue.

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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2025, we owned 10 stream interests, which are on 8 producing properties and 2 development stage properties. Stream interests accounted for approximately 66% and 64% of our total revenue for the three and nine months ended September 30, 2025, respectively, and 69% for the three and nine months ended September 30, 2024. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2025, we owned royalty interests on 34 producing properties, 16 development stage properties and 112 exploration stage properties, of which we consider 50 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 34% and 36% of our total revenue for the three and nine months ended September 30, 2025, respectively, and 31% for the three and nine months ended September 30, 2024.
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
For the three and nine months ended September 30, 2025 and 2024, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$3,457	78%	$2,474	76%	$3,201	77%	$2,296	75%
Silver ($/ounce)(1)	$39.40	12%	$29.43	12%	$35.05	12%	$27.22	13%
Copper ($/pound)(2)	$4.44	7%	$4.18	9%	$4.33	7%	$4.14	9%
Other	N/A	3%	N/A	3%	N/A	4%	N/A	3%
______________________________________________
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metals Exchange settlement price for copper.
Recent Developments
Closing of Sandstorm Gold and Horizon Copper Acquisitions
On October 20, 2025, we closed the previously announced acquisitions to acquire all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm” and the “Sandstorm Transaction”) and Horizon Copper Corp. (“Horizon” and the “Horizon Transaction”). Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and stream interests, on mining projects across various stages of development.
With respect to the Sandstorm Transaction, Royal Gold issued 18.6 million shares of common stock to Sandstorm shareholders and assumed stock options exercisable for 0.7 million shares of common stock to complete the transaction and paid $380.9 million in cash to fully repay the outstanding balance drawn on the Sandstorm credit facility. Upon completion of the Sandstorm Transaction, Royal Gold's outstanding share count increased to 84.4 million shares.
With respect to the Horizon Transaction, Royal Gold paid C$127.1 million in cash consideration to the shareholders of Horizon (excluding Sandstorm) and funded Horizon's purchase of its outstanding warrants for C$40.6 million.
Mount Milligan Pre-Feasibility Study ("PFS")
On September 11, 2025, Centerra Gold Inc. (“Centerra”) announced the results of a PFS for Mount Milligan which extends the life of mine (“LOM”) by approximately 10 years to 2045, supported by an optimized mine plan delivering average annual production of 150,000 ounces of gold and 69 million pounds of copper from 2026 to 2042, followed by the processing of low-grade stockpiles from 2043 to 2045. The PFS includes the construction of a second tailings storage facility that is expected to provide the potential for future raises which could add multiple decades of storage capacity beyond the 2045 LOM, and ball mill motor upgrades and flotation cells in 2028 to increase process plant throughput by about 10% to 66,300 tonnes per day and increase recovery by approximately 1%. Centerra reported that recent drilling confirms mineralization remains open to the west of the current resource pit. Centerra continues to advance exploration aimed at expanding the mineral resource and assessing opportunities to extend the mine life beyond the updated plan.
RG AG owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from Mount Milligan (the “Milligan Stream Agreement”). Payable gold is calculated as 97% of contained gold in concentrate. Payable copper is calculated as the greater of 95% or the actual percentage paid to Centerra. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price.
In February 2024, RG AG entered into a Processing Cost Support Agreement (the “Cost Support Agreement”), whereby subject to certain conditions, RG AG agreed to provide cost support payments for gold and copper deliveries under the Milligan Stream Agreement in exchange for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future, and a free cash flow interest in Mount Milligan. Until either 375,000 ounces of gold or 30,000 tonnes of copper have been delivered with a bill of lading date on or after January 1, 2024 (estimated to occur in approximately 2030), RG AG has agreed to provide cost support payments only when the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound. In such case, and only at Centerra’s election, RG AG has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. RG AG may recover any such payments from future cash support payments beginning after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper when metal prices are above $1,600 per ounce of gold and $3.50 per pound of copper. In addition, after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper, RG AG has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 50% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. Finally, following the delivery of 665,000 ounces of gold (estimated to occur in approximately 2036), RG AG has agreed to provide cost support payments, in the case of gold, equal to the lower of either $615 or 66% of the gold spot price less $435 for each ounce of gold delivered, and following the delivery of 60,000 tonnes of copper (estimated to occur in approximately 2036), RG AG has agreed to provide cost support payments, in the case of copper, equal to 51% of the spot copper price for each pound of copper delivered. The Milligan Stream Agreement remains in place and is unaffected by the Cost Support Agreement.
Kansanshi Gold Stream Acquisition
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
ii.Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or shows a Net Debt/TTM EBITDA ratio of 1.25x or less, over four consecutive quarters and achieves certain operational conditions, it will have a one-year period to exercise the option and deliver gold worth up to $100 million over a 7-month period from the date of option exercise and reduce the stream rates and delivery thresholds by up to a further 10%.
RG AG will pay 20% of the spot gold price for each ounce delivered. Should one of the conditions in Acceleration Option 1 be met, RG AG will pay 35% of the spot gold price for each ounce delivered.
The acquisition was funded with available cash and a draw of $825.0 million on our revolving credit facility. Refer to Note 4 of our notes to consolidated financial statements for further discussion of our revolving credit facility.
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
Warintza Project Stream and Royalty
On May 21, 2025, RG AG entered into a gold purchase agreement ("Gold Stream Agreement") with Solaris Resources Inc., and a separate net smelter return ("NSR") royalty agreement ("Royalty Agreement") covering all metals with Solaris Resources AG, a wholly owned subsidiary of Solaris Resources, Inc. (collectively, "Solaris") for metals produced from the Warintza Project ("Warintza") located in Southeastern Ecuador. The advance payment for the acquisition totals $200.0 million in cash consideration, including $100.0 million paid upon closing, $50.0 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study for the project, which are expected to be completed in the fourth quarter of 2025, and $50.0 million payable one year after closing, subject to certain conditions including registration of security in Ecuador. The $100.0 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be subject to termination with the full return of the advance payment at the option of RG AG or Solaris if a change of control of Solaris or Warintza occurs, or by RG AG if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement covers approximately 31 square kilometers, and will expand to 186 square kilometers if the termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RG AG received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is subject to termination for any of the events referenced above, the NSR rate will be the rate in place at the time of exercise if the termination is exercised by RG AG, or 0.60% if the termination is exercised by Solaris. The area of interest will reduce to approximately 31 square kilometers if the termination is exercised by RG AG.
RG AG holds certain rights to participate in any future stream, royalty or similar production-based financing on the Warintza land package.
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
Additional Xavantina Stream
On March 28, 2025, we entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50.0 million. The Additional Stream is incremental to the precious metals purchase agreement dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the 25% stream rate from 93,000 ounces to 160,000 ounces, with deliveries payable at a cash price of 40% of the spot gold price. As of September 30, 2025, 50,400 ounces of gold have been delivered under the Base Stream and Additional Stream at a cash purchase price of 20% of the spot gold price for the first 49,000 ounces delivered , and 40% of the spot gold price for each ounce delivered over the 49,000 ounces.
The purchase price was funded with available cash on hand.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 8,000 ounces for the three months ended September 30, 2025, compared to approximately 5,200 ounces for the three months ended September 30, 2024. Stream deliveries typically occur approximately five months after mine production. Higher deliveries in this period relate to higher grades, recoveries and throughput in the three months ended March 31, 2025, compared to the prior year period when deliveries were impacted by lower production caused by water shortages due to drought conditions. Gold stream deliveries are based on a fixed payability factor of 89%.
In the three months ended September 30, 2025, Teck Resources Limited ("Teck") reported higher copper and gold production compared to the same period last year. According to Teck, the higher copper production was driven by higher grades and recoveries. Gold and copper grades have been generally well correlated at Andacollo. Teck also reported that Andacollo has recovered smoothly from a shutdown of the SAG mill in the quarter ended June 30, 2025.
Teck expects the mine life of Andacollo to continue until 2037, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Kansanshi
We received the first delivery of approximately 2,300 ounces of gold from Kansanshi on October 3, 2025. As previously announced on August 5, 2025, our wholly-owned subsidiary RGLD Gold AG, entered into a precious metals purchase agreement for gold deliveries referenced to copper production from Kansanshi. The first delivery includes production for the month of August starting from the transaction effective date of August 5, 2025.
Deliveries at Kansanshi lag mine production by approximately one month and are expected to be received monthly. We are expecting 2025 stream deliveries of approximately 7,500 ounces, which is lower than our initial expectation of 12,500 ounces solely due to initializing delivery mechanics for the new contract and not a shortfall in production relative to expectations.
On October 28, 2025, First Quantum Minerals Ltd. (“First Quantum”) provided an update on production and the commissioning of the S3 Expansion at the Kansanshi copper-gold mine in Zambia, which is operated and 80% owned by a subsidiary of First Quantum. According to First Quantum, the S3 Expansion project has been delivered and first concentrate was produced in August. First Quantum expects copper production at Kansanshi to increase in the fourth quarter of 2025 and exceed third quarter production driven by a faster than anticipated ramp up of S3 Expansion throughput and recoveries, and 2025 copper production guidance was revised to a narrower range of 175,000 to 185,000 tonnes, from the previous range of 160,000 to 190,000 tonnes.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 14,800 ounces for the three months ended September 30, 2025, compared to approximately 22,100 ounces for the three months ended September 30, 2024. Copper stream deliveries from Mount Milligan were approximately 2.6 million pounds during the three months ended September 30, 2025, compared to approximately 3.9 million pounds during the three months ended September 30, 2024. Deliveries at Mount

Milligan lag mine production by approximately five months. The decrease in deliveries in this period was primarily due to lower grades, recoveries and throughput in the three months ended March 31, 2025, compared to the prior year period. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
Year-to-date production remains in line with the recently announced PFS results, and 2025 full-year gold and copper production is expected to be near the lower end of the guidance ranges of 145,000 to 160,000 ounces of gold and 50 to 60 million pounds of copper.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 8,400 ounces for the three months ended September 30, 2025, compared to approximately 6,000 ounces for the three months ended September 30, 2024. The increase in gold deliveries was primarily due to higher throughput following the throughput optimization projects and higher grades processed driven by mine and stockpile feed sequencing. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 258,700 ounces for the three months ended September 30, 2025, compared to approximately 89,600 ounces for the three months ended September 30, 2024. The increase in silver deliveries was primarily due to higher throughput and recovery. Silver stream deliveries are based on a fixed payability factor of 99.0%.
Gold and silver deliveries are made quarterly and typically occur one to three months after mine production.
On August 11, 2025, Barrick Mining Corporation (“Barrick”) disclosed that the focus of the second half of 2025 is to continue ramping up process plant tonnes while delivering on recovery optimization projects. Barrick further reported that the Pueblo Viejo Mine Life Expansion continues to focus on housing, resettlement and the Naranjo tailings storage facility.
Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 202,200 ounces of gold for the three months ended September 30, 2025, of which 20,600 ounces were attributable to the Legacy Zone, and 181,600 ounces were attributable to the CC Zone, compared to approximately 161,800 ounces of gold for the three months ended September 30, 2024, of which 45,300 ounces were attributable to the Legacy Zone, and 116,500 ounces were attributable to the CC Zone.
On September 16, 2025, Barrick released the results of a preliminary economic assessment ("PEA”) on the Fourmile Project, which is included in Royal Gold’s royalty interests covering the Cortez Complex. According to Barrick, the PEA indicates the potential to achieve average annual gold production levels of approximately 600,000 to 750,000 ounces over a mine life exceeding 25 years. Barrick reported that further exploration is underway and it expects to continue exploration drilling from surface in 2026, and to complete 370 kilometers of surface drilling and 80 kilometers of underground drilling by the end of 2028. Barrick also reported that it plans to have 34 kilometers of underground development in place by 2029, which will set the mine up for initial test stoping shortly thereafter. Royal Gold’s royalty interests over the Fourmile Project are equivalent to an approximate 1.6% gross smelter return royalty rate.
Results of Operations
Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024
For the three months ended September 30, 2025, we recorded net income and comprehensive income attributable to Royal Gold stockholders (“net income”) of $126.8 million, or $1.92 per basic and diluted share, as compared to net income of $96.2 million, or $1.46 per basic and diluted share, for the three months ended September 30, 2024. The increase in net income was primarily attributable to higher revenue offset by acquisition related costs and higher interest expense and income tax expense, each discussed below.
For the three months ended September 30, 2025, we recognized total revenue of $252.1 million, comprised of stream revenue of $166.1 million and royalty revenue of $86.0 million at an average gold price of $3,457 per ounce, an average silver price of $39.40 per ounce and an average copper price of $4.44 per pound. This is compared to total revenue of $193.8 million for the three months ended September 30, 2024, comprised of stream revenue of $133.1 million and royalty revenue of $60.8 million, at an average gold price of $2,474 per ounce, an average silver price of $29.43 per ounce and an average copper price of $4.18 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, were as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2025			September 30, 2024
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$61,057			$56,570
	Gold		14,400	oz.		17,600	oz.
	Copper		2.6	Mlbs.		3.1	Mlbs.
Pueblo Viejo		$28,141			$26,585
	Gold		6,100	oz.		7,000	oz.
	Silver		196,900	oz.		332,700	oz.
Andacollo	Gold	$23,022	6,800	oz.	$9,652	4,000	oz.
Other(3)		$53,861			$40,245
	Gold		11,300	oz.		12,100	oz.
	Silver		397,600	oz.		355,500	oz.
Total stream revenue		$166,081			$133,052
		.
Royalty(2):
Cortez Legacy Zone	Gold	$6,782	20,600	oz.	$13,047	45,300	oz.
Cortez CC Zone	Gold	$10,412	181,600	oz.	$2,739	116,500	oz.
Other(3)	Various	$68,793	N/A		$44,999	N/A
Total royalty revenue		$85,987			$60,785
Total Revenue		$252,068			$193,837
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended September 30, 2025, and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
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
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices compared to the prior period. Higher gold sales at Andacollo and Rainy River (included within "Other" stream revenue in the table above) and higher production from Peñasquito (included within "Other" royalty revenue in the table above) also contributed to the increase. These increases were partially offset by lower gold sales from Xavantina (included within "Other" stream revenue in the table above) when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2025 and 2024, and gold and silver ounces and copper pounds in inventory as of September 30, 2025, and June 30, 2025, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	June 30, 2025
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	14,800	14,400	22,100	17,600	800	400
Pueblo Viejo	8,400	6,100	6,000	7,000	8,400	6,100
Andacollo	8,000	6,800	5,200	4,000	4,400	3,300
Other	13,700	11,300	12,400	12,100	5,400	2,900
Total	44,900	38,600	45,700	40,700	19,000	12,700

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	June 30, 2025
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	258,700	196,900	89,600	332,700	258,700	196,900
Other(2)	374,100	397,600	367,100	355,500	120,500	144,100
Total	632,800	594,500	456,700	688,200	379,200	341,000

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	June 30, 2025
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.6	2.6	3.9	3.1	—	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the three months ended September 30, 2025 do not include 151,000 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo stream agreement. Total deferred silver ounces were 2.3 million ounces at September 30, 2025, and the timing for the delivery of this deferred amount is uncertain.
(2) In our 2024 10-K, Khoemacau was reclassified from a principal to a non-principal property and is shown within "Other" in the table above.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $31.4 million for the three months ended September 30, 2025, from $27.2 million for the three months ended September 30, 2024. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), higher gold sales at Andacollo and Rainy River, and higher silver sales at Khoemacau. These increases were partially offset by lower gold sales at Xavantina when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra. For further detail on the Mount Milligan Cost Support Agreement refer to our 2024 10-K.
General and administrative costs increased to $10.2 million for the three months ended September 30, 2025, from $10.1 million for the three months ended September 30, 2024. The increase compared to the prior year period was primarily due to higher corporate costs.
For the three months ended September 30, 2025, there were $12.8 million of acquisition related costs related to the Sandstorm and Horizon acquisitions.
Depreciation, depletion and amortization decreased to $32.9 million for the three months ended September 30, 2025, from $36.2 million for the three months ended September 30, 2024. The decrease was primarily due to lower stream depletion rates as a result of proven and probable mineral reserve increases by our operators and lower gold sales from Xavantina compared to the prior year period. These decreases were partially offset by higher production at Voisey's Bay when compared to the prior year period.
Interest and other income increased to $6.8 million for the three months ended September 30, 2025, from $0.6 million for the three months ended September 30, 2024. The increase was primarily due to a $4.9 million gain on the sale of restricted inventory from a non-controlling interest partner.
Interest and other expense increased to $8.6 million for the three months ended September 30, 2025, from $1.2 million for the three months ended September 30, 2024. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended September 30, 2025, amounts outstanding under our revolving credit facility averaged $534.5 million at an average all-in borrowing rate of 5.7% compared to average amounts outstanding of $13.9 million at an average all-in borrowing rate of 6.5% for the prior year period.
For the three months ended September 30, 2025, we recorded income tax expense of $28.7 million, compared to $21.5 million for the three months ended September 30, 2024. The income tax expense resulted in an effective tax rate of 17.9% in the current period, compared with 18.3% for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, we recorded net income of $372.7 million, or $5.66 per basic share and $5.65 per diluted share, as compared to net income of $224.6 million, or $3.41 per basic and diluted share, for the nine months ended September 30, 2024. The increase in net income was primarily attributable to higher revenue and lower tax expense offset by acquisition related costs, each discussed below.
For the nine months ended September 30, 2025, we recognized total revenue of $655.1 million, comprised of stream revenue of $421.7 million and royalty revenue of $233.4 million at an average gold price of $3,201 per ounce, an average silver price of $35.05 per ounce and an average copper price of $4.33 per pound. This is compared to total revenue of $516.8 million for the nine months ended September 30, 2024, comprised of stream revenue of $358.5 million and royalty revenue of $158.3 million, at an average gold price of $2,296 per ounce, an average silver price of $27.22 per ounce and an average copper price of $4.14 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Nine Months Ended			Nine Months Ended
		September 30, 2025			September 30, 2024
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$167,520			$143,704
	Gold		42,800	oz.		46,200	oz.
	Copper		7.2	Mlbs.		9.0	Mlbs.
Pueblo Viejo		$82,509			$64,147
	Gold		19,700	oz.		18,900	oz.
	Silver		621,000	oz.		773,900	oz.
Andacollo	Gold	$45,255	14,200	oz.	$31,949	14,100	oz.
Other(3)		$126,470			$118,731
	Gold		27,400	oz.		38,800	oz.
	Silver		1.1	Moz.		1.1	Moz.
Total stream revenue		$421,754			$358,531

Royalty(2):
Cortez Legacy Zone	Gold	$26,432	79,600	oz.	$41,610	157,100	oz.
Cortez CC Zone	Gold	$22,054	450,300	oz.	$7,713	361,200	oz.
Other(3)	Various	$184,908	N/A		$108,981	N/A
Total royalty revenue		$233,394			$158,304
Total Revenue		$655,148			$516,835
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the nine months ended September 30, 2025, and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 6 to the notes to consolidated financial statements.
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
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, higher production from Peñasquito and Manh Choh, La Ronde and Voisey's Bay (each included in "Other" royalty revenue in the above table). The increase was partially offset by lower gold sales from Xavantina (included in "Other" stream revenue in the above table) compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended September 30, 2025, and 2024, and gold and silver ounces and copper pounds in inventory as of September 30, 2025, and December 31, 2024, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	December 31, 2024
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	39,100	42,800	47,100	46,200	800	4,500
Pueblo Viejo	20,300	19,700	18,700	18,900	8,400	7,700
Andacollo	18,600	14,200	15,900	14,100	4,400	—
Other	29,600	27,400	38,100	38,800	5,400	3,300
Total	107,600	104,100	119,800	118,000	19,000	15,500

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	December 31, 2024
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	660,300	621,000	640,500	773,900	258,700	219,400
Other(2)	1,151,100	1,149,500	1,111,900	1,142,600	120,500	119,000
Total	1,811,400	1,770,500	1,752,400	1,916,500	379,200	338,400

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2025		September 30, 2024		September 30, 2025	December 31, 2024
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	7.2	7.2	9.8	9.0	—	—
_______________________________________________
(1) Pueblo Viejo silver purchases for the nine months ended September 30, 2025 do not include 616,900 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo stream agreement. Total deferred silver ounces were 2.3 million ounces at September 30, 2025, and the timing for the delivery of this deferred amount is uncertain.
(2) In our 2024 10-K, Khoemacau was reclassified from a principal to a non-principal property and is shown within "Other" in the table above.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $80.1 million for the nine months ended September 30, 2025, from $73.1 million for the nine months ended September 30, 2024. The increase was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan) and higher gold sales from Pueblo Viejo and Rainy River, partially offset by lower gold sales from Xavantina compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds but only as requested by Centerra. For further detail on the Mount Milligan Cost Support Agreement, refer to our 2024 10-K.
General and administrative costs decreased to $31.5 million for the nine months ended September 30, 2025, from $32.0 million for the nine months ended September 30, 2024. The decrease was primarily due to lower non-cash stock compensation expense compared to the prior year period.
For the nine months ended September 30, 2025, there were $12.8 million of acquisition related costs related to the Sandstorm and Horizon acquisitions.
Depreciation, depletion and amortization decreased to $97.1 million for the nine months ended September 30, 2025, from $110.7 million for the nine months ended September 30, 2024. The decrease was primarily due to lower stream depletion rates, as a result of proven and probable mineral reserve increases by our operators when compared to the prior year period, lower gold sales from Xavantina and lower gold production from Dolores. These decreases were partially offset by higher production at Peñasquito and Voisey's Bay when compared to the prior year period.
Interest and other income increased to $11.5 million for the nine months ended September 30, 2025, from $4.4 million for the nine months ended September 30, 2024. The increase was primarily due to a $4.9 million gain on the sale of restricted inventory from a non-controlling interest partner.
Interest and other expense increased to $11.3 million for the nine months ended September 30, 2025, from $8.3 million for the nine months ended September 30, 2024. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the nine months ended September 30, 2025, amounts outstanding under our revolving credit facility averaged $180.1 million at an average all-in borrowing rate of 5.7%, compared to average amounts outstanding of $108.6 million at an average all-in borrowing rate of 6.5% for the prior year period.
For the nine months ended September 30, 2025, we recorded income tax expense of $49.6 million, compared with income tax expense of $67.5 million for the nine months ended September 30, 2024. The income tax expense resulted in an effective tax rate of 11.6% in the current period, compared with 23.1% for the nine months ended September 30, 2024. The nine months ended September 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties. The higher income tax expense for the nine months ended September 30, 2024, was primarily attributable to a $13.0 million discrete income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
Liquidity and Capital Resources
Overview
At September 30, 2025, we had current assets of $287.4 million compared to current liabilities of $99.5 million, which resulted in working capital of $187.9 million. This compares to current assets of $275.3 million and current liabilities of $85.2 million at December 31, 2024, resulting in working capital of $190.1 million. The decrease in working capital was primarily due to $1.2 billion paid for additional stream and royalty interests (see Note 2 in the notes to consolidated financial statements) during the nine months ended September 30, 2025, partially offset by cash received from borrowing $825.0 million under our revolving credit facility and higher net cash proceeds from our stream and royalty interests in the current period.
During the nine months ended September 30, 2025, liquidity needs were met from $463.1 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $812.9 million of total liquidity at September 30, 2025. As of September 30, 2025, we had $775.0 million outstanding debt and $625.0 million available under our revolving credit facility. See below for further developments on our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2025.
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
Please refer to our risk factors included in Part 2, Item 1A and Part 1, Item 1A of our 2024 10-K for a discussion of certain risks that may impact our liquidity and capital resources.

Recent Liquidity and Capital Resources Developments
Share Issuance
On October 20, 2025, Royal Gold issued 18.6 million shares of common stock as a result of the Sandstorm Transaction. Upon completion of the Sandstorm Transaction, Royal Gold's outstanding share count increased to approximately 84.4 million shares.
Revolving Credit Facility Developments
On June 26, 2025, we entered into a sixth amendment to our revolving credit facility dated as of June 2, 2017, as amended. The amendment extended the maturity date from June 28, 2028, to June 30, 2030, increased the size of the accordion feature from $250.0 million to $400.0 million and revised the leverage ratio required to be less than or equal to 4.00:1.00 for the two fiscal quarters following the consummation of a material permitted acquisition (as defined) and 3.50:1.00 at all other times.
In July 2025, we notified the members of the credit syndication group of our exercise of the accordion feature and received commitments from the group for the full $400.0 million of increased capacity. On August 5, 2025, we closed on the accordion feature with our credit syndication group, bringing our total committed revolving credit facility to $1.4 billion.
As part of the Kansanshi gold stream acquisition discussed above, we borrowed $825.0 million under our revolving credit facility. In September 2025, we repaid $50.0 million of the outstanding borrowings.
In October 2025, we borrowed $450.0 million under our revolving credit facility for the acquisition of Sandstorm and Horizon and have $175.0 million available.
Operating Activities
Net cash provided by operating activities totaled $463.1 million for the nine months ended September 30, 2025, compared to $388.5 million for the nine months ended September 30, 2024. The increase was primarily due to higher net cash proceeds received from our stream and royalty interests of $116.9 million and higher general and administrative payments of $5.4 million offset by lower income tax payments of $4.8 million when compared to the prior year period. This increase was partially offset by cash proceeds of $24.5 million received for the Mount Milligan Cost Support Agreement and $12.0 million of interest from the repayment of the Khoemacau debt facility in the prior year period.
Investing Activities
Net cash used in investing activities totaled $1.2 billion for the nine months ended September 30, 2025, compared to $30.8 million for the nine months ended September 30, 2024. The increase was primarily due to the $1.0 billion payment for the Kansanshi stream, $100.0 million payment for the Warintza stream and royalty, the $50.0 million payment for the acquisition of the additional Xavantina stream, and the $12.5 million payment for the additional Lawyers-Ranch royalty in the current period, partially offset by the $51.0 million payment for the Back River royalties in the prior year period. The net cash used in investing was reduced in the prior year period for the $25.0 million principal repayment of the Khoemacau debt facility.
Financing Activities
Net cash provided by financing activities totaled $671.2 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $334.0 million for the nine months ended September 30, 2024. The period over period change was primarily due to borrowing $825.0 million on our revolving credit facility in the current period and lower debt repayments, higher dividend payments, and higher distributions to non-controlling interests when compared to the prior year period.
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
Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for investments, acquisitions and other transactions; anticipated benefits from investments, acquisitions, and other transactions; receipt and timing of future metal deliveries, including deferred amounts at Pueblo Viejo; the timing and amount of future benefits and obligations in connection with the Mount Milligan Cost Support Agreement; anticipated liquidity, capital resources, financing, and stockholder returns; borrowings and repayments under our revolving credit facility; expected benefits from the Transactions; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; the ultimate timing, outcome, and results of integrating the operations of Royal Gold, Sandstorm and Horizon; failure to realize the anticipated benefits from the Transactions in the timeframe expected or at all; risks associated with joint arrangement interests acquired as part of the Transactions; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions, or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described in this report and in our other reports filed with the SEC, including our 2024 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
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
During the nine months ended September 30, 2025, we reported revenue of $655.1 million, with an average gold price for the period of $3,201 per ounce, an average silver price of $35.05 per ounce, and an average copper price of $4.33 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended September 30, 2025:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	77%	$51.3 million
Silver	12%	$7.6 million
Copper	7%	$5.4 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Following the closing of the Sandstorm and Horizon Transactions (collectively the "Transactions") on October 20, 2025, we had $1.225 billion drawn on our $1.4 billion revolving credit facility. Historically, we have used borrowings under our revolving credit facility to finance investments and acquisitions, and we may incur indebtedness for investments, acquisitions or other purposes in future periods.
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
The Transactions expanded our portfolio of interests and operational complexity, and difficulties with integration could adversely affect our results and the expected benefits of the Transactions.
The Transactions expanded our portfolio of royalty, stream and similar interests and increased the scale and complexity of our operations. Significant managerial attention and operational and financial resources will be required to integrate the stream, royalty and similar interests of Sandstorm and Horizon into Royal Gold. This may divert our focus and resources from other strategic opportunities and/or operational matters during this integration stage. Our ability to realize the anticipated benefits of the Transactions will depend in part upon our ability to effectively manage the integration of Sandstorm and Horizon. Potential difficulties and risks that may accompany the integration of Sandstorm and Horizon include, among others, complexities associated with managing and supporting our expanded operations and portfolio, increased compliance obligations, potential unknown liabilities assumed in the Transactions, and unforeseen increased expenses.
The benefits realized from the Transactions may vary from our expectations.
We may fail to realize the anticipated benefits expected from the Transactions, which could adversely affect our business, financial condition and operating results. For example, no assurances can be given that certain development assets which are expected to be developed or completed in the near to mid-term, including the Platreef, MARA and Hod Maden projects, will begin construction or production on the expected timelines or at all, or that their actual operating performance will meet our expectations. Expected benefits from the Transactions are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, and the ability of processing infrastructure to meet desired throughput rates, among others, and such estimates may prove incorrect.

Our interest in the Hod Maden project subjects us to the risks associated with the conduct of joint ventures and joint operations.
Following the closing of the Transactions, we hold a 30% equity interest in the entity which owns the Hod Maden project. We are not the operator of the Hod Maden project and our interest in the Hod Maden project is subject to the risks normally associated with the conduct of joint ventures or joint operations. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the viability of our interests held through the joint arrangement: increases in the capital requirements to develop the Hod Maden project; the inability of the operator to secure sufficient financing for a portion of the development costs for Hod Maden or not being able to obtain such sufficient financing on favorable terms to us or the other parties to the joint arrangement; changes in the timing or amount of cash calls to fund the equity portion of the Hod Maden project by the parties to the joint arrangement and the ability of the parties to the joint arrangement (including us) to fund or finance such cash calls; the ability of the operator to fulfil its role as operator of the Hod Maden project, including acquisition or maintenance of social and regulatory licenses to operate; that mining, environmental or operating licenses already issued for the Hod Maden project could be suspended or revoked, or amendments to existing permits could be rejected; disagreements with the other parties to the joint arrangement on how to develop and operate the Hod Maden project efficiently; our inability to exert influence over certain strategic decisions made in respect of the Hod Maden project; the inability of the other parties to the joint arrangement to meet their obligations to the joint arrangement or third parties; and potential litigation with the other parties to the joint arrangement regarding joint arrangement matters. The success of any joint arrangement will be dependent on the operator for the timing of activities related to the Hod Maden project and we will be largely unable to direct or control the activities of the operator. We are unable to provide assurance that all decisions of the operator will achieve the expected goals, including the successful development of the Hod Maden project and its transition to commercial production.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement, dated July 6, 2025, among Royal Gold, Inc., International Royalty Corporation, and Sandstorm Gold Ltd.	8-K	001-13357	2.1	7/10/2025
2.2	Arrangement Agreement, dated July 6, 2025, among Royal Gold, Inc., International Royalty Corporation, and Horizon Copper Corp.	8-K	001-13357	2.2	7/10/2025
10.1	Incremental Joinder to Revolving Credit Agreement, dated August 5, 2025.	10-Q	001-13357	10.5	8/7/2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 6, 2025
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)