Form 10-K
period 2025-12-31
ROYAL GOLD INC
filed 2026-02-19
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Royal Gold common stock held by non-affiliates of the registrant, based on the closing sale price of Royal Gold common stock on June 30, 2025, as reported on the Nasdaq Global Select Market was $11.7 billion.
There were 84,810,098 shares of Royal Gold common stock outstanding as of February 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K is incorporated by reference from portions of Royal Gold’s definitive proxy statement relating to its 2026 annual meeting of stockholders to be filed within 120 days after December 31, 2025.

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
Royal Gold does not own, develop, or mine the properties on which it holds stream or royalty interests (except for the joint venture interest in Hod Maden). Certain information provided in this report about operating properties in which we hold interests, including information about historical production, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the Securities and Exchange Commission (the “SEC”). Royal Gold has not verified, and is not in a position to verify, and expressly disclaims any responsibility for the accuracy, completeness, or fairness of, this third-party information and refers the reader to the public disclosure of the operators for information regarding those properties.
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
As discussed in further detail throughout this report, some key business highlights and developments for the year ended December 31, 2025 were as follows:
•We had record revenue of $1.0 billion for the year ended December 31, 2025, compared to $719.4 million for the comparable prior year period, representing a 43% increase.
•We generated a record $704.8 million of net operating cash flow for the year ended December 31, 2025, compared to $529.5 million for the comparable prior year period, representing a 33% increase.
•We increased our calendar year dividend to $1.90 per basic share, which is paid in quarterly installments throughout calendar year 2026. This represents a 6% increase compared with the dividend paid during calendar year 2025.
•We extended the maturity of our revolving credit facility to June 30, 2030, increased the accordion feature from $250 million to $400 million and ultimately exercised the accordion feature, increasing the total credit facility amount to $1.4 billion.
•We acquired all the issued and outstanding common shares of Sandstorm Gold Ltd. and Horizon Copper Corp for $4.148 billion.

•We made an advance payment of $1.0 billion for a gold stream on the Kansanshi copper-gold mine in the North Western Province of Zambia.
•We acquired a gold stream and net smelter return royalty for total cash consideration of $200.0 million on the Warintza project located in Southeastern Ecuador.
Certain Definitions
Development stage property: A property that has mineral reserves disclosed but no material extraction.
Dollar or “$”: Refers to U.S. dollars. We refer to Canadian dollars as C$.
EMEA: Europe, the Middle East and Africa.
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

Indicated mineral resource: That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in Subpart 1300 of Regulation S-K (“S-K 1300”), in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
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
LME Price: The London Metal Exchange settlement price for copper and other metals, as applicable.
Measured mineral resource: That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
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
Net profits interest (NPI) royalty: A defined percentage of profits less certain contract-defined expenses.
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
Our Operational Information
We manage our business under two reportable segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2025, we owned stream interests relating to 18 production stage properties and 5 development stage properties. Stream interests accounted for 67% of our total revenue for each of the years ended December 31, 2025 and 2024. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2025, we owned royalty interests relating to 63 production stage properties, 24 development stage properties and 254 exploration stage properties, of which we consider 76 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for reserves. Royalty interests accounted for 33% of our total revenue for each of the years ended December 31, 2025 and 2024.

Our long-lived assets (stream and royalty interests, net) for the years ended December 31, 2025 and 2024 are geographically distributed, and the book values are shown in the following table (amounts are in thousands):

	As of December 31, 2025			As of December 31, 2024
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
North America	$1,214,810	$1,834,921	$3,049,731	$719,765	$1,520,147	$2,239,912
South and Central America	1,045,620	1,846,211	2,891,831	284,340	249,901	534,241
EMEA	2,270,717	309,467	2,580,184	249,065	321	249,386
Australia Pacific	13,595	48,534	62,129	—	19,265	19,265
Total (1)	$4,544,742	$4,039,133	$8,583,875	$1,253,170	$1,789,634	$3,042,804
_______________________________________________________
(1)Includes the carrying value of all stream and royalty interests acquired during the years ended December 31, 2025 and 2024.
Our reportable segments for purposes of assessing performance for the years ended December 31, 2025, 2024 and 2023, respectively, are shown below (amounts are in thousands):

	Year Ended December 31, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
North America	$440,738	$85,608	$—	$54,280	$300,850
EMEA	137,281	25,835	—	40,531	70,915
South and Central America	107,444	19,483	—	17,038	70,923
Australia Pacific	1,009	—	—	1,009	—
Total stream interests	686,472	130,926	—	112,858	442,688
Royalty interests
North America	$263,332	$—	$8,605	$45,811	$208,916
Australia Pacific	40,349	—	—	1,361	38,988
South and Central America	38,119	—	—	15,389	22,730
EMEA	2,199	—	—	1,191	1,008
Total royalty interests	343,999	—	8,605	63,752	271,642
Total	$1,030,471	$130,926	$8,605	$176,610	$714,330

	Year Ended December 31, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit(3)
Stream interests
North America	$314,860	$66,882	$—	$52,684	$195,294
South and Central America	86,302	14,562	—	22,615	49,125
EMEA	82,132	16,070	—	27,501	38,561
Australia Pacific	—	—	—	—	—
Total stream interests	483,294	97,514	—	102,800	282,980
Royalty interests
North America	$192,999	$—	$6,622	$38,408	$147,969
Australia Pacific	28,966	—	—	2,023	26,943
South and Central America	14,136	—	—	854	13,282
EMEA	—	—	—	—	—
Total royalty interests	236,101	—	6,622	41,285	188,194
Total	$719,395	$97,514	$6,622	$144,085	$471,174

	Year Ended December 31, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion (2)	Segment gross profit(3)
Stream interests
North America	$273,208	$63,963	$—	$60,376	$148,869
South and Central America	74,315	12,241	—	25,552	36,522
EMEA	70,757	14,319	—	35,193	21,245
Australia Pacific	—	—	—	—	—
Total stream interests	418,280	90,523	—	121,121	206,636
Royalty interests
North America	$162,155	$—	$7,294	$42,553	$112,308
Australia Pacific	19,011	—	—	832	18,179
South and Central America	5,736	—	—	—	5,736
EMEA	535	—	—	—	535
Total royalty interests	187,437	—	7,294	43,385	136,758
Total	$605,717	$90,523	$7,294	$164,506	$343,394
_______________________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
(3)Refer to Note 18 of our notes to consolidated financial statements for a reconciliation of total segment gross profit to consolidated income before income taxes.
Our financial results are primarily tied to the price of gold and, to a lesser extent, the prices of silver and copper, together with the amounts of production from our production stage stream and royalty interests. During the year ended December 31, 2025, we derived approximately 90% of our revenue from precious metals (including 78% from gold and 12% from silver), 7% from copper, and 3% from other minerals. The prices of gold, silver, copper, and other metals have fluctuated widely in recent years. The marketability and the price of metals are influenced by numerous factors beyond our control. Significant declines in the prices of gold, silver, or copper could have a material adverse effect on our results of operations and financial condition.

Competition
The mining industry in general, and stream and royalty sectors in particular, are very competitive. We compete with other stream and royalty companies, mine operators, and financial buyers in efforts to acquire existing stream and royalty interests. We also compete with lenders, equity investors, and stream and royalty companies providing financing to operators of mineral properties in our efforts to create new stream and royalty interests. Our competitors may be larger than we are and may have greater resources and access to capital than we have. Key competitive factors in the stream and royalty acquisition and financing business include the ability to identify and evaluate potential opportunities, transaction structure and consideration, and access to capital.
Regulation
Operators of the mines that are subject to our stream and royalty interests must comply with numerous environmental, mine safety, land use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Zambia and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.
Human Capital Resources
Employees
We currently have 39 employees that work out of our offices in Denver, Colorado, Lucerne, Switzerland, Vancouver, Canada, and Toronto, Canada. Our employees are not subject to a labor contract or collective bargaining agreement.
Human Capital Management Strategy
The continued growth and success of our business depends on our people, and our people are one of our most important resources. Management is responsible for ensuring that our policies and practices support our desired corporate culture and employee development. Our human capital management strategy is built on attracting the best talent and developing and retaining talent. We have benefited from a very low voluntary turnover rate, with many of the current staff still with the Company after 10 years of employment.
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
Market prices for gold, silver, copper and other metals fluctuate widely over time and are affected by numerous factors beyond our control. These factors include metal supply and demand, industrial and jewelry fabrication, investment demand, central banking actions, inflation and interest rates, currency values, forward sales by metal producers, and legal, political, social, trade, economic and banking conditions.
Our revenue is directly tied to metal prices and is particularly sensitive to changes in the price of gold, as we derive most of our revenue from gold stream and royalty interests. Under our stream agreements, we purchase metal at a fixed price or a stated percentage of the market price and then sell the metal in the open market. If market prices decline, our revenue and cash flow from metal sales could also decline. A market price decline could also adversely affect our revenue from certain sliding-scale royalty agreements, under which price decreases below specified thresholds result in lower royalty rates. In addition, revenue under some of our royalty agreements is based on the proceeds of operator’s concentrate offtake sales to smelters which are determined provisionally at the time of sale, but may be adversely affected by offtake sales price adjustments that are made based on changes in metals prices between the date an operator provisionally sells concentrate to its offtake customer and the date the sale of concentrate is finally settled between the operator and its customer (typically a period of three to five months). These price adjustments can result in a negative adjustment to our revenue booked in the period during which the provisional sale occurs if metal prices are lower on final sale than they were on provisional sale.
Metal price declines could cause an operator to reduce, suspend or terminate production or development at a project, which could decrease or delay our future revenue or revenue expectations from the project. Also, many of our stream and royalty interests relate to metals that are not the primary metal produced at a project, and an operator’s production and development decisions affecting our interests may be influenced by changes in the price of the primary metal in which we hold no interest. These production or development decisions could prevent us from recovering our investment in a project or result in an impairment to the value of our investment.
We own non-operating interests in mining properties and cannot ensure properties are developed or operated in our best interests.
Our revenue is derived from stream and royalty interests in properties owned and operated by third parties. In general, we have no decision-making authority regarding the development or operation of the mineral properties underlying our stream and royalty interests. Operators make all or substantially all development and operating decisions, including decisions about permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, temporary or permanent suspension of operations, estimates of mineral resources and mineral reserves, and the marketing of products from the property. The operators of the properties in which we hold stream and royalty interests may make decisions that are adverse to our interests, and in some cases, the impact of our stream and royalty interests on operator economics may heighten the risk that operators make development or operating decisions adverse to our interests. For example, the cost of servicing the burden of our stream or royalty interest may deter operators from seeking to replace current mineral reserves as they are consumed, identify new mineral resources, or invest in improving production. Operators may also decide to prioritize exploration, development and extraction of minerals that are not subject to our stream or royalty interests or are outside the areas of interest subject to our stream and royalty interests.
The operators of the projects in which we hold stream and royalty interests may from time to time announce transactions, including the sale or transfer of the projects or of the operator itself, over which we have little or no control. If such transactions are completed, it may result in a new operator controlling the project, who may not have comparable skills to, and whose interests may differ from, the operator in place at the time of our acquisition, any of which could adversely affect our interests.
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
Our stream and royalty agreements provide us with limited access and information rights concerning the properties in which we hold stream or royalty interests. Operators generally provide us with limited information on mine production relating to the properties that are subject to our interests. Our access to additional property information depends upon the terms of the contracts that underlie our stream and royalty interests, which terms vary significantly among properties. In circumstances where we do receive additional property information, we do not have access to drilling, metallurgical, permitting, development, production, operating or other data in sufficient detail, nor do we have access to properties, sufficient to confirm much of the disclosure from the operators, including verifying mineral resources and mineral reserves disclosed by the operators. As a result, we generally rely on the operators’ disclosures and/or limited information provided to us by the operators for the information we use in monitoring our interests and in preparing our public disclosure.
Because we have limited information concerning the properties in which we hold stream or royalty interests, it may be difficult for us to project or assess the performance of a stream or royalty interest. Also, we generally are unable to evaluate the accuracy, completeness or fairness of the information provided to us, or disclosed, by operators and that we use in monitoring our interests and preparing our public disclosure. Any actions we take based on inaccurate or incomplete information from operators could adversely affect our business, financial condition or results of operations. The correction of inaccurate or incomplete information from operators could also cause the price of our common stock to decline.

In addition, because of our limited access to and information regarding the properties in which we hold stream and royalty interests, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under S-K 1300 in our SEC filings. See Item 2, Properties—Introduction—Mineral Resources and Mineral Reserves, for additional information. While we provide fulsome disclosure of the mineral resources and mineral reserves attributable to our stream and royalty interests on our website and in other public disclosure outside of our SEC filings, the absence of disclosure of mineral resources and mineral reserves in our SEC filings may make it more difficult for investors to evaluate our business and may impair our ability to raise capital or complete transactions involving a registered offering of securities.
Our acquisitions and other transactions may not result in anticipated returns or may not otherwise ultimately benefit our business.
We are continually reviewing opportunities to acquire new stream and royalty interests, and we have acquisition opportunities at various stages of review. Any acquisition could be material to us. At times, we also may consider ways to restructure our existing stream or royalty interests where we believe the restructuring would provide a long-term benefit to us, even though it could reduce near-term revenues or result in the incurrence of transaction-related costs, including accounting charges. The success of our stream and royalty interests is based in part on our ability to make accurate assumptions at the time of acquisition or restructuring about the amount and timing of revenue to be derived from those interests. These assumptions are based on a variety of factors, including the geological, geotechnical, hydrogeological, hydrological, metallurgical, legal, permitting, environmental, political, social and other aspects of the projects. For development projects, we also make assumptions about the cost, timing and conduct of development. If an operator fails to bring a project into production as expected or if actual performance otherwise falls short of our assumptions, or if our assumptions prove inaccurate, our revenue derived from the project may not be sufficient to yield an adequate, or any, return on our investment. In addition, we could be required to decrease the carrying value of our investment, which could adversely affect our results of operations or financial condition. In the case of acquisitions of other businesses, such as our acquisitions of Sandstorm and Horizon in October 2025, our ability to realize the anticipated benefits from the transactions will depend in part upon our ability to effectively manage the integration of the acquired businesses. Potential difficulties and risks that may accompany such acquisitions include, among others, complexities associated with managing and supporting our expanded operations and portfolio, the failure to implement, maintain, or remediate effective internal controls over financial reporting and disclosure controls and procedures at acquired businesses on a timely basis, potential unknown liabilities assumed in the transactions, and unforeseen increased expenses. In addition, acquisitions require us to make significant judgments and estimates, including with respect to purchase accounting and the fair value of acquired assets and assumed liabilities. These judgments and estimates may prove incorrect and could result in material adjustments, write-downs, impairments, or, in certain circumstances, the restatement of our financial statements. We cannot ensure that any acquisition or other transaction will ultimately benefit Royal Gold.
Our future success depends on our ability to acquire additional stream or royalty interests at appropriate valuations.
Our future success depends largely on our ability to acquire additional stream or royalty interests at appropriate valuations. We may not adequately assess technical, operational, legal, environmental, political or social risks in connection with new acquisitions, or accurately forecast commodity prices in valuing proposed acquisitions, any of which could adversely affect our expected investment returns or future results of operations. We may not be able to identify and complete acquisitions of additional interests at appropriate prices or terms. We may not have sufficient liquidity or may not be able to obtain debt or equity financing at an acceptable cost of capital in order to fund acquisitions due to economic volatility, credit crises, changes in metal prices, or changes in legal, political, social or other conditions. In addition, certain of our competitors are larger and have greater financial resources than we do, and we may not be able to compete effectively against them. Further, there has been significant growth in the number and relative size of stream and royalty companies in recent years, and some of these companies may have different investment criteria and costs of capital than we do, or may be subject to different tax and accounting rules than we are, and we may not be able to compete effectively against them. Changes to tax rules, accounting policies or the treatment of stream interests by debt ratings agencies could make streams or royalties less attractive to operators or render us less able to compete with other stream and royalty companies that are organized in countries with more favorable tax, accounting or regulatory regimes.
For some properties, we may not realize all of the expected benefits of our investments if operators are unable to replace current mineral reserves as they are consumed or identify new mineral resources, which could adversely affect our future results of operations.
For some properties, our return on investment depends in part on the operators’ ability to replace mineral reserves as they are consumed in the ordinary course of mining. If current mineral reserves are not replaced as they are mined through conversion of mineral resources to new mineral reserves, or new mineral resources are not identified through expansion of known deposits, exploration or otherwise, our expected investment returns or future results of operations could be adversely affected.
A significant portion of our revenue comes from a small number of operating properties, and adverse developments at these properties could have a more significant or lasting effect on our results of operations than if our revenue were less concentrated.
Approximately 53% of our revenue for the year ended December 31, 2025, came from five properties: Mount Milligan (22%), Pueblo Viejo (13%), Cortez (7%), Andacollo (8%) and Kansanshi (3%). During 2025, we acquired a number of additional interests, including through our acquisitions of Sandstorm, Horizon and the Kansanshi gold stream, but we continue to expect a relatively small number of operating properties to represent a significant portion of our overall revenue going forward. This concentration of revenue could mean that adverse developments, including any adverse decisions made by the operators, at one or more of these operating properties could have a more significant or longer-term effect on our results of operations than if our revenue were less concentrated.

We depend on the services of our directors, executives and other key employees, and the loss of one or more of these individuals could harm our business.
We believe that our success depends on retaining qualified executives and other key employees, especially in light of our limited number of personnel and the specialized nature of our business. These individuals have significant industry and Company-specific experience. If we are unsuccessful at retaining or attracting qualified personnel, our business could be disrupted and our reputation could be harmed, adversely affecting our ability to achieve our business objectives. We also depend on the continued service of our directors. Our Board is relatively small and certain areas of experience and expertise (including technical and legal expertise) may be concentrated in a limited number of directors. The loss of one or more directors, or our inability to attract and retain qualified director candidates, could adversely affect Board and committee effectiveness and oversight. In addition, changes in our Board’s composition, including due to retirements or other departures, may create succession challenges and could disrupt continuity, delay decision-making, or require additional time and resources to identify and onboard replacement directors. We do not currently maintain key person life insurance on any of our directors or executives.
A significant disruption to our information technology systems or those of our third-party service providers could adversely affect our business and operating results.
We rely on a variety of information technology systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational and investment management, and email. These systems contain, among other information, our proprietary business information and personally identifiable information of our employees and others. The proper functioning of these systems and the security of such data is critical to the efficient operation and management of our business, and these functions are outsourced by us to third-party service providers on whom we rely for the proper functioning and security of these systems. In addition, these systems could require modifications or upgrades from time to time as a result of technological changes or growth in our business, and we may change the third-party service providers with whom we contract to maintain the functioning or security of these systems from time to time, which modifications, upgrades or changes could be costly and disruptive to our operations and could impose substantial demands on management’s time. Our systems, and those of our third-party service providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access or cyber-attacks.
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
Actions taken by us or third-party service providers in response to a cyber-attack may not be adequate. Any unauthorized activities could disrupt our operations or those of our third-party service providers on which we are dependent; result in the misappropriation or compromise of assets or confidential information; result in extortion or fraud; harm our employees or counterparties; cause us to violate privacy or security laws; or result in legal claims or proceedings, any of which could adversely affect our business, reputation or operating results.
Risks Relating to Our Stream, Royalty and Other Interests
Our revenue is subject to operational and other risks faced by operators of the properties in which we hold stream or royalty interests.
We generally are not required to pay capital or operating costs on projects in which we hold stream or royalty interests. However, our revenue and the value of our investments are indirectly subject to hazards and risks normally associated with developing and operating mining properties, including the following hazards and risks faced by the operators of the properties in which we hold stream or royalty interests:
•insufficient ore reserves

•increased capital or operating costs
•declines in the price of gold, silver, copper or other metals
•declines in metallurgical recoveries or inability to achieve projected recoveries
•inability to replace or increase mineral reserves and/or mineral resources as properties are mined
•construction or development delays
•operational disruptions, including those caused by pandemics or other global or local health crises
•inability to assess and manage project technical risks
•inability to obtain or maintain necessary permits
•inability to maintain, or challenges to, exploration or mining rights
•changes in mining taxes and royalties payable to governments, which could include increases or additional levies during periods of higher prices for gold, silver, copper or other metals, and political environments in general
•changes to environmental, permitting or other legal or regulatory requirements or the enforcement of such requirements, or other adverse government or court actions
•challenges to operations, permits or mining rights by local communities, indigenous populations, non-governmental organizations or others, and ineffective management of stakeholder communications and relations
•litigation between operators and third parties relating to the properties
•community or civil unrest, including protests and blockades
•labor shortages, increased labor costs, labor disputes, strikes or work stoppages, or inability to access sufficient experienced and trained personnel
•unavailability of mining, drilling or other equipment
•unanticipated geological conditions or metallurgical characteristics
•inadequate supplies of power, water or raw materials
•incorrect assumptions underlying production, mineral reserve and mineral resource estimates
•geotechnical and stability issues, including failures associated with pit walls, tailings storage facilities, heap leach facilities or underground excavations
•fires, explosions, major mechanical or electrical equipment failures, other industrial accidents or other property damage
•challenges managing land disturbances, reclamation requirements, tailings and waste storage, heap leach operations, release of contaminants or other environmental incidents or damage
•failure to operate in accordance with industry standard safety practices or government regulations
•occurrence of safety events, including lost-time incidents and/or fatalities
•natural catastrophes and environmental hazards such as unanticipated groundwater or surface water conditions, earthquakes or hurricanes
•physical effects of climate change, such as extreme changes in temperature, extreme precipitation events, flooding, longer wet or dry seasons, increased temperatures and drought, increased or decreased precipitation and snowfall, wildfires or more severe storms, any of which may result in costs and other adverse effects to operators
•regulatory changes designed to reduce the effects of climate change, including regulations designed to curtail greenhouse gas emissions, which may lead to increased costs for operators
•market risks associated with the perception of operators’ environmental, social and governance performance and their ability to deliver on related commitments and expectations
•market conditions, including prolonged periods of inflation and supply-chain disruptions and increased interest rates
•uncertain political and economic environments, including economic downturns

•insufficient financing or inability to obtain financing at all or at an acceptable cost of capital
•default by an operator on its obligations to us or its other creditors and counterparties
•insolvency, bankruptcy or other financial difficulty of the operator
•risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software, computer viruses, security breaches, design failures and natural disasters
The occurrence of any of these events could adversely affect operations at the properties in which we hold stream or royalty interests, which in turn could adversely affect our revenue, cash flow and financial condition.
Most of our revenue is derived from properties outside the United States, and risks associated with conducting business in foreign countries or other sovereign jurisdictions could adversely affect our business, results of operations, financial condition or the trading price of our common stock.
Approximately 85% of our revenue for the year ended December 31, 2025 came from properties outside of the United States, and many of the operators of such properties are organized outside of the United States. Our principal production stage stream and royalty interests on properties outside of the United States are located in Canada, the Dominican Republic, Chile and Zambia. In the United States and other countries, indigenous people may be recognized as sovereign entities and may enforce or seek to enforce their own laws and regulations on projects within their sovereign territories. Our activities and operators’ activities are subject to the risks associated with conducting business in foreign countries or other sovereign jurisdictions, including the following:
•expropriation or nationalization of mining property or other government takings
•seizure of mineral production
•exchange and currency controls and fluctuations
•limitations on foreign exchange or repatriation of earnings
•restrictions on mineral production or price controls
•governmental regulations relating to foreign investment and the mining business or changes in the interpretation of such regulations
•import or export regulations, including trade wars and sanctions and restrictions on metal exports
•changes in government taxation, royalties, tariffs or duties, which could include increases or additional levies during periods of higher prices for gold, silver, copper or other metals, and political environments in general
•changes in economic, trade, diplomatic or other relationships between countries or the effects on global and economic conditions, the stability of global financial markets, or the ability of key market participants to operate in certain financial markets, including the imposition of sanctions on doing business with certain governments, companies or individuals
•high rates of inflation
•unfamiliar or uncertain foreign real estate, mineral tenure, safety or environmental laws or rules
•war, crime, terrorism, sabotage, blockades, hostage taking or other forms of civil unrest
•uncertain political or economic environments, including economic downturns
•corruption, fraud, lack of transparency or underdeveloped laws, courts or rule of law
•exposure to liabilities or increased compliance costs under anti-corruption, anti-money laundering, child labor or forced labor laws
•involvement in operations by state-owned or state-controlled entities
•suspension of the enforcement of creditors’ or stockholders’ rights
•loss of access to government-controlled infrastructure, such as roads, bridges, rails, ports, power sources and water supplies

In addition, because many of our operators are organized outside of the United States, our stream and royalty interests may be subject to the application of foreign laws to our operators and their stockholders, including laws relating to taxation, foreign ownership structures, corporate transactions, creditors’ rights, bankruptcy and liquidation. Foreign operations also could be adversely affected by laws and policies of the United States relating to foreign trade, investment and taxation.
These risks may limit or disrupt the development or operation of properties in which we hold stream and royalty interests or impair our rights or interests in these properties, which could adversely affect our results of operations or financial condition.
Concerns regarding the environment or climate change could lead to increased regulation and scrutiny of the mining industry, which could adversely affect our financial condition, revenue and the value of our interests.
Mining operations are subject to extensive laws and regulations governing land use and the protection of the environment. In addition, many countries have implemented laws and regulations designed to address the effects of climate change, including rules to disclose and reduce industrial emissions and other environmental impacts to which operators or we may be subject. These laws and regulations are constantly evolving in a manner generally expected to result in stricter standards, increased liability and increased costs. Compliance with these laws and regulations can impose substantial costs and burdens on the operators of the properties subject to our interests and perhaps on us as well. In addition, an operator’s failure to comply with these laws and regulations could result in injunctive action, orders to suspend or cease operations, damages, or civil or criminal penalties on the operator. Further, due to expansive environmental laws and regulations, it is possible that we could become subject to environmental liabilities for historic periods during which we owned or operated properties or relative to our current ownership interests in mining claims or leases. If any of these events were to occur, our financial condition, revenue and the value of our interests could be adversely affected.
Concerns over climate change could also limit the ability of companies in the mining industry, including both operators and non-operators like Royal Gold, to access debt and equity markets, and such limitations could have a corresponding adverse effect on their businesses and operations, including the ability of operators to engage in exploration, development and production activities. If we encounter difficulties in accessing the commercial debt market, our ability to finance new acquisitions of stream and royalty interests could be adversely affected. In addition, if we have to rely on issuing equity to finance transactions, our stock price could be adversely affected, and our stockholders’ ownership could be diluted.
Our equity interest in the Hod Maden project subjects us to risks associated with developing and operating mining properties, in addition to risks related to the conduct of joint arrangements.
We hold a 30% non-operating equity interest in the entity which owns the Hod Maden project located in Türkiye. While we intend to seek to convert this equity interest into a stream or royalty interest more typical of our business model, such a conversion could take longer than anticipated or may not occur at all. Our equity interest exposes us to many of the hazards and risks normally associated with developing and operating mining properties, including many of the risks faced by operators that are identified elsewhere in these risk factors. Also, we are not the operator of the Hod Maden project and our non-operating equity interest is subject to many of the risks applicable to our stream and royalty interests identified elsewhere in these risk factors.
In addition to the risks normally associated with developing and operating mining properties and holding interests in properties in which we are not the operator, our equity interest in the entity which owns the Hod Maden project exposes us to risks related to the conduct of joint arrangements. The existence or occurrence of one or more of the following circumstances and events could have a material adverse effect on our equity interest:
•increases in the capital requirements to develop the Hod Maden project, substantially all of which are anticipated to be funded by the parties to the joint arrangement
•changes in the timing or amount of the funding obligations for the Hod Maden project by the parties to the joint arrangement and the ability of the parties to the joint arrangement (including us) to fund or finance such obligations
•disagreements among the parties to the joint arrangement on how to develop and operate the Hod Maden project efficiently
•our inability to exert influence over many strategic decisions made in respect of the Hod Maden project, including key budgeting, development and production decisions
•potential litigation among the parties to the joint arrangement regarding joint arrangement matters

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
Financing Risks
Our indebtedness or difficulties in accessing the commercial debt market could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2025, we had $0.9 billion outstanding and $0.5 billion available under our revolving credit facility. Historically, we have used borrowings under our credit facility to finance investments and acquisitions, and we may incur additional indebtedness for investments, acquisitions or other purposes in future periods.
Our credit facility expires in June 2030. In the future, we may be unable to obtain new financing or refinance indebtedness on acceptable terms or in amounts sufficient for our business objectives. Our ability to obtain financing, our borrowing costs, and the terms of any financings depend, in part, on prevailing market conditions at the time we seek financing, which may vary based on factors such as market interest rates and ancillary fees, acceptable return targets for lenders, changes in strategy among lenders, and lenders’ willingness to provide financing to the mining industry. Weakness in financial markets or economic conditions, or depressed market prices for gold, silver, copper or other metals, may also increase the interest rates that lenders require us to pay or adversely affect our ability to obtain financing. Further, financial institutions are facing increasingly rigorous regulation, including more stringent capital and leverage requirements, which may decrease their ability or willingness to lend to us in amounts or on terms comparable to our current credit facility, or at all.
Our current and any future indebtedness, higher borrowing costs or difficulties in accessing the commercial debt market could adversely affect us as follows:
•require us to dedicate a substantial portion of our cash flow from operations to service indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital or dividends
•limit our flexibility in planning for, or reacting to, changes in our business
•restrict us from exploiting business opportunities
•make us more vulnerable to downturns in our business or the economy
•place us at a competitive disadvantage compared to our competitors with less indebtedness or greater access to financing
•require the consent of our existing lenders to incur additional indebtedness
•limit our ability to borrow additional funds for acquisitions, working capital or debt-service requirements
•increase our cost of capital, including as a result of higher interest rates and the effects of exchange rates
•decrease our future earnings
•increase our exposure to the credit risks of bank group lenders or those institutions with which we maintain deposits

Our credit agreement contains financial and other restrictive covenants. These covenants could limit our ability to engage in activities that we consider to be in our long-term best interests. Our failure to comply with these covenants could result in an event of default that, if not waived, could result in the acceleration of all outstanding indebtedness.
Legal Risks
Defects in our stream or royalty interests or the properties to which they relate or the bankruptcy or insolvency of an operator could adversely affect the value of our investments.
We conduct legal due diligence that we believe is appropriate under the circumstances before acquiring stream or royalty interests, which varies based on the size of the interest, the stage of the underlying project, and the availability and reliability of information. However, our due diligence may not identify all issues, and defects or problems may exist relating to the existence, validity, enforceability, or terms of our stream and royalty interests or the geographic extent the properties to which they relate. Similarly, stream interests and, in many jurisdictions, royalty interests, are or can be contractual in nature, rather than interests in land. As a result, these interests may not survive a bankruptcy or insolvency of an operator. We often do not have the protection of security interests or similar rights that could help us sustain or recover all or part of our investment in a stream or royalty interest in the event of an operator’s bankruptcy or insolvency. In addition, the contracts governing our stream and royalty interests, including intercreditor agreements with other providers of capital, may not have sufficient legal protections or a court could impose restrictions on enforcement of our rights. If our stream or royalty interests were set aside through judicial or administrative proceedings or if we are unable to enforce our contractual rights, our results of operations and the value of our investments could be adversely affected.
Some of the agreements governing our stream and royalty interests contain terms that could adversely affect the revenues generated from those interests.
Revenue from some of our stream and royalty interests decreases or stops after threshold production, delivery or payment milestones are achieved or other events occur. For example, our stream interests at Andacollo, Kansanshi and Pueblo Viejo, and certain of our royalty interests at other properties, contain provisions for rate reductions and/or cash price increases. As a result, past production and revenue relating to these interests may not be indicative of future results. Conversely, some of our stream and royalty interests are subject to production, delivery or payment milestones that must be achieved before we begin receiving payments or before the applicable economic terms apply. For example, silver sales pursuant to our stream interest at Pueblo Viejo are subject to a delivery deferral mechanism pursuant to which approximately 2.471 million ounces have been deferred as of December 31, 2025. After 50 million ounces of silver have been delivered, the operator is no longer permitted to defer additional silver sales, although the timing for the delivery of the previously deferred ounces is uncertain and may never occur. There can be no assurance that the applicable production, delivery or payment milestones will be achieved. In addition, some of our stream and royalty interests do not cover all of the mineral reserves or mineral resources at certain properties, which could mean that overall performance reported by the operators may not correlate to the performance of our interests in the properties.
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
We are subject to taxation in the U.S. and other jurisdictions. Current economic and political conditions make tax laws and their interpretation subject to a significant change in any jurisdiction. We cannot predict the timing or significance of future tax law changes in the U.S. or other countries in which we do business. If material tax law changes are enacted, our future effective tax rate, results of operations and cash flows could be adversely affected.
Anti-corruption laws and regulations could subject us to liability and require us to incur costs.
We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that prohibit improper payments or offers of payments to third parties, including foreign governments and their officials, for the purpose of obtaining or retaining business. In some cases, we invest in mining operations in certain jurisdictions where corruption may be more common. Our international investment activities create the risk of unauthorized payments or offers of payments in violation of the FCPA or other anti-corruption laws by one of our employees or agents in violation of our policies. In addition, the operators of the properties in which we hold stream and royalty interests may fail to comply with anti-corruption laws and regulations. Although we do not operate these properties, enforcement authorities could deem us to have some culpability for the operators’ actions. Any violations of the FCPA or other anti-corruption laws could result in significant civil or criminal penalties to us and could adversely affect our reputation.
Risks Related to Our Common Stock
Our stock price may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock has fluctuated in the past and may continue to do so in the future. For example, during the year ended December 31, 2025, the market price of our common stock ranged from a low of $131.73 to a high of $235.52. Many factors unrelated to operating performance can contribute to volatility in the market price of our common stock, including the following:
•market prices of gold, silver, copper and other metals
•economic, market, political, social or public health conditions
•developments relating to properties on which we hold stream or royalty interests
•interest and inflation rates and expectations about both
•currency values
•credit market conditions
•research and reports that securities or industry analysts may publish about us, our business, our market or our competitors
Market fluctuations, regardless of cause, may adversely affect our stock price. As a result, you could lose all or part of your investment.
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
We have paid a cash dividend on our common stock since calendar year 2000 and have increased our dividends significantly in recent years. Our Board of Directors has discretion in determining whether to declare a dividend based on a number of factors, including metal prices, economic or market conditions, earnings, cash flow, financial condition and funding requirements for future opportunities or operations. In addition, corporate law limitations or future contractual restrictions could limit our ability to pay dividends in the future. If our Board of Directors reduces or eliminates future dividends, our stock price could fall, and the success of your investment would depend largely on any future stock price appreciation. There can be no assurance that we will continue to increase our dividends in the future or that we will continue to pay any dividends.
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
Principal Properties
Royal Gold management periodically reviews the materiality of individual stream and royalty interests within our portfolio. As of December 31, 2025, we determined that five of our stream and royalty interests are material to our business or financial condition: Andacollo, Cortez, Kansanshi, Mount Milligan, and Pueblo Viejo. We sometimes refer to these properties as our material, or principal, properties. In making this determination, management considers primarily the relative contribution of estimated future revenue. Estimated future revenue is derived from multiple factors, including Net Asset Value, projected average annual attributable GEO production over the next five years, and resource and reserve attributable GEO expectations across life of mine assumptions.
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
Sources of Information
Our disclosures in this Item 2 are based on information provided to us by the operators of the properties or disclosed by the operators in their public filings with the SEC or Canadian securities regulators, including technical reports filed with Canadian securities regulators pursuant to National Instrument 43-101 (“NI 43-101”), and the 2014 Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards and 2019 Best Practice Guideline (“CIM Standards”). We are providing this information because it represents information that we have in our possession and that we believe is responsive to the disclosure obligations set forth in S-K 1300. In some cases, we refer to information for our principal properties as of periods earlier than December 31, 2025 because the operators did not yet disclose more current information by the time we finalized this report.
Newmont Corporation (“Newmont”), a party to joint ventures with Barrick Mining Corporation (“Barrick”) on each of Pueblo Viejo and the mining operations operated by Nevada Gold Mines LLC (“NGM”), a joint venture with respect to their Nevada operations, which includes Cortez, has filed technical report summaries prepared under S-K 1300 for each of Pueblo Viejo and the collective Nevada Gold Mines operations. Such technical report summaries, while providing important information about the properties, do not provide information sufficient for qualified persons acting on behalf of the Company to be able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves for such properties under the standards for disclosure established by S-K 1300 (see “Mineral Resources and Mineral Reserves” above), and Barrick has denied our requests for such additional information. Pueblo Viejo and Cortez are our only principal properties for which technical report summaries have been prepared by the operators under S-K 1300. For our other principal properties, we requested that the operators either (i) designate qualified persons who would prepare technical report summaries under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the properties, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare technical report summaries under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the properties. In each case, the operator denied our request. None of the operators is an affiliate of Royal Gold.
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
Aggregate annual production for all properties on which we hold stream or royalty interests during the years ended December 31, 2025, 2024 and 2023, is shown in the table below. The reported production relates to the amount of stream metal sales and sales attributable to our royalty interests and may differ from the operators' public reporting due to a number of factors, including timing of the purchase of our interest (for example, Kansanshi), timing of the operator's concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.

			Years Ended
Stream		Metal	December 31, 2025	December 31, 2024	December 31, 2023
	Mount Milligan	Gold (oz)	152,084	164,248	165,844
		Copper (lb)	52,545,336	63,066,689	62,985,699
	Andacollo	Gold (oz)	22,384	20,049	25,455
	Pueblo Viejo	Gold (oz)	374,005	332,184	360,931
		Silver (oz)	952,890	1,151,253	1,362,568
	Kansanshi	Gold (oz)	7,744	—	—
	Other	Gold (oz)	525,634	495,446	503,390
	Other	Silver (oz)	1,698,441	1,751,266	1,937,089
	Other	Zinc (lb)	1,320,788	—	—

Royalty
	Cortez	Gold (oz)	743,329	720,135	890,702
		Silver (oz)	96,688	87,690	105,836
	Other	Gold (oz)	2,928,926	2,428,155	1,905,190
	Other	Silver (oz)	29,998,029	35,152,754	19,538,810
	Other	Copper (lb)	526,944,911	203,990,454	173,165,799
	Other	Nickel (lb)	76,788,446	37,912,955	27,753,538
	Other	Lead (lb)	208,626,372	212,854,866	106,938,075
	Other	Zinc (lb)	699,306,428	544,744,965	222,457,704
Location of the Properties
Approximately 85% of our revenue for the year ended December 31, 2025 came from properties outside of the United States, and most of our operators are organized outside of the United States. Our material properties are located in Canada, Chile, the Dominican Republic, the United States and Zambia.
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
As of December 31, 2025, we owned stream interests on 23 properties and royalty interests on 341 properties.
Identity of Operator or Operators
We work with 257 different operators among our stream and royalty properties; of these 141 are headquartered in Canada, 31 are headquartered in the United States, and 88 are headquartered outside of Canada and the United States. In general, our operators are domiciled in the countries in which they operate. For further information about the operators of our material properties, refer to the section entitled “Material Properties” below.
Titles, Mineral Rights, Leases, or Options and Acreage Involved
The mineral rights covered by our stream and royalty interests vary depending on the country and include concessions, mining claims, fee lands, mining leases and mining licenses of varying stages depending upon the property. For information about the specific mineral rights that relate to our material properties, refer to the section entitled “Material Properties” below.

It is difficult for us to assess the total number of acres related to our stream and royalty interests by references to operator disclosure or review of public records because our interests do not always cover the entirety of a property. Also, in some cases, our interests extend to mineral rights acquired by an operator within an area of interest beyond the original property boundaries at the time of our investment, and the operators will, from time to time, add or subtract acreage from individual properties without notice to us.
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
As of December 31, 2025, we owned stream interests on 18 production stage properties and 5 development stage properties.
As of December 31, 2025, we owned royalty interests on 63 production stage properties, 24 development stage properties, and 254 exploration stage properties, of which we consider 76 to be evaluation stage properties.
Key Permit Conditions
Operators of the mines that are subject to our stream and royalty interests must comply with environmental, mine safety, land use, water use, waste disposal, remediation and public health laws and regulations promulgated by federal, state, provincial and local governments in the United States, Canada, Chile, the Dominican Republic, Zambia, and other countries where we hold interests. Although we, as a stream or royalty interest owner, are not responsible for ensuring compliance with these laws and regulations, failure by the operators to comply with applicable laws, regulations and permits can result in injunctive action, orders to suspend or cease operations, damages, and civil and criminal penalties on the operators, which could have a material adverse effect on our results of operations and financial condition.
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
Mine Types and Mineralization Styles
Our stream and royalty interests in operating mines cover all types of mineralization styles in a number of primary commodities. Table 1 shows mine types and mineralization styles at our principal properties.
Table 1 Mine Type and Mineralization Style for Principal Properties

Property	Mine Type	Mineralization styles
Andacollo	Open Pit	Porphyry copper-gold
Cortez	Open Pit & Underground	Carlin-Type sediment-hosted gold
Kansanshi	Open Pit	Sediment and vein-hosted copper-gold
Mount Milligan	Open Pit	Porphyry copper-gold
Pueblo Viejo	Open Pit	High-Sulfidation Epithermal gold-silver
Additional specific information on the principal properties is available in the section entitled “Material Properties” below.

Processing Plants and Other Available Facilities
Facilities and infrastructure for the properties subject to our stream and royalty interests vary widely based on the stage of each property.
Our principal properties are all production stage mining properties. As such, each of the mining properties to which our principal properties relate has infrastructure and facilities appropriate to conduct mining and processing operations. A summary of key processing infrastructure is shown in Table 2.
Table 2 Key Process Infrastructure for Principal Properties

Property	Processing
Andacollo	20.1 million tonne per annum (“Mtpa”) sulfide flotation mill producing a copper-gold concentrate
Cortez	4.90 Mtpa cyanide leaching mill along with heap leaching facilities for lower-grade, oxide gold ores and offsite processing of refractory ores, producing a gold-silver doré
Kansanshi	7 Mtpa oxide circuit, 8 Mtpa mixed ore circuit, 13 Mtpa sulfide circuit, and 28 Mtpa sulfide circuit – total capacity 56 Mtpa. On-site copper anode (smelting) and cathode (SX-EW) and gold dore production
Mount Milligan	21.9 Mtpa sulfide flotation mill producing a single concentrate containing copper, gold and silver
Pueblo Viejo	14 Mtpa whole ore and flotation pressure oxidation and cyanide leaching plant producing a gold and silver doré
Measurement units presented in this report are generally metric units, with the exception that gold and silver quantities are reported in troy ounces and the content for copper is presented in pounds. There may be small rounding differences due to unit conversions.
Summary of All Mineral Resources and Mineral Reserves
As noted above under “Introduction—Mineral Resources and Mineral Reserves,” we have limited access to, and limited information regarding, the properties to which our stream and royalty interests relate, and because of these limitations, qualified persons acting on behalf of the Company are not able to arrive at sufficient findings and conclusions, or prepare adequate supporting documentation, for us to disclose mineral resources or mineral reserves under the standards for disclosure established by S-K 1300 for any of these properties. We have requested that the operators of our principal properties either (i) designate qualified persons who would prepare technical report summaries under S-K 1300 for filing with the SEC (if the operator has not already done so) and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the properties, or (ii) provided qualified persons designed by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designed by us to prepare technical report summaries under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the properties. In each case, the operator denied our request, and as a result, we are omitting disclosure of mineral resources and mineral reserves from our summary disclosure and individual material property disclosure because we cannot provide such disclosure without incurring an unreasonable burden or expense.
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
Andacollo
The disclosures below regarding the Carmen de Andacollo Mine (“Andacollo”) are derived from the Technical Report dated July 12, 2006, pursuant to NI 43-101, as well as the Annual Information Form, dated February 19, 2025, of Teck Resources Limited (“Teck”), attached as Exhibit 99.1 to Teck’s Annual Report on Form 40-F for the year ended December 31, 2024, as well as press releases issued by Teck. Teck presents mineral resource and mineral reserve updates pursuant to

CIM Standards. Royal Gold requested that the operator either (i) designate qualified persons who would prepare a technical report summary under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the property, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare a technical report summary under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the property, and the operator denied the request.
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
Area of Interest
The stream interest of our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”), at Andacollo covers 1,225 exploitation mining concessions, including 1,174 concessions termed the “Mining Properties” and 51 concessions termed the “Dayton Concessions.” RGLD Gold’s interest also covers any additional mineral rights held by the operator before the effective date of the stream agreement, as described below, or acquired after the effective date which are wholly or partially located within an approximately 1.5 km radius from the external boundary of the “Mining Properties,” any mining concessions held by CMCA or acquired following the effective date of the agreement which are wholly or partially located within approximately 1 km radius from certain boundaries laid out in the agreement, and any Dayton Concession held by CMCA as of the effective date of the agreement, or acquired after the effective date.
Stream Agreement
Under the Long Term Offtake Agreement, dated July 9, 2015, between CMCA and RGLD Gold, RGLD Gold owns the right to purchase 100% of the gold produced from the Andacollo copper-gold mine until 900,000 ounces of payable gold have been delivered, and 50% thereafter. The cash purchase price equals 15% of the monthly average gold price for the month preceding the delivery date for all gold purchased. As of December 31, 2025, approximately 392,900 ounces of payable gold have been delivered to RGLD Gold.
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
Property Geology
The Andacollo orebody is a porphyry copper deposit consisting of disseminated and fracture-controlled copper mineralization contained within a gently dipping sequence of andesitic to trachytic volcanic rocks and sub-volcanic intrusions. The mineralization is spatially related to a feldspar porphyry intrusion and a series of deeply rooted fault structures. A primary copper-gold sulfide deposit (the “hypogene deposit”) containing principally disseminated and quartz vein-hosted chalcopyrite mineralization lies beneath the supergene deposit. The hypogene deposit was subjected to surface weathering processes resulting in the formation of a barren leached zone with a thickness of 10 to 60 m. The original copper sulfides leached from this zone were re-deposited below the barren leached zone as a copper-rich zone comprised of copper silicates (chrysocolla) and supergene copper sulfides (chalcocite with lesser covellite).
Recent Developments
Stream deliveries from Andacollo were approximately 24,500 ounces of gold during the year ended December 31, 2025, compared to approximately 19,300 ounces of gold during the year ended December 31, 2024. The increase in deliveries resulted primarily from higher grades, recoveries and throughput, compared to the year ended December 31, 2024, when Andacollo experienced lower gold grades and lower tonnage milled as a result of water restrictions caused by extreme drought conditions, which impacted production. Stream deliveries typically occur approximately six months after mine production and are based on a fixed payability factor of 89%.
On January 20, 2026, Teck provided copper production guidance, and expects copper production at Andacollo to range from 45,000 to 55,000 tonnes per year in each of 2026 and 2027, before declining to a range of 35,000 to 45,000 tonnes in 2028.
Gold and copper grades have been relatively well correlated at Andacollo and gold production has tended to track copper production, although there can be no assurance that these correlations will continue in the future.
Kansanshi
The disclosures below regarding Kansanshi are derived from the Technical Report dated effective December 31, 2023 pursuant to pursuant to NI 43-101 and CIM Standards, as well as press releases issued by First Quantum Ltd. (“First Quantum”). Royal Gold requested that the operator either (i) designate qualified persons who would prepare a technical report summary under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the property, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare a technical report summary under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the property, and the operator denied the request.
Location
The Kansanshi Mine is located in the North-Western Province of Zambia, at 12.10°S latitude and 24.43°E longitude, and is operated by Kansanshi Mining PLC (“KMP”), an 80% owned subsidiary of First Quantum. The remaining 20% is owned by Zambian Consolidated Copper Mines – Investment Holdings (“ZCCM”), a listed company that is majority-owned by the Government of the Republic of Zambia. The mine is located approximately 10 km north of the town of Solwezi, the capital of the Zambian North-Western Province. The site is 18 km south of the Democratic Republic of Congo border. Chingola, a major town in the Zambian Copper belt, is approximately 180 km to the southeast of Solwezi.
Infrastructure
The T5 national highway provides the primary road access to the Kansanshi mine site. The highway is a sealed road linked to the Copperbelt towns to the south-east, and to the town of Mwinilungu to the west.
The closest airport is located in Solwezi, approximately 15 km from the Kansanshi mine site.
The nearest major population center is at nearby Solwezi. The estimated population is approximately 200,000 people, most of whom live in rural areas surrounding the town. Personnel can be and are recruited from this local community. While the majority of local people are unskilled and require training, skilled artisans and professional people can be and are recruited from throughout northern Zambia.
Prior to First Quantum’s presence in Solwezi, the infrastructure in the area was poor. The roads, airport, hospitals and schools were in need of significant upgrades. As a result, First Quantum undertook a number of measures to improve infrastructure, including the construction of a new power line into Solwezi, and the upgrading of the main road between Solwezi and the Kansanshi mine site, both of which were completed in 2004. The main sealed road from Chingola to Solwezi was repaired and upgraded in 2002, while the existing airstrip at Solwezi was equipped with a tower and radio control.
Over 200 houses in Solwezi have been provided for First Quantum personnel and families.
Improved power supply to the Kansanshi site is supplied through the parastatal company Zambia Electricity Supply Corporation Ltd (“ZESCO”). Current KMP consumption of around 157 MVA is expected to increase to 230 MVA owing to the site expansion projects. Hydroelectric generation from the Kariba South Bank Dam, the Kafue Gorge Dam and from the Itezi Tezhi Dam, supplies power into the ZESCO grid. A single 330 kV line runs from the Copperbelt to the KMP site from where a ZESCO substation transforms the power down to 33 kV for mine usage.
Area of Interest
At Kansanshi, RGLD Gold’s stream interest covers the entirety of the 7057-HQ-LML mining license, an area of 24,865 hectares, and includes any new mineral interest obtained by the operator or its affiliates within the same area. The mining license was issued on March 7, 1997 as license No. LML 16 and was most recently renewed in February 2022 for a period of 25 years, until March 6, 2047.
Stream Agreement
Under the Precious Metals Purchase Agreement, dated August 5, 2025, between FQM Gold Finance Ltd., RGLD Gold, First Quantum, FQM Finance B.V., Black Bark Investments B.V., Kansanshi Holdings Limited, and KMP, gold deliveries to RGLD Gold are indexed to the production of recovered copper to reduce exposure to metallurgy and processing variability for gold, and the stream rate will vary based on the following thresholds:
•75 ounces of gold per million pounds of recovered copper produced until the delivery of 425,000 ounces;
•55 ounces of gold per million pounds of recovered copper produced between the delivery of 425,001 ounces and 650,000 ounces; and
•45 ounces of gold per million pounds of recovered copper produced thereafter.
Recovered copper is produced in both concentrate and cathode form and the stream deliveries are not dependent on downstream smelter recoveries or gold production at the site.
The stream sets out two options for First Quantum to accelerate stream deliveries:
•Acceleration Option 1: From the earlier of the achievement by First Quantum of a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, it will have a one-year period to exercise the option and deliver gold worth up to $200 million over a 14-month period from the date of option exercise and, ratably, reduce the stream rates and related delivery thresholds by up to 20%.
•Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or shows a Net Debt/TTM EBITDA ratio of 1.25x or less over four consecutive quarters, and achieves certain operational conditions at site, it will have a one-year period to exercise the option and deliver gold worth up to $100 million over a 7-month period from the date of option exercise and, ratably, reduce the stream rates and related delivery thresholds by up to a further 10%.

Royal Gold pays 20% of the spot gold price for each ounce delivered. Should First Quantum achieve a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, Royal Gold will pay 35% of the spot gold price for each ounce delivered thereafter.
Property Description
Kansanshi is one of the largest copper mining and processing operations in Africa, with an annual average production of about 200,000 tonnes of recovered metal over the last ten years, and in respect of the Mineral Reserve processing schedule, has an estimated remaining life of 24 years from January 2026.
Conventional open pit mining has been carried out to date in two adjoining pits (Main and North West), with a third (South East Dome) pit started in 2025. The current facilities can process multiple copper mineralization styles and produce cathode copper from SX-EW facilities and anode copper from an on-site smelter. Gold production is also a significant revenue stream.
The increased sulfide ore processing capacity attributable to the sulfide expansion circuit (the “S3 Expansion”), and supported by mining expansion into the South East Dome deposit are expected to significantly increase the average annual copper production above 250,000 tonnes of recovered metal between 2030 and 2035.

Age and Condition of Infrastructure
Royal Gold does not have specific information as to the physical condition or age of the equipment and infrastructure.
Book Value
Royal Gold is not permitted to disclose the operator’s book value or total cost detail for the property and associated plant and equipment.
Property History
Commercial open pit operations commenced at Kansanshi in 1977 when ZCCM began processing high grade copper oxide ore. Mining and processing continued intermittently until 1986 when operations ceased due to prevailing economic conditions at that time. Mining operations resumed around 1988 and ZCCM constructed a small sulfide flotation plant for the supply of concentrate to an offsite smelter. In 1998, ZCCM formally ceased operations at Kansanshi and initiated closure and reclamation activities.
Cyprus Amax Minerals Corporation subsequently entered into an agreement with ZCCM to acquire 80% of the rights to the Kansanshi mine. First Quantum then acquired the rights in August 2001.
Permitting and Encumbrances
Kansanshi has in place all applicable environmental and associated permits issued by the Zambian Environmental Management Agency (“ZEMA”) and other authorities. Site environmental permits are issued every three years; these set out requirements for the management of waste, water and air emissions, ozone depleting substances (“ODS”) and chemicals. Relevant legislation includes the Mines and Minerals Development Act, 2015, Water Resources Management Act, 2011 and Environmental Management Act, 2011.
Twenty-five environmental impact assessments (“EIA”) for operational infrastructure at KMP have been submitted and approved by ZEMA in the last fifteen years. The larger projects include:
•TSF2 – the design and construction of the new sulfide plant tailings dam facility
•Smelter – the design and construction of the on-site smelter
•Oxide expansion circuit – the design and construction of the oxide circuit expansion
•S3 Expansion – the design and construction of the sulfide circuit expansion
The 7057-HQ-LML mining license boundaries were expanded in November 2014. The mining surface rights, within the mining license boundaries, are held by First Quantum under six Certificates of Title. First Quantum can develop any part of the mining license outside of the area for which surface rights are held, unless that part of the license area is held under title by another party.
Under these circumstances, First Quantum would have to purchase the land from the current owner, or otherwise enter into an access agreement with that owner. In the case of the latter, the owner cannot unreasonably refuse a request to develop the land under applicable law.
Property Geology
Regionally, the Kansanshi deposits (Main, North West and South East) are located within the deformed metasediments of the Nguba (formerly Lower Kundulungu) Group, which is part of the Katanga Supergroup in the Zambian Copperbelt. Locally, the deposits are situated within domal structures along the crest of a regional antiform. Deposit mineralization is closely associated with these domes and is localized to a structurally modified sequence of rock units comprised of dolomites, dolomitic marbles, various schists and phyllites. Until mid-2023, mining had been restricted to the Main and North West deposits.
The dominant primary sulfide copper mineralization and geology may be summarized as follows:
•stratabound with mostly disseminated and veinlet style mineralization

•sub-vertically dipping, quartz-carbonate-sulfide veins that crosscut stratigraphy, and
•localized brecciated style of mineralization
The primary sulfide mineralization is influenced by weathering and oxidation with:
•near surface weathering in the saprolitic zone resulting in residual copper styles of mineralization
•around vertical veins, with oxide copper mineralization forming, such as malachite, tenorite and chrysocolla
•transitional weathering zones with mixed primary and secondary copper sulfide copper mineral assemblages
•pervasive shallow to deep weathering located along geological structures
Primary sulfide copper mineralization is mostly chalcopyrite, with minor bornite. Oxide mineralization is mostly chrysocolla with malachite. The transition zone contains mixed copper oxides, primary copper sulfides, secondary copper sulfides and minor native copper and tenorite. Minor copper is hosted in clay and mica minerals, and is classified as refractory. Gold is generally positively associated with copper mineralization.
Recent Developments

Stream deliveries from Kansanshi were approximately 7,700 ounces of gold during the year ended December 31, 2025, and we received the first delivery of approximately 2,300 ounces of gold from Kansanshi on October 3, 2025. Going forward, deliveries at Kansanshi will lag mine production by approximately two months and are expected to be received monthly.
On October 28, 2025, First Quantum provided an update on production and the commissioning of the S3 Expansion. According to First Quantum, the S3 Expansion project has been delivered and first concentrate was produced in August.
On January 15, 2026, First Quantum reported Kansanshi copper production of 181,000 tonnes for the full year, which was 10,000 tonnes higher than 2024, with 25,000 tonnes of production from the S3 Expansion. The plant delivered milling rates and operating times above 80% of design capacity, supported by an average recovery of over 80%, marking a significant milestone for the project. As a result of sustained operational stability, the S3 Expansion was declared to be in commercial production as of December 1, 2025. Total copper production in Q4 2025 of 48,000 tonnes was in line with the same quarter of 2024 and marginally higher than Q3 2025 with the inclusion of 19,000 tonnes from the S3 Expansion. Kansanshi copper production for 2025 was its highest annual copper production since 2021 and within the revised guidance range of 175,000 to 185,000 tonnes.
First Quantum expects Kansanshi copper production in 2026 to be between 175,000 and 205,000 tonnes, which is marginally below previous guidance due to an increase in ore hardness with a higher proportion of fresh ore compared to feed from stockpiles. Copper production is expected to range between 210,000 and 240,000 tonnes in 2027 and between 230,000 and 260,000 tonnes in 2028. The step up in copper production over the three-year guidance period is underpinned by the ramp-up and grade profile of S3 Expansion feed, which is expected to be sourced evenly from low-grade stockpiles and higher-grade ore from the South East Dome deposit. From 2027 onward, the feed is expected to primarily consist of fresher ore with higher grades from the pit. At the current stream rate of 75 ounces of gold per million pounds of recovered copper produced, this is expected to result in gold sales attributable to our interest of approximately 26,000 to 31,000 ounces in 2026, rising to 38,000 to 43,000 ounces in 2028.

First Quantum expects gold production to range between 110,000 and 120,000 ounces in 2026, 125,000 and 135,000 ounces in 2027 and 140,000 and 150,000 ounces in 2028. The step up in gold production over the guidance period is driven by an improving grade profile. The near-surface gold zone occurrences at South East Dome are not included within the Kansanshi mine plan or guidance.
Mount Milligan
The disclosures below regarding Mount Milligan are derived from the Technical Report on the Mount Milligan Mine in North-Central British Columbia filed October 17, 2025, effective June 30, 2025, pursuant to NI 43-101 and CIM Standards, and from press releases issued by Centerra Gold Inc. (“Centerra”). Royal Gold requested that the operator either (i) designate qualified persons who would prepare a technical report summary under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the property, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare a technical report summary under S-K

1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the property, and the operator denied the request.

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
Area of Interest
At Mount Milligan, RGLD Gold’s stream interest covers 110 mineral claims, including Mining Lease 631503, covering a total of 51,078.2 hectares.
Stream Agreement
Under the Amended and Restated Purchase and Sale Agreement dated December 14, 2011, between Thompson Creek Metals Company Inc. (“TCM”), an indirect subsidiary of Centerra, and RGLD Gold (as amended, the “Milligan Stream Agreement”), RGLD Gold owns the right to purchase 35% of the payable gold and 18.75% of the payable copper produced from the Mount Milligan mine. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price. On February 13, 2024, TCM, Centerra, and RGLD Gold entered into a Processing Cost Support Agreement (the “Cost Support Agreement”), whereby subject to certain conditions, RGLD Gold will provide cost support payments for gold and copper deliveries under the Milligan Stream Agreement in exchange for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future, and a free cash flow interest in Mount Milligan. Until either 375,000 ounces of gold or 30,000 tonnes of copper have been delivered with a bill of lading date on or after January 1, 2024 (estimated to occur in approximately 2030), RGLD Gold will only provide cost support payments when the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound. In such case, and only at Centerra’s election, RGLD Gold has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. RGLD Gold may recover any such payments from future cash support payments beginning after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper when metal prices are above $1,600 per ounce of gold and $3.50 per pound of copper. In addition, after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper, RGLD Gold has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 50% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. Finally, following the delivery of 665,000 ounces of gold (estimated to occur in approximately 2036), RGLD Gold will provide cost support payments, in the case of gold, equal to the lower of either $615 or 66% of the gold spot price less $435 for each ounce of gold delivered, and following the delivery of 60,000 tonnes of copper (estimated to occur in approximately 2036), RGLD Gold has agreed to provide cost support payments, in the case of copper, equal to 51% of the spot copper price for each pound of copper delivered. The Milligan Stream Agreement remains in place and is unaffected by the Cost Support Agreement. As of December 31, 2025, approximately 843,761 ounces of payable gold and 105.9 million pounds of payable copper have been delivered to RGLD Gold.
Property Description
Mount Milligan is a copper-gold porphyry deposit, consisting of two principal zones, the Main Zone and the Southern Star Zone. The Main Zone includes four contiguous sub-zones: MBX, WBX, DWBX and 66 (low-copper and high-gold grades, southeast of the MBX sub-zone). These geologic zones are the basis for the metallurgical test work.
Open pit operations are designed and scheduled to deliver peak annual production of 54 Mtpa, with a life-of-mine (“LOM”) stripping ratio of 0.92 tonnes of waste to 1 tonne ore. All waste material is used in the construction of the TSF or in the case of the material being classified as potentially acid producing, stored within the TSF.
The mining operation’s equipment fleet comprises two 30 cm electric blast hole drills, two 41 m3 electric cable shovels, one 22 m3 hydraulic excavator and two 19 m3 front end loaders and thirteen 229-tonne capacity haul trucks and two 181-tonne capacity haul trucks. These major units are supplemented with a back-up equipment fleet of graders, track and rubber-tired dozers, backhoes, and water trucks. A 15 m bench height is used for mining both ore and waste.
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
Property History
Limited exploration activity was first recorded in 1937. In 1984, prospector Richard Haslinger and BP Resources Canada Limited (“BP Resources”) located claims on the current site.
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
1On July 15, 2010, we announced the acquisition of a 25% gold stream interest on the Mount Milligan project from TCM for $311.5 million and cash payments equal to the lesser of $400 or the prevailing market price for each payable ounce of gold until the delivery of 550,000 ounces to us, and the lesser of $450 or the prevailing market price for each additional ounce thereafter.
2On December 15, 2011, we increased our gold stream interest on the Mount Milligan project by an additional 15% for $270 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to us (replacing the payment structure of the July 15, 2010 transaction).
3On August 9, 2012, we increased our gold stream interest in the Mount Milligan project by an additional 12.25% for $200 million and cash payments equal to the lesser of $435 or the prevailing market price for each payable ounce of gold delivered to us.
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
Permitting and Encumbrances
As of the Technical Report published in 2025, TCM held or was in the process of obtaining all permits required for the operation of Mount Milligan for the defined LOM.
From 1991 to 2009, the project underwent several separate phases of mine planning and feasibility study, including two separate Environmental Assessment (“EA”) processes. During those reviews, and in response to concerns from indigenous nations, regulators, and other stakeholders, the original 1993 mine plan was redesigned such that the footprint was reduced substantially resulting in the mine plan included in the 2008/2009 permit applications.
Mount Milligan Mine received an EA Certificate #M09-01 (EAC #M09-01) under the BC Environmental Assessment Act in March 2009. The Mine subsequently received a Mines Act Permit M-236 from the Province of BC in September 2009 as well as permits under the Environmental Management Act for effluent discharge (Permit 104777), refuse discharge (Permit 104778), and air discharge (Permit 104779). As Mount Milligan Mine included the deposition of PAG waste rock and mine tailings into King Richard Creek and in two headwater tributaries of Alpine Creek in the Rainbow Creek watershed, designation of King Richard Creek and Alpine Creek tributaries as a tailings impoundment area (“TIA”) under the Metal Mine Effluent Regulation (“MMER”) was required. This designation was made in November 2010 when the Governor in Council amended Schedule 2 of the MMER to designate these waterbodies as a TIA (Canada Gazette Part II, Volume 144, Number 24). The mine has been operating under these approvals and subsequent amendments since commencement. EAC #M09-01 has since been amended 11 times and Permit M-236 has been amended 12 times.

In March 2025, Mount Milligan Mine submitted a joint Environmental Assessment Act / Mines Act / Environmental Management Act combined certificate and permit amendment application to allow for the continuation of its operations through 2035. The application also included the 10% expansion in plant throughput and increased stockpile capacity needed for plant feed flexibility. As at December 31, 2025, the security currently held with the BC Ministry of Mines was C$51.3 million, based on an approved 2019 Reclamation Plan. An updated Reclamation Plan was submitted in March 2025 and approved by the province in January 2026. As a result, the security currently held with the BC Ministry of Mines will be updated in 2026.
In May 2025, Mount Milligan Mine submitted Water Sustainability Act (“WSA”) Water Licence applications for additional groundwater wells under the existing licence for Lower Rainbow Valley Wellfield and a new licence for the

Phillip Lake Wellfield. Groundwater over surface water withdrawals is prioritized due to the uncertainty caused by dry and drought climate conditions and climate change. Prioritizing additional groundwater withdrawal over surface water will lower impacts to surface water impacts on fish and aquatic life and will assist in further protecting aquatic resources. While the applications seek additional volume to be authorized for withdrawal from these aquifers, a threshold for the cumulative annual withdrawal from all WSA licences subject to the site-wide adaptive management and monitoring plan has also been introduced to reflect the intention to prioritize groundwater rather than seeking additional volume from the watershed. Approvals were received in September 2025.
To construct the 2045 LOM plan, both provincial and federal approvals will be required. Similar to the original 2008 permitting, the project will require updates to the EA Certificate, Mines Act Permit, Environmental Management Act permits, and an amendment to the Metal and Diamond Mining Effluent Regulation Schedule 2 designating Alpine Lake and other tributaries as storage facilities for mine waste. Additional authorizations will be required under the Fisheries Act, Water Sustainability Act, Lands Act, Forest Act, Heritage Conservation Act, and Wildlife Act. Following approvals for the LOM plan, the reclamation bonding for the site will be updated. Application submissions to support the LOM plan are expected begin in 2028 with final approvals being received in 2031 prior to the start of construction of TSF #2. Mineral tenure claims covering the LOM plan are currently in place, however they will require renewal in 2029.
On January 20, 2026, Centerra reported Mount Milligan received an amended environmental assessment and all related permits to allow for the continuation of its operations through 2035. These authorizations include a 10% expansion in plant throughput beginning in 2028 and increased stockpile capacity needed for plant feed flexibility.
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
Recent Developments
Gold stream deliveries from Mount Milligan were approximately 52,500 ounces during the year ended December 31, 2025, compared to approximately 58,000 ounces during the year ended December 31, 2024. Copper stream deliveries from Mount Milligan were approximately 10.5 million pounds during the year ended December 31, 2025, compared to approximately 11.8 million pounds during the year ended December 31, 2024. Gold and copper stream deliveries for the year ended December 31, 2025, relate to mine production during the approximate period August 2024 to July 2025. The decrease in gold and copper deliveries was primarily due to differences in the timing of shipments and settlements during the periods, as well as lower grades, recovery and throughput experienced at the mine. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
On September 11, 2025, Centerra announced the results of a pre-feasibility study (“PFS”) for the Mount Milligan mine in British Columbia that confirms a LOM extension of approximately 10 years, to 2045, with the potential to increase the process plant throughput by approximately 10% in 2029. The NI 43-101 technical report supporting the disclosure of the PFS results was filed on October 21, 2025.
According to Centerra, key highlights of the PFS include:
•Extended mine life with further growth potential. The LOM is expected to be extended by approximately 10 years, to 2045. Drilled inventory from recent step-out and infill drilling programs has confirmed the continuation of mineralization to the west of the current open pit, and a second TSF will be constructed in the first half of the 2030s. Ongoing exploration continues to highlight the potential to further expand mineral resources and extend mine life beyond the updated plan, and the TSF footprint has been designed to accommodate future lifts to provide flexibility for potential further LOM extensions that could add multiple decades of capacity beyond the current mine life of 2045.

•Increased throughput and recovery. In 2029, process plant throughput is expected to increase by 10%, from 60,000 tpd to approximately 66,300 tpd, by upgrading the ball mill motors. Flotation capacity is also expected to increase, which should deliver a modest improvement in gold and copper recoveries of about 1%.
•Consistent gold and copper production. Average annual production from 2026 to 2042, is expected to be approximately 150,000 ounces of gold and 69 million pounds of copper, followed by the processing of low-grade stockpiles from 2043 to 2045.
•Significantly increased gold and copper reserves. An updated proven and probable mineral reserve totaling 483.2 million tonnes, with an average grade of 0.28 grams per tonne (“g/t”) gold and 0.16% copper, containing 4.4 million ounces of gold and 1.7 billion pounds of copper was included in the PFS. This represents a 56% increase from the 2.8 million ounces of gold reserves and a 52% increase from the 1.2 billion pounds of copper reserves reported at the end of 2024, driven mainly by resource conversion related to increased tailings capacity and infill drilling.
On January 20, 2026, Centerra reported that it continues to progress engineering and other studies to support future permit authorizations required to achieve the extension of the Mount Milligan mine life to 2045 as outlined in the PFS. In January 2025, Mount Milligan was selected by the Province of British Columbia as one of four mining projects which would qualify for expedited permitting to support economic development in the province.
Pueblo Viejo
The disclosures below regarding Pueblo Viejo are derived from the Technical Report on the Pueblo Viejo Mine, Sánchez Ramírez Province, Dominican Republic dated March 17, 2023 in accordance with NI 43-101 and CIM Standards, as well as press releases issued by Barrick. Royal Gold requested that the operator either (i) designate qualified persons who would prepare a technical report summary under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the property, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare a technical report summary under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the property, and the operator denied the request.
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
The Pueblo Viejo mine is supplied with electric power from two sources via two independent 230 kV transmission circuits. In 2013, Pueblo Viejo Dominicana Corporation (“PVDC”) commissioned a 218-megawatt (“MW”) Wartsila combined cycle reciprocating engine power plant, together with an approximately 72 km transmission line connecting the plant to the mine site. The power plant is located near the port city of San Pedro de Macoris on the south coast and provides the long-term power supply for the Pueblo Viejo mine. The plant is dual fuel and was converted to natural gas from heavy fuel oil in 2020. In 2019, PVDC signed a 10-year natural gas supply contract with AES Andres DR, S.A. (“AES”) in the Dominican Republic. AES also completed a new gas pipeline to the facility. The power plant began supplying power to the mine using natural gas in the first quarter of 2020.
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
A TSF is operating in the El Llagal valley approximately 3.5 km south of the plant site and the progressive raising of a large rock-filled dam with an impermeable saprolite core is underway.
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
Area of Interest
At Pueblo Viejo, our stream interest covers a portion of the Special Lease Agreement of Mining Rights (“SLA”), as amended in November 2009 and in October 2013, covering 4,880 hectares. The SLA has a term of 25 years with one extension by right for 25 years and a second 25 year extension at the mutual agreement of Barrick and the Dominican state, allowing a possible total term of 75 years.
Under the SLA, PVDC is obligated to make the following payments to the Dominican Republic: a NSR royalty of 3.2% based on gross revenues less some deductible costs (royalties do not apply to copper or zinc); a net profits interest of 28.75% based on an adjusted taxable cash flow; a corporate income tax of 25% based on adjusted net income; a withholding tax on interest paid on loans and on payments abroad; and other general tax obligations. The SLA tax regime includes a stability clause.
Stream Agreement
Under the Precious Metals Purchase and Sale Agreement dated August 5, 2015 between RGLD Gold and BGC Holdings Ltd., and Barrick, as amended, RGLD Gold owns the right to purchase 7.5% of Barrick’s interest in the gold produced from the Pueblo Viejo mine until 990,000 ounces of gold have been delivered, and 3.75% thereafter. The cash purchase price for gold is 30% of the spot price of gold per ounce delivered until 550,000 ounces of gold have been delivered, and 60% of the spot price of gold per ounce delivered thereafter. RGLD Gold also owns the right to purchase 75% of Barrick’s interest in the silver produced from the Pueblo Viejo mine until 50 million ounces of silver have been delivered, and 37.5% thereafter, subject to delivery deferral mechanisms below contract specified recovery rates. The cash purchase price for silver is 30% of the spot price of silver per ounce delivered until 23.1 million ounces of silver have been delivered, and 60% of the spot price of silver per ounce delivered thereafter. As of December 31, 2025, approximately 397,200 ounces of payable gold and 14.0 million ounces of payable silver have been delivered to RGLD Gold. As noted above, Barrick holds a 60% interest in the Pueblo Viejo mine, and RGLD Gold does not have the right to purchase gold or silver attributable to the remaining 40% not held by Barrick.
Property Description
Pueblo Viejo is a production stage property consisting of a conventional open pit surface mine and a complex processing circuit designed to process refractory gold-silver ore through pressure oxidation. Gold and silver are recovered through a carbon-in-leach (“CIL”) circuit and electrowinning. Barrick is ramping up production after completing a plant expansion project designed to increase throughput from 9 Mtpa to 14 Mtpa and allow the mine to maintain average annual gold production of approximately 800,000 ounces (100% basis, including the 40% interest not held by Barrick). Barrick is also working on a mine life extension that will extend the mine life to 2048.
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
Gold and silver are recovered through pressure oxidation (autoclave) of whole ore and flotation concentrate, followed by hot cure and hot lime boil, prior to cyanidation of gold and silver in a CIL circuit. The autoclave circuit was initially designed to oxidize approximately 1,750 tonnes of sulfide per day, which is equivalent to about 24,000 tonnes of run-of-mine ore at 7.5% of sulfide. The process plant expansion flowsheet includes an additional primary crusher, coarse ore stockpile and ore reclaim delivering to a new single stage semi-autogenous mill, and a new flotation circuit that concentrates the bulk of the sulfide ore prior to oxidation. The concentrate is blended with fresh milled ore to feed the modified autoclave circuit, which has additional oxygen supplied from a new 3,000 tpd facility. The existing autoclaves have been upgraded to increase the sulfur processing capacity of each autoclave through additional high-pressure cooling water and recycle flash capability using additional slurry pumping and thickening.
The currently-operating Lower Llagal TSF, comprised of one main dam and three saddle dams, is located in the El Llagal valley, approximately 3.5 km south of the plant site. In conjunction with the plant expansion project, Barrick is currently advancing work on the new El Naranjo TSF. Barrick’s timeline for commissioning of the El Naranjo TSF is by late 2029, and Barrick expects the facility to provide storage capacity beyond the current mine life, which is expected to be to 2048.
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
PVDC completed a Feasibility Study on the Mine in September 2005 and presented an EIA to the Dominican state in November of the same year. The terms of reference for the Mine were approved by the Environmental Authority on May 30, 2005, and the Ministry of Environment approved the EIA in December 2006 and granted the Environmental License 101-06. Other changes have been submitted to the authorities for additional facilities. The last amendment to the Environmental License was issued on June 29, 2017, which authorized the construction of an emulsion plant. Requirements of the Environmental License included submission of detailed design of tailings dams, installation of monitoring stations, and submission for review of the waste management plan and incineration plant.
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
Recent Developments
Gold stream deliveries from Pueblo Viejo were approximately 28,000 ounces for the year ended December 31, 2025, compared to approximately 26,500 ounces for the year ended December 31, 2024. The increase in gold production was primarily a result of higher throughput and grades processed driven by mine and stockpile feed sequencing during the period. Deliveries are quarterly and typically occur 1 to 3 months after mine production. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 873,900 ounces for the year ended December 31, 2025, compared to 859,900 ounces for the year ended December 31, 2024. Deliveries are quarterly and typically occur 1 to 3 months after mine production. Silver stream deliveries are based on a fixed payability factor of 99.0%. During the year ended December 31, 2025, an additional 801,100 ounces of silver deliveries were deferred. As of December 31, 2025, approximately 2.471 million ounces remain deferred. The deferred ounces are the result of a mechanism in the stream agreement that allows for the deferral of deliveries in a period if Barrick’s share of silver production is insufficient to cover its stream delivery obligations. The stream agreement terms include a fixed 70% silver recovery rate but permits the deferral of ounces if recovery rates fall below 52.5%. In the event silver recoveries do not exceed 52.5% in the future, no deferred silver ounces are required to be delivered.
On February 5, 2026, Barrick reported that activity related to the mine life extension continues to focus on housing, resettlement and the El Naranjo TSF. According to Barrick, over 600 homes have been constructed, more than 300 families are resettled, and 70% of resettlement packages have now been accepted. Barrick further reported that detailed engineering for the tailings water management system is now complete with permits expected in H1 of 2026 while the permitting package for the starter dam will be submitted within Q1 2026. Barrick also reported that 2026 gold production on a 60%

basis is expected to range between 350,000 and 400,000 ounces, which compares to 379,000 ounces in 2025. Barrick does not provide silver production guidance.
Cortez
The disclosures below regarding Cortez are derived from the Technical Report on the Cortez Complex dated March 18, 2022 pursuant to NI 43-101 and CIM Standards, and from Barrick’s Annual Information Form, dated March 14, 2025, and Management’s Discussion and Analysis, dated February 5, 2026, pursuant to NI 43-101, as well as press releases issued by Barrick. Royal Gold requested that the operator either (i) designate qualified persons who would prepare a technical report summary under S-K 1300 for filing with the SEC and sufficiently coordinate with us to enable us to prepare disclosure of all required information under S-K 1300 relating to the property, or (ii) provide qualified persons designated by us with site access and underlying technical data, reports, models, and other information sufficient for the qualified persons designated by us to prepare a technical report summary under S-K 1300 for filing with the SEC and enable us to prepare disclosure of all required information under S-K 1300 relating to the property, and the operator denied the request.
Location
Cortez is a series of large open pit and underground mines, utilizing mill and heap leach processing, which are operated by NGM, a joint venture between Barrick and Newmont with respect to their Nevada operations. We refer to the Cortez property and its multiple mines and projects as the Cortez Complex, and the terms “Cortez” and “Cortez Complex” are used interchangeably. The operation is located approximately 95 km southwest of Elko, in Lander County, Nevada, at 40.24°N latitude and 116.71°W longitude at an elevation of approximately 1,525 m (mill and administration facility).
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
For purposes of simplified disclosure, we have divided our royalty interests at the Cortez Complex into two zones: the Legacy Zone and the Cortez Complex Zone (“CC Zone”). The Legacy Zone is our largest royalty exposure at the Cortez Complex, representing an equivalent 9.0% GSR royalty rate over the Pipeline and Crossroads deposits. The CC Zone includes an equivalent 1.6% GSR royalty over the Cortez Hills, Cortez Pits, Fourmile, and Goldrush deposits, a 2.3% GSR royalty rate over the Goldrush SE deposit, and a 2.6% GSR royalty rate over the Robertson deposit.
NGM does not provide guidance or production results for the individual mines within the Cortez Complex, and both of the NGM partners provide consolidated guidance and results for their respective interests. We have typically provided, and subject to approval by Barrick, expect to continue to provide, annual guidance for the total gold production subject to the Legacy Zone royalty interests. This guidance includes overlapping contributions from the Pipeline and Crossroads deposits in certain areas and is not directly comparable to actual production from these deposits.

Table 1 Cortez Complex – Royal Gold Royalty Interests

Mine/Deposit/Area		Mine Type	Ore Process	Simplified Royalty Rates		Detailed Royal Gold Royalty Coverage and Rates
				Approximate Blended GSR Rate[1]		Legacy Royalties[2]			Rio Tinto Royalty	Idaho Royalty	Sandstorm Royalty
						Royalty Applicable	Royalty Rate		Royalty Rate	Royalty Rate[8]	Royalty Rate[9]
							Royalty Rate	Approximate Blended Rate[3]
Producing	Pipeline	Open Pit	Heap leach, oxide mill, roaster, autoclave	Legacy Zone	9.0%	GSR1, GSR2	5% GSR[4]	8% GSR	1.2% GVR[7]	0.24% GSR
						GSR3	0.7125% GSR
						NVR1	4.94% NVR
	Crossroads	Open Pit	Heap leach, oxide mill, roaster			GSR2	5% GSR[4]
						GSR3	0.7125% GSR
						NVR1C	4.55% NVR[5]
	Cortez Hills	Underground	Oxide mill, roaster, autoclave	CC Zone	1.6%					0.45% GSR
	Cortez Pits	Open Pit	Oxide mill, heap leach, roaster
Development	Fourmile	Underground	Roaster, autoclave
	Goldrush	Underground	Roaster, autoclave
	Goldrush SE	Underground	Roaster, autoclave		2.3%	NVR2	1.0% NVR[6]
	Robertson	Open Pit	Oxide mill, heap leach		2.6%						2.25% NSR
_______________________________

(1)
Approximate equivalent royalty after blending the detailed royalty rates for the Cortez Complex production forecast for 2026-2035. Assumes total deduction to the Rio Tinto Royalty of 4%, and a 65% conversion from NVR to GSR rates for the Legacy royalties.

(2)
Legacy Royalties are those royalties held by Royal Gold prior to August 2, 2022, and consist of overlapping royalties on the Pipeline and Crossroads deposits, with additional royalties covering a portion of the Goldrush deposit and other exploration areas. Additional royalty interests were acquired at NVR1 and NVR1C in September, 2025.

(3)	The overlapping royalties in the Legacy Zone are equivalent to an approximate 8% GSR royalty on production subject to this interest.
(4)	GSR1 and GSR2 are sliding-scale gross value royalties that vary from a rate of 0.4% at gold prices less than $210/oz to 5.0% at gold prices greater than $470/oz.
(5)	A small portion of the Crossroads deposit has a royalty rate of 4.94%.
(6)	NVR2 covers the south-east extension of the Goldrush Project on the Flying T Ranch.
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
                  (gold produced from Pipeline and Crossroads) x (gold price) x (0.689% GSR) +
                  (gold produced from Cortez Hills, Cortez Pits, Goldrush, Fourmile and Robertson) x (gold price) x (1.2859% GSR)]}
The total third-party royalty deduction for the Legacy Royalties and the Idaho Royalty can be approximated as 3% through 2032 and 1.4% thereafter.

(8)	Idaho Royalty rates are rounded.
'(9)	1.0-2.25% sliding scale NSR royalty acquired with the acquisition of Sandstorm Gold on October 20, 2025.
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
Robertson Royalty - Mining Claim Deed with Reservation of Net Smelter Returns Royalty dated June 7, 2017 between Coral Resources, Inc. and Barrick Cortez Inc., recorded as Document No. 280679 in Lander County; and Assignment and Assumption of Mining Leases and Option Agreement with Reservation of Net Smelter Returns Royalty dated June 7, 2017 between Coral Resources, Inc. and Barrick Cortez Inc., recorded as Document No. 280680 in Lander County.
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
The Goldrush underground mine is currently ramping up to full production levels after officially opening in early 2024. The primary access is a set of twin declines and the primary method of extraction at the Goldrush mine is longhole open stoping. The basic mining unit is a stope with the dimensions of 15 m (width) by 15 m (strike length) by 20 m (height). The stopes are extracted on a transverse primary/secondary system with (where possible) a continuous mining front. Broken material is hauled from the mine using 63-tonne capacity haul trucks out of the mine declines. Void space is then filled with cemented rock fill. A paste plant is expected to be constructed to provide backfill.
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
Property History
In 1964, a joint venture was formed to explore the Cortez area. In 1969, the original Cortez mine went into production. From 1969 to 1997, gold ore was sourced from open pits at Cortez, Gold Acres, Horse Canyon and Crescent. In 1991, the Pipeline and South Pipeline deposits were discovered, with development approval received in 1996. In 1998, the Cortez Pediment deposit was discovered, with the Cortez Hills discovery announced in April 2003. The Cortez Hills development was approved by Placer Dome and Kennecott, then partners in a joint venture, in September 2005 and confirmed by Barrick in 2006. Barrick obtained an interest in the Cortez property through its acquisition of Placer Dome in 2006. Barrick consolidated its 100% interest in the property following its purchase of the Kennecott interest in 2008. On July 1, 2019, Barrick’s interest in Cortez was contributed to NGM.
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
The Goldrush deposit has a maximum thickness of 76 m, a width of about 425 m, and extends along strike for approximately 5,275 m. The deepest significant intercept is currently at 1,435 m. The Goldrush system remains open to the north into Fourmile, to the southeast, and in multiple directions in the Ken Balleweg Domain.
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
Recent Developments
Production attributable to our royalty interests at the Cortez Complex for the year ended December 31, 2025, was approximately 743,300 ounces of gold, of which 93,600 ounces were attributable to the Legacy Zone, and 649,700 ounces were attributable to the CC Zone, compared to approximately 720,200 ounces of gold for the year ended December 31, 2024, of which 209,200 ounces were attributable to the Legacy Zone, and 511,000 ounces were attributable to the CC Zone.
In its 2024 Annual Information Form issued in March 2025, Barrick reported that the Cortez open pit operation is expected to continue until 2034 and the underground operation until 2042, and the planned conversion of existing resources to reserves at Cortez has the potential to extend open pit and underground mining operations to at least 2038 and 2052, respectively.
On September 16, 2025, Barrick released the results of a preliminary economic assessment (“PEA”) on the Fourmile Project, which is included in Royal Gold’s royalty interests covering the Cortez Complex. According to Barrick, the PEA indicates the potential to achieve average annual gold production levels of approximately 600,000 to 750,000 ounces over a mine life exceeding 25 years. Royal Gold’s royalty interests over the Fourmile Project are equivalent to an approximate 1.6% gross smelter return royalty rate.
On February 5, 2026, Barrick disclosed that it expects to continue exploration and studies at the Fourmile Project in 2026, including development of the twin surface portals in Crescent Valley late in the year, and complete a PFS in 2028. Barrick reported that 2025 exploration drilling focused on resource definition drilling, extensional stepouts and satellite exploration targeting, and notable results provided for the extension of the Dorothy ore zone by 150 meters from prior drill intercepts, identification of potential mineralization along a 1 kilometer corridor below the Mill Canyon stock to the north, and the confirmation of mineralization more than 300 meters further downdip from prior intercepts at the Charlie area.
Further on February 5, 2026, Barrick provided 2026 gold production guidance for the Cortez Complex of approximately 700,000 to 780,000 ounces on a 100% basis, which compares to 738,000 ounces in 2025. Our royalties overlap at Cortez and we expect the average blended royalty rate to range between 3.5% and 4% over this production in 2026.

ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company and their ages as of February 1, 2026, are as follows:
William Heissenbuttel, 60, has more than 37 years of corporate finance experience, including over 30 years in project and corporate finance in the metals and mining industry. Mr. Heissenbuttel has served as our President and Chief Executive Officer and a Class I director since January 2020. Previously, he served as our Chief Financial Officer and Vice President Strategy from 2018 to January 2020, Vice President Corporate Development from 2007 to 2018, Vice President Operations in 2015 and 2016, and Manager Corporate Development in 2006 and 2007. Prior to joining Royal Gold, Mr. Heissenbuttel served as Senior Vice President from 2000 to 2006 and Vice President from 1999 to 2000 at N M Rothschild & Sons (Denver) Inc. From 1994 to 1999, he served as Vice President and then Group Vice President at ABN AMRO Bank N.V. From 1987 to 1994, he was a Senior Credit Analyst and an Associate at Chemical Bank Manufacturers Hanover. Mr. Heissenbuttel holds a Master of Business Administration degree from the University of Chicago and a Bachelor of Arts degree from Northwestern University.
Daniel Breeze, 53, has 28 years of technical and commercial experience across international markets. Mr. Breeze has served as Senior Vice President, Corporate Development of our wholly owned subsidiary, RGLD Gold AG, since March 2024 and is a member of the Board of Directors of RGLD Gold. Mr. Breeze previously served as Vice President, Corporate Development of RGLD Gold from January 2019 to February 2024. Additionally, Mr. Breeze has served as a Director of the Denver Gold Group since January 2025. Before joining Royal Gold, Mr. Breeze worked for Bank of Montreal from 2010 to December 2018, serving most recently as Managing Director, Equities, for BMO Capital Markets, based in Zürich, Switzerland, where he was focused primarily on the mining sector. Previously, Mr. Breeze was a member of the Equities Group at UBS Investment Bank where he worked extensively with North American and European mining companies across the commodity spectrum. Prior to his banking career, Mr. Breeze was a member of the geotechnical and mining team at Golder Associates. Mr. Breeze holds Master of Engineering and Master of Business Administration degrees from the University of Toronto and a Bachelor of Science degree in Civil Engineering from the University of Manitoba. Mr. Breeze is also a registered Professional Engineer.

Paul Libner, 52, has nearly 30 years of finance and accounting experience. Mr. Libner has served as our Senior Vice President and Chief Financial Officer since March 2024. Previously, he served as our Chief Financial Officer and Treasurer from January 2020 to February 2024, Controller and Treasurer from June 2018 to January 2020, and Controller from 2004 to May 2018. Mr. Libner began his career with Ernst & Young where he provided audit and business advisory services, primarily for the financial services and healthcare industries, and later held various finance and accounting roles within the financial services industry. Mr. Libner holds a Bachelor of Science degree and Master of Accountancy degree from the University of Denver.

Martin Raffield, 57, has over 32 years of underground and open pit mining experience in operational, corporate, construction and consulting roles in North and South America, Africa and Europe. Dr. Raffield has served as Senior Vice President, Operations since March 2024. Dr. Raffield previously served as Vice President, Operations from January 2022 to February 2024. Prior to joining Royal Gold, Dr. Raffield operated an independent consulting company during 2021. From November 2019 to September 2020, he was the Executive Vice President and Chief Operating Officer of Harte Gold Corp. Dr. Raffield served Golden Star Resources as Executive Vice President and Chief Technical Officer in 2019 and Senior Vice President, Project Development and Technical Services from 2011 to 2018. From 2007 to 2010 he was engaged by SRK Consulting (USA) as Principal Consultant and Practice Leader. Prior to 2007 he held various operational positions in Canada and South Africa with Breakwater Resources, Placer Dome and Johannesburg Consolidated Investments, including Mining Manager at Myra Falls Mine, Mine Superintendent and Chief Engineer at Campbell Mine and Manager Rock Engineering at South Deep Mine. Dr. Raffield holds a Ph.D. in geotechnical engineering and a B.Sc. in mining geology from Cardiff University in the United Kingdom.

Randy Shefman, 53, has more than 30 years of legal experience in international transactions across the mining, oil and gas, and power sectors. Mr. Shefman has served as our Senior Vice President and General Counsel since March 2024. Previously, he served as our Vice President and General Counsel from January 2020 to February 2024 and Associate General Counsel from 2011 to January 2020. Prior to Royal Gold, Mr. Shefman was in private legal practice with regional and international law firms, including LeBouef Lamb Greene & MacRae, Holland & Hart, and Hogan Lovells. Mr. Shefman holds an LL.M. degree in Environmental and Natural Resources Law and Policy from the University of Denver, a J.D. degree from the University of Colorado, and a Bachelor of Arts degree in history from the University of Michigan.
David Crandall, 43, has advised companies regarding corporate governance, SEC reporting, capital markets, and transactional matters for over 18 years. He joined Royal Gold as Vice President, Corporate Secretary and Chief Compliance Officer in February 2024. Before joining Royal Gold, Mr. Crandall was in private legal practice, most recently as a partner at Hogan Lovells since 2017 and previously in other roles at Hogan Lovells and other international law firms. Mr. Crandall holds a J.D. degree from Stanford Law School and a Bachelor of Arts degree from Johns Hopkins University.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is listed and trades on the Nasdaq Global Select Market under the symbol “RGLD.” As of February 11, 2026, we had 850 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Dividends
On November 18, 2025, we announced an increase in our annual dividend for calendar year 2026 from $1.80 to $1.90 per share, payable on a quarterly basis of $0.475 per share. The newly declared dividend is 6% higher than the dividend paid during calendar year 2025. We have steadily increased our annual dividend for 25 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Presentation
This Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, generally discusses year-to-year comparisons between the year ended December 31, 2025 and the year ended December 31, 2024. A discussion of the changes in our financial condition and results of operations for the year ended December 31, 2023 has been omitted from this report, but may be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our website at www.royalgold.com.
Overview of Our Business
We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in production, development or exploration stage in exchange for stream or royalty interests.
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right to purchase all or a portion of one or more metals produced from a mine, at a price determined for the life of the transaction by the purchase agreement. As of December 31, 2025, we owned stream interests relating to 18 production stage properties and 5 development stage properties. Stream interests accounted for 67% of our total revenue for each of the years ended December 31, 2025 and 2024. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2025, we owned royalty interests relating to 63 production stage properties, 24 development stage properties and 254 exploration stage properties, of which we consider 76 to be evaluation stage properties. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 33% of our total revenue for each of the years ended December 31, 2025 and 2024.
We do not conduct mining operations on the properties in which we hold stream and royalty interests, and we generally are not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties (except for the joint venture interest in Hod Maden).
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
Business Highlights and Uncertainties
Acquisition of Sandstorm Gold and Horizon Copper
On October 20, 2025, we acquired all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”), collectively referred to as “the Transaction.” Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and stream interests, on mining projects across various stages of development.
With respect to the Transaction, Royal Gold issued 18.6 million shares of common stock to Sandstorm shareholders and assumed stock options exercisable for 0.7 million shares of common stock to complete the Transaction and paid $380.9 million in cash to fully repay the outstanding balance drawn on the Sandstorm credit facility. Upon completion of the Transaction, Royal Gold's outstanding share count increased to 84.5 million shares. Royal Gold paid C$127.1 million

($90.4 million) in cash consideration to the shareholders of Horizon (excluding Sandstorm) and funded Horizon's purchase of its outstanding warrants for C$40.6 million ($28.9 million).
Mount Milligan Pre-Feasibility Study (“PFS”)
On September 11, 2025, Centerra announced the results of a PFS for Mount Milligan which extends the life of mine (“LOM”) by approximately 10 years to 2045, supported by an optimized mine plan delivering average annual production of 150,000 ounces of gold and 69 million pounds of copper from 2026 to 2042, followed by the processing of low-grade stockpiles from 2043 to 2045. The PFS includes the construction of a second tailings storage facility that is expected to provide the potential for future raises which could add multiple decades of storage capacity beyond the 2045 LOM, and ball mill motor upgrades and flotation cells in 2028 to increase process plant throughput by about 10% to 66,300 tonnes per day and increase recovery by approximately 1%. Centerra reported that recent drilling confirms mineralization remains open to the west of the current resource pit. Centerra continues to advance exploration aimed at expanding the mineral resource and assessing opportunities to extend the mine life beyond the updated plan.
RGLD Gold owns the right and obligation to purchase 35% of the payable gold and 18.75% of the payable copper produced from Mount Milligan (the “Milligan Stream Agreement”). Payable gold is calculated as 97% of contained gold in concentrate. Payable copper is calculated as the greater of 95% or the actual percentage paid to Centerra. The cash purchase price for gold is equal to the lesser of $435 per ounce, with no inflation adjustment, or the prevailing market price when purchased. The cash purchase price for copper is 15% of the spot price.
In February 2024, RGLD Gold entered into a Processing Cost Support Agreement (the “Cost Support Agreement”), whereby subject to certain conditions, RGLD Gold agreed to provide cost support payments for gold and copper deliveries under the Milligan Stream Agreement in exchange for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future, and a free cash flow interest in Mount Milligan. Until either 375,000 ounces of gold or 30,000 tonnes of copper have been delivered with a bill of lading date on or after January 1, 2024 (estimated to occur in approximately 2030), RGLD Gold has agreed to provide cost support payments only when the gold price is at or below $1,600 per ounce and the copper price is at or below $3.50 per pound. In such case, and only at Centerra’s election, RGLD Gold has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 66% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. RGLD Gold may recover any such payments from future cash support payments beginning after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper when metal prices are above $1,600 per ounce of gold and $3.50 per pound of copper. In addition, after the delivery of either 375,000 ounces of gold or 30,000 tonnes of copper, RGLD Gold has agreed to provide cost support payments, in the case of gold, equal to the lower of either $415 or 50% of the gold spot price less $435 for each ounce of gold delivered, and in the case of copper, equal to 35% of the spot copper price for each pound of copper delivered. Finally, following the delivery of 665,000 ounces of gold (estimated to occur in approximately 2036), RGLD Gold has agreed to provide cost support payments, in the case of gold, equal to the lower of either $615 or 66% of the gold spot price less $435 for each ounce of gold delivered, and following the delivery of 60,000 tonnes of copper (estimated to occur in approximately 2036), RGLD Gold has agreed to provide cost support payments, in the case of copper, equal to 51% of the spot copper price for each pound of copper delivered. The Milligan Stream Agreement remains in place and is unaffected by the Cost Support Agreement.
Kansanshi Gold Stream Acquisition
On August 5, 2025, RGLD Gold entered into a precious metals purchase agreement for gold deliveries referenced to copper production from the Kansanshi copper-gold mine in the North Western Province of Zambia, operated and 80% owned by a subsidiary of First Quantum.
RGLD Gold made an advance payment of $1.0 billion (“Advance”) in return for a gold stream referenced to copper production, with deliveries of 75 ounces of gold per million pounds of recovered copper produced until the delivery of 425,000 ounces; 55 ounces of gold per million pounds of recovered copper produced between the delivery of 425,001 ounces and 650,000 ounces; and 45 ounces of gold per million pounds of recovered copper produced thereafter. Additionally, and depending on the achievement of certain objectives as described below, RGLD Gold has granted options to First Quantum to accelerate stream deliveries and reduce the outstanding Advance:
i.Acceleration Option 1: From the earlier of the achievements by First Quantum of a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, it will have a one-year period to exercise the option and deliver gold worth up to $200 million over a 14-month period from the date of option exercise and reduce the stream rates and delivery thresholds, ratably, by up to 20%.

ii.Acceleration Option 2: If First Quantum achieves either a minimum ‘BBB-’ or equivalent senior unsecured debt rating from a rating agency, or shows a Net Debt/TTM EBITDA ratio of 1.25x or less, over four consecutive quarters and achieves certain operational conditions, it will have a one-year period to exercise the option and deliver gold worth up to $100 million over a 7-month period from the date of option exercise and reduce the stream rates and delivery thresholds, ratably, by up to a further 10%.

RGLD Gold will pay 20% of the spot gold price for each ounce delivered. Should First Quantum achieve a minimum ‘BB’ or equivalent senior unsecured debt rating from a rating agency, or a Net Debt/TTM EBITDA ratio of 2.25x or less over three consecutive quarters starting from March 31, 2026, RGLD Gold will pay 35% of the spot gold price for each ounce delivered.
The acquisition was funded with available cash and a draw of $825.0 million on our revolving credit facility.
Warintza Project Stream and Royalty
On May 21, 2025, RGLD Gold entered into a gold purchase agreement (“Gold Stream Agreement”) with Solaris Resources Inc., and a separate NSR royalty agreement (“Royalty Agreement”) covering all metals with Solaris Resources AG, a wholly owned subsidiary of Solaris Resources, Inc. (collectively, “Solaris”) for metals produced from the Warintza Project (“Warintza”) located in Southeastern Ecuador. The advance payment for the acquisition totals $200.0 million in cash consideration, including $100.0 million paid upon closing, $50.0 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study for the project, which are expected to be completed in the first quarter of 2026, and $50.0 million payable one year after closing, subject to certain conditions including registration of security in Ecuador. The $100.0 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be terminated with the full return of the advance payment at the option of RGLD Gold or Solaris if a change of control of Solaris or Warintza occurs, or by RGLD Gold if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement covers approximately 31 square kilometers, and will expand to 186 square kilometers if the termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RGLD Gold received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is terminated for any of the events referenced above, the NSR rate will be the rate in place at the time of exercise if the termination is exercised by RGLD Gold, or 0.60% if the termination is exercised by Solaris. The area of interest will reduce to approximately 31 square kilometers if the termination is exercised by RGLD Gold.
RGLD Gold holds certain rights to participate in any future stream, royalty or similar production-based financing on the Warintza land package.
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
When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the 25% stream rate from 93,000 ounces to 160,000 ounces, with deliveries payable at a cash price of 40% of the spot gold price. As of December 31, 2025, 54,900 ounces of gold have been delivered under the Base Stream and Additional Stream at a cash purchase price of 20% of the spot gold price for the first 49,000 ounces delivered , and 40% of the spot gold price for each ounce delivered over 49,000 ounces.
The purchase price was funded with available cash on hand.
Metal Prices
Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years, and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.
For the years ended December 31, 2025, and 2024, the average prices and percentages of revenue by metal were as follows:

	Year Ended
	December 31, 2025		December 31, 2024
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$3,432	78%	$2,386	76%
Silver ($/ounce)(1)	$40.03	12%	$28.27	12%
Copper ($/pound)(2)	$4.51	7%	$4.15	9%
Other	N/A	3%	N/A	3%
(1)Based on the average LBMA Price for the period.
(2)Based on the average LME Price for the period.
Results of Operations
Year Ended December 31, 2025, Compared with Year Ended December 31, 2024
For the year ended December 31, 2025, we recorded net income attributable to Royal Gold stockholders of $466.3 million, or $6.70 per basic and $6.69 per diluted share, as compared to net income attributable to Royal Gold stockholders of $332.0 million, or $5.04 per basic and diluted share, for the year ended December 31, 2024. The factors driving the change in net income over the comparable period are discussed below.
For the year ended December 31, 2025, we recognized total revenue of $1.0 billion, which is comprised of stream revenue of $686.5 million and royalty revenue of $344.0 million, at an average gold price of $3,432 per ounce, an average silver price of $40.03 per ounce and an average copper price of $4.51 per pound, compared to total revenue of $719.4 million, which is comprised of stream revenue of $483.3 million and royalty revenue of $236.1 million, at an average gold price of $2,386 per ounce, an average silver price of $28.27 per ounce and an average copper price of $4.15 per pound, for the year ended December 31, 2024.

Revenue and the corresponding production attributable to our stream and royalty interests for the year ended December 31, 2025, compared to the year ended December 31, 2024, is as follows:

		Year Ended December 31, 2025			Year Ended December 31, 2024
		(In thousands, except reported production in oz. and lbs.)
Stream/Royalty	Metal(s)	Revenue	Reported Production(1)		Revenue	Reported Production(1)
Stream(2):
Mount Milligan		$223,713			$186,039
	Gold		53,200	oz.		57,500	oz.
	Copper		9.9	Mlbs.		11.8	Mlbs.
Pueblo Viejo		$129,830			$83,059
	Gold		28,100	oz.		24,900	oz.
	Silver		879,700	oz.		863,400	oz.
Andacollo	Gold	$77,896	22,400	oz.	$47,531	20,000	oz.
Kansanshi	Gold	$32,279	7,700	oz.	$—	—
Other(3)		$222,754			$166,665
	Gold		45,700	oz.		52,200	oz.
	Silver		1.5	Moz.		1.5	Moz.
Total stream revenue		$686,472			$483,294

Royalty(2):
Cortez Legacy Zone	Gold	$31,823	93,600	oz.	$58,183	209,200	oz.
Cortez CC Zone	Gold	35,715	649,700	oz.	11,611	511,000	oz.
Other(3)	Various	$276,461	N/A		$166,307	N/A
Total royalty revenue		$343,999			$236,101
Total revenue		$1,030,471			$719,395
________________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the years ended December 31, 2025 and 2024, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)Refer to Item 2, Properties, for further discussion on our principal stream and royalty interests.
(3)Individually, with the exception of the Wassa stream (5.0% for the year ended December 31, 2025 and 6.7% for the year ended December 31, 2024), Rainy River stream (6.9% for the year ended December 31, 2025 and 6.4% for the year ended December 31, 2024), Peñasquito royalty (6.8% for the year ended December 31, 2025 and 6.4% for the year ended December 31, 2024) and Xavantina stream (5.4% for the year ended December 31, 2024), no stream or royalty included within the “Other” category contributed greater than 5% of our total revenue for either period.
The increase in our total revenue for the year ended December 31, 2025, compared with the year ended December 31, 2024, resulted primarily from higher average gold, silver and copper prices, initial revenue from the Kansanshi stream and Sandstorm and Horizon assets in the fourth quarter of 2025, higher gold and silver sales from Pueblo Viejo, higher gold sales from Andacollo and higher gold production from Peñasquito which is included in other royalty revenue in the table above. The increase was partially offset by lower gold and copper sales from Mount Milligan and lower gold sales from Xavantina which is included in other stream revenue in the table above, when compared to the prior year.

Gold and silver ounces and copper pounds purchased and sold during the year ended December 31, 2025 and 2024, as well as gold, silver and copper in inventory as of December 31, 2025 and 2024, for our stream interests were as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		As of December 31, 2025	As of December 31, 2024
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	52,500	53,200	58,000	57,500	3,800	4,500
Pueblo Viejo	28,000	28,100	26,500	24,900	7,600	7,700
Andacollo	24,500	22,400	19,300	20,000	2,100	—
Kansanshi	7,700	7,700	—	—	—	—
Other	48,700	45,700	51,100	52,200	6,300	3,300
Total	161,400	157,100	154,900	154,600	19,800	15,500

	Year Ended December 31, 2025		Year Ended December 31, 2024		As of December 31, 2025	As of December 31, 2024
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	873,900	879,700	859,900	863,400	213,600	219,400
Other	1,513,100	1,516,900	1,490,700	1,531,900	115,200	119,000
Total	2,387,000	2,396,600	2,350,600	2,395,300	328,800	338,400

	Year Ended December 31, 2025		Year Ended December 31, 2024		As of December 31, 2025	As of December 31, 2024
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	10.5	9.9	11.8	11.8	0.7	—
______________________________________________
(1) Pueblo Viejo silver purchases for the year ended December 31, 2025 do not include 801,100 ounces of silver permitted to be deferred based on the terms of the Pueblo Viejo silver stream agreement. Total deferred silver ounces were 2.5 million ounces at December 31, 2025, and the timing for the delivery of this deferred amount is uncertain, if ever.
Cost of sales, which excludes depreciation, depletion, and amortization, increased to $130.9 million for the year ended December 31, 2025, from $97.5 million for the year ended December 31, 2024. The increase was primarily due to higher average gold, silver and copper prices and higher gold and silver sales from Pueblo Viejo, higher gold sales from Andacollo and initial gold sales from the Kansanshi stream acquired in the third quarter of 2025 when compared to the prior year. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the existing stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the existing stream agreement, the Mount Milligan Cost Support Agreement detailed in Note 10 of our notes to consolidated financial statements provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met, or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $49.2 million for the year ended December 31, 2025, from $40.9 million for the year ended December 31, 2024. The increase was primarily due to higher corporate costs as a result of the Sandstorm and Horizon acquisition when compared to the prior year.
Depreciation, depletion and amortization increased to $177.1 million for the year ended December 31, 2025, from $144.4 million for the year ended December 31, 2024. The increase was primarily due to depletion on the new streams and royalties acquired through the Sandstorm and Horizon acquisition and depletion on the Kansanshi stream acquired in the third quarter of 2025, partially offset by lower depletion from lower sales at Mount Milligan and Xavantina when compared to the prior year.
During the year ended December 31, 2025, we incurred costs related to the acquisition of Sandstorm and Horizon of $26.5 million.

During the year ended December 31, 2025, we realized losses from the sale of marketable securities of $50.0 million. The change was primarily due to the sale of shares in Versamet Royalties Corporation as detailed in Note 7 of our notes to consolidated financial statements.
Interest and other expense increased to $29.0 million for the year ended December 31, 2025, from $9.7 million for the year ended December 31, 2024. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year. For the year ended December 31, 2025, amounts outstanding under our revolving credit facility averaged $409.0 million at an average all-in borrowing rate of 6.1%, compared to average amounts outstanding of $80.6 million at an average all-in borrowing rate of 6.5% for the year ended December 31, 2024.
Income tax expense was $102.3 million for the year ended December 31, 2025, as compared to $93.6 million for the year ended December 31, 2024, which resulted in an effective tax rate of 17.8% in the current period and 22.0% in the prior year. The effective tax rate for the year ended December 31, 2025, included a $16.3 million tax benefit for additional recoverable basis and a tax benefit for an $11.0 million recovery of foreign withholding tax, partially offset by $2.9 million of U.S. and foreign capitalized acquisition costs. The effective tax rate for the year ended December 31, 2024 included a $13.0 million U.S. global intangible low-taxed income (“GILTI”) income tax expense related to the consideration from the Mount Milligan Cost Support Agreement.
Liquidity and Capital Resources
We use our liquidity and capital resources to fund dividends and for the acquisition of stream and royalty interests, including any conditional funding schedules. Our short-term and long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We regularly borrow and repay amounts under our revolving credit facility and will likely do so in the future. We believe that our current liquidity and capital resources will be adequate to cover our operating needs for the next 12 months, and thereafter for the foreseeable future.
At December 31, 2025, we had working capital of $256.5 million, including $233.7 million of cash and equivalents. This compares to working capital of $190.1 million, including $195.5 million of cash and equivalents at December 31, 2024. The increase in our working capital was primarily due to an increase in our available cash as a result of higher net cash proceeds from our stream and royalty interests, partially offset by acquisition related costs and higher general corporate costs related to the acquisition of Sandstorm and Horizon.
During the year ended December 31, 2025, liquidity needs were met from $704.8 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $756.5 million of total liquidity at December 31, 2025. As of December 31, 2025, we had $500 million available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of December 31, 2025. Refer to Note 8 of our notes to consolidated financial statements and below under Recent Liquidity and Capital Resource Developments for further discussion on our debt.
At December 31, 2025, our contractual cash obligations comprised the Warintza funding (see Note 4 of our notes to consolidated financial statements) and operating leases (see Note 9 of our notes to consolidated financial statements). We believe we will be able to fund all current cash obligations, including the servicing of our outstanding debt, from net cash provided by operating activities.
Please refer to our risk factors included in Item 1A, Risk Factors, of this report for a discussion of certain risks that may impact our liquidity and capital resources.
Recent Liquidity and Capital Resource Developments
Share Issuance
On October 20, 2025, Royal Gold issued 18.6 million shares of common stock for the acquisition of Sandstorm. As of December 31, 2025, Royal Gold's outstanding share count increased to 84.5 million shares.

Revolving Credit Facility Repayment
On June 26, 2025, we entered into a sixth amendment to our revolving credit facility dated as of June 2, 2017, as amended. The amendment extended the maturity date from June 28, 2028, to June 30, 2030, increased the size of the accordion feature from $250.0 million to $400.0 million and revised the leverage ratio required to be less than or equal to 4.00:1.00, rather than 4.00:1.00 for only the two fiscal quarters following the consummation of a permitted acquisition (as defined) and 3.50:1.00 at all other times.
In July 2025, we notified the members of the credit syndication group of our exercise of the accordion feature and received commitments from the group for the full $400.0 million of increased capacity. On August 5, 2025, we closed on the accordion feature with our credit syndication group, bringing our total committed revolving credit facility to $1.4 billion.
During the year ended December 31, 2025, we borrowed $1.275 billion and repaid $375 million under our revolving credit facility. At December 31, 2025, we had $900 million outstanding and $500 million available under our revolving credit facility.
In January and February 2026, we repaid $75 million and $100 million, respectively, under our revolving credit facility, resulting in $725 million outstanding and $675 million available under our revolving credit facility as of the date of this report.
Dividend Increase
On November 18, 2025, we announced an increase in our annual dividend for calendar year 2026 from $1.80 to $1.90 per share, payable on a quarterly basis of $0.475 per share. The newly declared dividend is 6% higher than the dividend paid during calendar year 2025. We have steadily increased our annual dividend for 25 years, or since calendar year 2001. We expect to pay our annual dividend using cash on hand.
Summary of Cash Flows
Operating Activities
Net cash provided by operating activities totaled $704.8 million for the year ended December 31, 2025, compared to $529.5 million for the year ended December 31, 2024. The increase, when compared to the prior year, was primarily due to higher net cash proceeds received from our stream and royalty interests of $262.3 million and cash proceeds of $44.2 million from the Mount Milligan Deferred Gold Consideration partially offset by the Sandstorm and Horizon acquisition related costs.
Investing Activities
Net cash used in investing activities totaled $1.4 billion for the year ended December 31, 2025, compared to net cash used in investing activities of $77.7 million for the year ended December 31, 2024. The increase, when compared to the prior year, was primarily due to the acquisition of the Kansanshi and Warintza streams and the cash consideration for the acquisition of Sandstorm and Horizon.
Financing Activities
Net cash provided by financing activities totaled $751.9 million for the year ended December 31, 2025, compared to net cash used in financing activities of $360.5 million for the year ended December 31, 2024. The change, when compared to the prior year, was primarily due to higher borrowings under the revolving credit facility as part of the Kansanshi stream acquisition.
Critical Accounting Estimates and Policies
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
Business Combination and Asset Acquisition Accounting
Business combinations are accounted for using the acquisition method of accounting and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair value of the assets and liabilities acquired is measured using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expenses as incurred. The operating results of an acquired business are included in our Consolidated Financial Statements from the date of acquisition.

When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition related costs are capitalized as part of the purchase consideration.
Equity Method Investments

Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net losses of its equity method investee within Interest and other expense in the Consolidated Statements of Operations and Comprehensive Income. To the extent that there is a basis difference between the amount invested and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company may elect the fair value option to account for its equity method investments if the fair value option better reflects the economics of its investment. Equity method investments accounted for under the fair value option are remeasured periodically with any changes in fair value recorded in Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.

Marketable Securities

Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.

Debt securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The Company elects the fair value option when it believes that it best reflects the underlying economics of the investment. These investments may be valued using third-party pricing services at each reporting date with changes in fair value recorded as a component of Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.
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
Revenue
A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. For royalty interests, the transfer of control generally occurs when the mine operator of the property over which the royalty interest is held, delivers the commodity to the customer. The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement.
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
We treat GILTI as a period cost and therefore do not record deferred tax impacts of GILTI in our consolidated financial statements. Our deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.
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

Forward-looking statements are often identified by words like “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for investments, acquisitions and other transactions; anticipated benefits from investments, acquisitions and other transactions; receipt and timing of future metal deliveries, including deferred amounts at Pueblo Viejo; expected benefits from the Transaction; anticipated liquidity, capital resources, financing, and stockholder returns; borrowings and repayments under our revolving credit facility; the materiality of properties within our portfolio; macroeconomic and market conditions; the anticipated effects of climate change; returns on investments; sufficiency of contractual protections; adoption of new accounting standards; valuation allowances; potential impairments; tax changes; assumptions related to fair value of equity awards; and prices for gold, silver, copper, and other metals.

Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; the ultimate timing, outcome, and results of integrating the operations of Royal Gold, Sandstorm and Horizon; failure to realize the anticipated benefits from the Transaction in the timeframe expected or at all; risks associated with joint arrangement interests acquired as part of the Transaction; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described elsewhere in this report, including in Item 1A, Risk Factors. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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
During the year ended December 31, 2025, we reported revenue of $1.0 billion, with an average gold price for the period of $3,432 per ounce (based on the LBMA Price), an average silver price of $40.03 per ounce (based on the LBMA Price), and an average copper price of $4.51 per pound (based on the LME Price). The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the year ended December 31, 2025:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	78%	$79.5 million
Silver	12%	$11.6 million
Copper	7%	$9.5 million

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Royal Gold, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Royal Gold, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination
Description of the Matter	As discussed in Note 3 to the financial statements, during 2025 the Company completed its acquisition of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”) for consideration of $4,148 million. The transaction was accounted for as a business combination.

Auditing management’s accounting for the business combination was challenging due to the significant effort and judgment required to evaluate management’s estimate of the provisional fair values of stream and royalty interests. Audit effort was significant due to the volume of underlying assumptions in the estimated fair values. Judgment was applied in determining the nature and extent of audit procedures. The most significant assumptions used to estimate the fair value of stream and royalty interest included long-term metal prices and estimated quantities of ore reserves and mineral resources produced by operators of the mineral property. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets. For example, we tested controls over management’s valuation of acquired stream and royalty interests, including the review of the valuation model and underlying assumptions used to develop such estimates.

Our audit procedures included, among others, evaluating the Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the assumptions. We involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company and certain significant assumptions included in the fair value estimates. We compared the long-term metal prices to consensus market views of future prices. We assessed the estimated quantities of ore reserves and mineral resources by comparing to information compiled by qualified persons and evaluated extraction and production of those quantities compared to historical performance for properties in operation.

Impairment Assessment of Stream and Royalty Interests in Mineral Properties

Description of the Matter
At December 31, 2025, the Company’s stream and royalty interest balance totaled $8,584 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its stream and royalty interests for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The factors considered include, among others, changes in estimates of forecasted metal prices, significant decreases in operators’ estimates of proven and probable reserves and/or mineral resources and other relevant information received from the operators, which may include operational or legal information that indicates production from stream and royalty interests may not occur or may be significantly reduced in the future.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses assumptions that include, among others, assumptions about forecasted metal prices and total future production using reserve or other relevant information reported by the operators. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
 We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process over the impairment assessment. For example, we tested controls over the Company’s process for identifying potential impairment triggers.

To test the Company’s impairment assessment, our audit procedures included, among others, evaluating the significant assumptions, judgments and operating data used in the Company’s analysis. Specifically, we compared the long-term metal prices to consensus market views of future prices and we corroborated reserve information to available operator or publicly available information. We searched for and evaluated other publicly available information that corroborates or contradicts the reserve estimates or indicates that production from stream and royalty interests will not likely occur or may be significantly reduced in the future.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado

February 18, 2026

ROYAL GOLD, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and equivalents	$233,719	$195,498
Royalty receivables	110,846	63,460
Income tax receivable	2,108	1,139
Stream inventory	25,883	12,973
Prepaid expenses and other	4,890	2,217
Total current assets	377,446	275,287
Stream and royalty interests, net (Note 5)	8,583,875	3,042,804
Equity method investment (Note 6)	300,854	—
Marketable securities (Note 7)	172,880	6
Other assets	102,469	74,033
Total assets	$9,537,524	$3,392,130
LIABILITIES
Accounts payable	$10,060	$10,578
Dividends payable	40,186	29,611
Income tax payable	33,303	23,177
Other current liabilities	37,367	21,785
Total current liabilities	120,916	85,151
Debt (Note 8)	895,436	—
Deferred tax liabilities	1,190,672	132,308
Mount Milligan deferred liability (Note 10)	69,211	25,000
Other liabilities	55,942	18,465
Total liabilities	2,332,177	260,924
Commitments and contingencies (Note 19)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 84,499,692 and 65,691,151 shares outstanding, respectively	845	657
Additional paid-in capital	5,928,123	2,228,311
Accumulated other comprehensive income	993	—
Accumulated earnings	1,227,169	889,989
Total Royal Gold stockholders’ equity	7,157,130	3,118,957
Non-controlling interests	48,217	12,249
Total equity	7,205,347	3,131,206
Total liabilities and equity	$9,537,524	$3,392,130
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share data)

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue (Note 11)	$1,030,471	$719,395	$605,717

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	130,926	97,514	90,523
General and administrative	49,183	40,934	39,761
Production taxes	8,605	6,622	7,294
Depreciation, depletion and amortization	177,082	144,426	164,937
Acquisition related costs	26,508	—	—
Total costs and expenses	392,304	289,496	302,515

Operating income	638,167	429,899	303,202

Fair value changes in equity securities	327	(66)	(147)
Loss on sale of marketable securities	(50,017)	—	—
Interest and other income	14,411	6,008	9,952
Interest and other expense	(29,022)	(9,749)	(30,867)
Income before income taxes	573,866	426,092	282,140

Income tax expense (Note 14)	(102,290)	(93,613)	(42,008)
Net income	471,576	332,479	240,132
Net income attributable to non-controlling interests	(5,295)	(456)	(692)
Net income attributable to Royal Gold common stockholders	466,281	332,023	239,440
Net income	$471,576	$332,479	$240,132
Adjustments to comprehensive income, net of tax:
Unrealized change in market value of available-for-sale debt securities	993	—	—
Comprehensive income	472,569	332,479	240,132
Comprehensive income attributable to non-controlling interests	(5,295)	(456)	(692)
Comprehensive income attributable to Royal Gold stockholders	$467,274	$332,023	$239,440
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$6.70	$5.04	$3.64
Basic weighted average shares outstanding	69,424,381	65,662,185	65,613,002
Diluted earnings per share	$6.69	$5.04	$3.63
Diluted weighted average shares outstanding	69,560,911	65,776,834	65,739,110
Cash dividends declared per common share	$1.825	$1.650	$1.525
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	65,592,597	$656	$2,213,123	$—	$527,314	$12,376	$2,753,469
Stock-based compensation and related share issuances	39,163	—	7,916	—	—	—	7,916
Distributions to non-controlling interests	—	—	—	—	—	(644)	(644)
Net income	—	—	—	—	239,440	692	240,132
Dividends declared	—	—	—	—	(100,232)	—	(100,232)
Balance at December 31, 2023	65,631,760	$656	$2,221,039	$—	$666,522	$12,424	$2,900,641
Stock-based compensation and related share issuances	59,391	1	7,272	—	—	—	7,273
Distributions to non-controlling interests	—	—	—	—	—	(631)	(631)
Net income	—	—	—	—	332,023	456	332,479
Dividends declared	—	—	—	—	(108,556)	—	(108,556)
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$—	$889,989	$12,249	$3,131,206
Acquisition of Sandstorm Gold Ltd.	18,567,092	185	3,677,976	—	—	38,797	3,716,958
Sandstorm converted options exercises	166,979	2	15,333	—	—	—	15,335
Stock-based compensation and related share issuances	74,470	1	6,770	—	—	—	6,771
Other	—	—	(267)	—	—	—	(267)
Distributions to non-controlling interests	—	—	—	—	—	(8,124)	(8,124)
Net income	—	—	—	—	466,281	5,295	471,576
Other comprehensive income	—	—	—	993	—	—	993
Dividends declared	—	—	—	—	(129,101)	—	(129,101)
Balance at December 31, 2025	84,499,692	$845	$5,928,123	$993	$1,227,169	$48,217	$7,205,347
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$471,576	$332,479	$240,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	177,082	144,426	164,937
Non-cash employee stock compensation expense	11,805	11,892	9,696
Fair value changes in equity securities	(327)	66	147
Loss on marketable securities	50,017	—	—
Deferred tax (benefit) expense	(3,926)	8,354	(6,469)
Other	(5,302)	945	779
Changes in assets and liabilities:
Royalty receivables	(18,124)	(14,577)	521
Stream inventory	(11,740)	(3,186)	2,868
Income tax receivable	(969)	1,537	390
Prepaid expenses and other assets	1,335	11,168	(4,369)
Accounts payable	(36,836)	(9,113)	4,756
Income tax payable	10,761	7,620	(508)
Mount Milligan deferred liability	44,211	25,000	—
Other liabilities	15,283	12,892	2,912
Net cash provided by operating activities	$704,846	$529,503	$415,792

Cash flows from investing activities:
Sandstorm & Horizon acquisition, net of cash acquired	(411,342)	—	—
Acquisition of stream and royalty interests	(1,164,753)	(102,564)	(2,678)
Proceeds from the sale of the Versamet Shares and other securities	158,886	—	—
Cash calls for Hod Maden equity method investment	(9,330)	—	—
Proceeds from Khoemacau debt facility	—	25,000	—
Proceeds from the sale of inventory - restricted	7,681	—	—
Other	299	(116)	(151)
Net cash used in investing activities	$(1,418,559)	$(77,680)	$(2,829)

Cash flows from financing activities:
Repayment of debt	(375,000)	(250,000)	(325,000)
Borrowings from revolving credit facility	1,275,000	—	—
Net payments from issuance of common stock	(5,032)	(4,620)	(1,383)
Net proceeds from Sandstorm option exercises	15,333	—	—
Horizon warrant payments	(28,932)	—	—
Distributions to non-controlling interests	(8,125)	—	—
Common stock dividends	(118,525)	(105,237)	(98,567)
Other	(2,785)	(635)	(2,432)
Net cash provided by (used in) financing activities	$751,934	$(360,492)	$(427,382)
Net increase (decrease) in cash and equivalents	38,221	91,331	(14,419)
Cash and equivalents at beginning of period	195,498	104,167	118,586
Cash and equivalents at end of period	$233,719	$195,498	$104,167
_____________________________________________
See Note 15 for supplemental cash flow information.
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
Basis of Consolidation and Non-controlling Interests
The consolidated financial statements include the accounts of Royal Gold, Inc. and its majority owned or controlled subsidiaries. All intercompany accounts, transactions, income and expenses, and profits or losses have been eliminated on consolidation. The Company records non-controlling interest in its Consolidated Financial Statements for any non-wholly-owned consolidated subsidiary.
Business Combination and Asset Acquisition Accounting
Business combinations are accounted for using the acquisition method of accounting and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair value of the assets and liabilities acquired is measured using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expenses as incurred. The operating results of an acquired business are included in our Consolidated Financial Statements from the date of acquisition. Refer to Note 3 for more detail on the Company's business combinations.

When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition related costs are capitalized as part of the purchase consideration. Refer to Note 4 for more detail on the Company's asset acquisitions.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Equivalents
Cash and equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents were primarily held in cash deposit accounts as of December 31, 2025 and 2024.
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
Equity Method Investments

Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net losses of its equity method investee within Interest and other expense in the Consolidated Statements of Operations and Comprehensive Income. To the extent that there is a basis difference between the amount invested and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company may elect the fair value option to account for its equity method investments if the fair value option better reflects the economics of its investment. Equity method investments accounted for under the fair value option are remeasured periodically with any changes in fair value recorded in Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.

Marketable Securities

Equity securities investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.

Debt securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The Company elects the fair value option when it believes that it best reflects the underlying economics of the investment. These investments may be valued using third-party pricing services at each reporting date with changes in fair value recorded as a component of Fair value changes in equity securities in the Consolidated Statements of Operations and Comprehensive Income.

Leases

In the normal course of business, the Company enters into contractual arrangements and evaluates whether such arrangements contain a lease. The Company assesses each contract identified as a lease to determine whether it should be classified as an operating or a finance lease. As of the reporting date, the Company does not have any leases classified as finance leases. Lease liabilities are initially measured at the present value of future lease payments, discounted using the Company’s incremental borrowing rate, as the rate implicit in the lease is not readily determinable. Corresponding right-of-use assets are recognized at the lease commencement date. The incremental borrowing rate represents the rate of interest the Company would incur to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a comparable economic environment. For operating leases, lease expense is recognized on a straight-line basis over the lease term. The lease liability is subsequently increased for interest and reduced for lease payments, while the related right-

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of-use asset is amortized such that a single lease cost is recognized over the lease term. Lease components and non-lease components are accounted for separately based on their relative standalone prices.

Variable lease payments that do not depend on an index or a rate, including common area maintenance charges, property taxes, and other operating expenses, are not included in the measurement of lease liabilities and right-of-use assets and are recognized as lease expense in the period in which the obligation is incurred. Income from operating subleases, including variable sublease income, is recognized over the term of the sublease and presented as other income.
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
Revenue
A performance obligation is a promise in a contract to transfer control of a distinct good or service (or integrated package of goods and/or services) to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, a performance obligation is satisfied. In accordance with this guidance, revenue attributable to our stream and royalty interests is generally recognized at the point in time that control of the related metal production transfers to our customers. For royalty interests, the transfer of control generally occurs when the mine operator of the property over which the royalty interest is held, delivers the commodity to the customer The amount of revenue we recognize further reflects the consideration to which we are entitled under the respective stream or royalty agreement. A more detailed summary of our revenue recognition policies for our stream and royalty interests is discussed in Note 11.
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
Cost of Sales
Cost of sales, which excludes depreciation, depletion and amortization, is specific to our stream agreements and is the result of our purchase of gold, silver and copper for a cash payment. The cash payment for gold from Mount Milligan is the lesser of $435 per ounce or the prevailing market price of gold when purchased, while the cash payment for our other streams is a set contractual percentage of the gold, silver, copper and zinc spot price near the date of metal delivery.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Production Taxes
Certain royalty payments are subject to production taxes (or mining proceeds taxes), which are recognized at the time of revenue recognition. Production taxes are not income taxes and are included within the costs and expenses section in our consolidated statements of operations and comprehensive income.
Stock-Based Compensation
We recognize all share-based payments to employees in our financial statements based upon their fair values.
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
Reclassification
Certain amounts and disclosures in prior years have been reclassified to conform to the 2025 presentation.
New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We adopted this guidance retrospectively for the periods ending December 31, 2025, 2024 and 2023. The changes are reflected in the tax footnote with no impacts to our financial condition or results of operations. See Note 14 for more detail.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted this guidance prospectively for the period ending December 31, 2025, and it only impacted our disclosures with no impacts to our financial condition or results of operations. See Note 18 for more detail.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. Acquisition of Sandstorm Gold and Horizon Copper
On October 20, 2025, we acquired all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”), collectively referred to as “the Transaction.” Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and stream interests, on mining projects across various stages of development.
With respect to the Transaction, Royal Gold issued 18.6 million shares of common stock to Sandstorm shareholders and assumed stock options exercisable for 0.7 million shares of common stock to complete the transaction and paid $380.9 million in cash to fully repay the outstanding balance drawn on the Sandstorm credit facility. Upon completion of the Transaction, Royal Gold's outstanding share count increased to 84.5 million shares. Royal Gold paid C$127.1 million ($90.4 million) in cash consideration to the shareholders of Horizon (excluding Sandstorm) and funded Horizon's purchase of its outstanding warrants for C$40.6 million ($28.9 million). For the year ended December 31, 2025, Royal Gold incurred approximately $26.5 million of acquisition costs related to the Transaction which are included in Acquisition related costs on our consolidated statements of operations and comprehensive income and were recognized separately from the purchase price of the Transaction.

We accounted for the Transaction according to Accounting Standards Codification 805, Business Combinations, and accounted for the Transaction as a single business combination. In accordance with the acquisition method of accounting, the purchase price of the Transaction has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income and market valuation methods. As of December 31, 2025, the Company had not yet completed the allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price allocation is based on preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The effect of any measurement period adjustments to the estimated fair values will be reflected in future updates to our purchase price allocation.
The total purchase price of $4.148 billion has been allocated to the net assets acquired based on their respective fair values as follows:

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
Cash	$60,024
Royalty receivables	35,374
Income tax receivable	1,232
Prepaid expenses and other	1,170
Stream and royalty interests	4,561,177
Equity method investment	292,089
Marketable securities	380,269
Other assets	57,125
Accounts payable	(51,913)
Other current liabilities	(28,932)
Deferred tax liabilities	(1,076,909)
Other liabilities	(43,754)
Non-controlling interests	(38,797)
Total allocated purchase price	$4,148,155
Our consolidated financial statements include the results of the Transaction from the date of acquisition, October 20, 2025. The following unaudited pro forma information is presented as if the Transaction had been completed as of the beginning of the periods presented. The pro forma results are not necessarily indicative of what would have been achieved had the Transaction been in effect for the periods presented.

	Years Ended
	December 31, 2025	December 31, 2024
	(unaudited, in thousands)
Revenue	$1,209	$904
Net income available to Royal Gold common stockholders	$444	$362

For the period October 20, 2025, through December 31, 2025, approximately $49.2 million of revenue was recorded on our consolidated statements of operations and comprehensive income related to streams and royalties acquired in the Transaction. Net income attributable to Royal Gold common stockholders included approximately $26.5 million in acquisition costs related to the Transaction.
4. STREAM AND ROYALTY ACQUISITIONS
Kansanshi Stream
On August 5, 2025, our wholly owned subsidiary, RGLD Gold AG (“RGLD Gold”) entered into a precious metals purchase agreement for gold deliveries referenced to copper production from the Kansanshi copper-gold mine in the North Western Province of Zambia, operated and 80% owned by a subsidiary of First Quantum Minerals Ltd. (“First Quantum”).
RGLD Gold made an advance payment of $1.0 billion (“Advance”) in return for a gold stream referenced to copper production, with deliveries of 75 ounces of gold per million pounds of recovered copper produced until the delivery of 425,000 ounces; 55 ounces of gold per million pounds of recovered copper produced between the delivery of 425,001 ounces and 650,000 ounces; and 45 ounces of gold per million pounds of recovered copper produced thereafter. Additionally, and depending on the achievement of certain objectives as described below, RGLD Gold has granted options to First Quantum to accelerate stream deliveries and reduce the outstanding Advance:
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
RGLD Gold will pay 20% of the spot gold price for each ounce delivered. Should one of the conditions in Acceleration Option 1 be met, RGLD Gold will pay 35% of the spot gold price for each ounce delivered.
The stream acquisition was accounted for as an asset acquisition and recorded as a producing stage stream interest (Note 5) within Stream and royalty interests, net on our consolidated balance sheets. The acquisition was funded with available cash and a draw of $825.0 million on our revolving credit facility (Note 8).
Warintza Project Stream and Royalty
On May 21, 2025, RGLD Gold entered into a gold purchase agreement (“Gold Stream Agreement”) with Solaris Resources Inc., and a separate net smelter return (“NSR”) royalty agreement (“Royalty Agreement”) covering all metals with Solaris Resources AG, a wholly owned subsidiary of Solaris Resources, Inc. (collectively, “Solaris”) for metals produced from the Warintza Project (“Warintza”) located in Southeastern Ecuador. The advance payment for the acquisition totaled $200.0 million in cash consideration, including $100.0 million paid upon closing, $50.0 million payable after technical approval of the environmental impact assessment and publication of a pre-feasibility study for the project, which are expected to be completed in the first quarter of 2026, and $50.0 million payable one year after closing, subject to certain conditions including registration of security in Ecuador. The $100.0 million cash consideration paid at closing was funded with available cash on hand.
Gold Stream Agreement
Deliveries under the Gold Stream Agreement will be in an amount equal to 20 ounces of gold per million pounds of recovered copper in return for a cash payment for each ounce delivered of 20% of the spot gold price until the delivery of 90,000 ounces, and 60% of the spot gold price thereafter. The Gold Stream Agreement may be terminated with the full return of the advance payment at the option of RGLD Gold or Solaris if a change of control of Solaris or Warintza occurs, or by RGLD Gold if deliveries have not begun by May 21, 2033. The area of interest for the Gold Stream Agreement covers approximately 31 square kilometers, and will expand to 186 square kilometers if the termination provisions have not been exercised and the first delivery has not been received by May 21, 2033.
Royalty Agreement
RGLD Gold received a 0.30% NSR royalty for all metals produced from an area of interest of approximately 186 square kilometers. The NSR rate will increase by 0.0375% per year until the earlier to occur of the first delivery under the Gold Stream Agreement or May 21, 2033, to a maximum of 0.60% NSR. If the Gold Stream Agreement is terminated for any of the events referenced above, the NSR rate will be the rate in place at the time of exercise if the termination is exercised by RGLD Gold, or 0.60% if the termination is exercised by Solaris. The area of interest will reduce to approximately 31 square kilometers if the termination is exercised by RGLD Gold.
The Royalty Agreement and the Stream Agreement have been accounted for as asset acquisitions and are recorded as development stage royalty and stream interests (Note 5) within Stream and royalty interests, net on our consolidated balance sheets.
Lawyers-Ranch Project Royalty
On May 16, 2025, we acquired a 2.0% NSR royalty on the Ranch portion of the Lawyers-Ranch Project operated by Thesis Gold Inc. from a private seller for cash consideration of $12.5 million. The royalty has been accounted for as an asset

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
acquisition and recorded as an exploration stage royalty interest (Note 5) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.
Additional Xavantina Stream
On March 28, 2025, RGLD Gold entered into an additional precious metals purchase agreement (“Additional Stream”) with Ero Gold Corporation, a wholly owned subsidiary of Ero Copper Corporation, and certain of its affiliates for gold produced from the Xavantina mine for an advance payment of $50.0 million. The Additional Stream is incremental to the existing precious metals purchase agreement between the parties dated June 29, 2021 (“Base Stream”), and significantly extends the area of interest.
As of December 31, 2025, 54,900 ounces of gold have been delivered under the Base Stream and Additional Stream at a cash purchase price of 20% of the spot gold price for the first 49,000 ounces delivered, and 40% of the spot gold price for each ounce delivered over the 49,000 ounces. When considered with the Base Stream, the Additional Stream effectively increases the threshold for stream deliveries at the current 25% stream rate from 93,000 ounces to 160,000 ounces, with the additional deliveries to be payable at a cash price of 40% of the spot gold price.
The Additional Stream has been accounted for as an asset acquisition. The $50.0 million advance payment, plus direct acquisition costs, have been recorded as an exploration stage stream interest (Note 5) within Stream and royalty interests, net on our consolidated balance sheets. The purchase price was funded with available cash on hand.

5. STREAM AND ROYALTY INTERESTS, NET
The following summarizes our stream and royalty interests as of December 31, 2025 and 2024:

As of December 31, 2025 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,190,864	$(1,359,206)	$2,831,658
Royalties	2,319,553	(760,108)	1,559,445
Total production stage interests	6,510,417	(2,119,314)	4,391,103

Development stage interests:
Streams	936,726	—	936,726
Royalties	581,746	—	581,746
Total development stage interests	1,518,472	—	1,518,472

Exploration stage interests:
Streams	776,358	—	776,358
Royalties	1,897,942	—	1,897,942
Total exploration stage interests	2,674,300	—	2,674,300
Total stream and royalty interests, net	$10,703,189	$(2,119,314)	$8,583,875

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024 (Amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$2,472,689	$(1,246,349)	$1,226,340
Royalties	1,294,424	(696,357)	598,067
Total production stage interests	3,767,113	(1,942,706)	1,824,407

Development stage interests:
Streams	12,038	—	12,038
Royalties	154,349	—	154,349
Total development stage interests	166,387	—	166,387

Exploration stage interests:
Streams	14,792	—	14,792
Royalties	1,037,218	—	1,037,218
Total exploration stage interests	1,052,010	—	1,052,010
Total stream and royalty interests, net	$4,985,510	$(1,942,706)	$3,042,804

6. EQUITY METHOD INVESTMENT
Hod Maden Interest
As a result of the Transaction, the Company has a 30% equity interest in Artmin Madencilik Sanayi ve Ticaret A.S (“Artmin”), a privately held company incorporated in Türkiye which owns the Hod Maden project. At December 31, 2025, the carrying value of the Hod Maden equity investment was $249.5 million and is included in Equity method investment on the consolidated balance sheets.
The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the investee's losses is included in Interest and other expense in the consolidated statement of operations.
Loan to Associate
As of December 31, 2025, the Company advanced $51.4 million of shareholder loans to Artmin to fund the Company's share of cash calls for ongoing development costs at Hod Maden. The loans bear interest at 4% plus the credit default swap rate of Türkiye at the start of each quarterly period and have five-year terms. At December 31, 2025, the carrying value of the loans is included in Equity method investment on the consolidated balance sheets.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. MARKETABLE SECURITIES
The Company's marketable securities consist of the following (amounts in thousands):

	Fair Value
	December 31, 2025	December 31, 2024
Available-for-sale equity securities(1)	$120,814	$6
Available-for-sale debt securities(2)	52,066	—
Total marketable securities	$172,880	$6
_______________________________________________
(1) Fair value adjustment recorded within net income.
(2) Fair value adjustment recorded within other comprehensive income.

Available-for-sale Equity Securities

Entrée Resources Ltd.
As a result of the Transaction (Note 3), the Company became the registered and beneficial holder of 50,297,717 Entrée Resources Ltd. (“Entrée”) shares, representing approximately 24% of the issued and outstanding Entrée common shares on an undiluted basis. Entrée is a public Canadian mining company with a carried joint venture interest in the Hugo North Extension and Heruga deposits located in Mongolia. At acquisition, the Company elected the fair value option to account for the Entrée equity securities because it best reflects the underlying economics of the investment. At December 31, 2025, the carrying value of the Entrée shares was $76.7 million and is included in available-for-sale equity securities.
Versamet Royalties Corporation
Also as a result of the Transaction (Note 3), the Company became the registered and beneficial holder of 23,654,545 Versamet Royalties Corporation (“Versamet”) shares, representing approximately 25% of the issued and outstanding Versamet common shares on an undiluted basis, as a result of the Transaction. At acquisition, the Company elected the fair value option to account for the Versamet equity securities because it best reflects the underlying economics of the investment. On November 17, 2025, the Company entered into purchase and sale agreements with each of Tether Investments, S.A. de C.V. (“Tether”) and Nemesia S.à.r.l (“Nemesia”) pursuant to which the Company agreed to sell 11,827,273 common shares of Versamet to Tether and 11,827,272 common shares of Versamet to Nemesia at a price of C$8.75 per common share, for aggregate consideration of C$207.0 million ($147.4 million). These sales represented all of the Company's Versamet shares, and upon closing of the sales, the Company ceased to have any beneficial ownership of, or control and direction over, any Versamet shares. The Company recognized a loss of $48.0 million on the sale of the Versamet shares, which is included in Loss on sale of marketable securities in the consolidated statement of operations, and has zero carrying value as of December 31, 2025.

Available-for-sale Debt Securities

Bear Creek Convertible Debt Securities
As a result of the Transaction, the Company acquired convertible debentures with total principal of $49.5 million which are convertible into Bear Creek common shares at a strike price of C$0.73 per share. The debentures bear interest at 7% and mature in September 2028. At December 31, 2025, the carrying value of the debentures was $52.1 million and is included in available-for-sale debt securities.

On December 19, 2025, we entered into agreements with Bear Creek to restructure equity, debt and other interests in Bear Creek and its assets in return for increased royalty exposure to Bear Creek's Corani and Mercedes projects, cash and shares in Highlander Silver Corp. (“Highlander”). This restructuring helped facilitate an agreement between Highlander and Bear Creek to combine their businesses, which is expected to close in the first quarter of 2026.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. DEBT
The Company’s debt for the years ended December 31, 2025 and 2024, consists of the following (amounts in thousands):

	As of December 31, 2025			As of December 31, 2024
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs(1)	Total
Revolving credit facility	$900,000	$(4,564)	$895,436	$—	$—	$—
Total debt	$900,000	$(4,564)	$895,436	$—	$—	$—
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
During the year ended December 31, 2025, we borrowed $1.275 billion under our revolving credit facility to acquire the Kansanshi gold stream (Note 4) and for the acquisition of Sandstorm Gold Ltd. and Horizon Copper (Note 3). We repaid $375 million during the fourth quarter of 2025 and had $900 million outstanding and $500.0 million available under our revolving credit facility as of December 31, 2025.
Interest expense recognized on the revolving credit facility for the years ended December 31, 2025, 2024 and 2023 was approximately $23.4 million, $6.3 million and $28.4 million, respectively, and includes interest on outstanding borrowings and amortization of the debt issuance costs. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of December 31, 2025.
In January and February 2026, we repaid $75 million and $100 million, respectively, under our revolving credit facility, resulting in $725 million outstanding and $675 million available under our revolving credit facility as of the date of this report.
We may repay borrowings under our revolving credit facility at any time without premium or penalty. The interest rate on borrowings under our credit facility as of December 31, 2025, was SOFR plus 1.20% for an all-in rate of 5.1%.
9. LEASES
Our significant lease arrangements relate to our office spaces. These arrangements are for leases of assets such as corporate office space and office equipment. We lease office space and office equipment under operating leases expiring at various dates between 2028 and 2039. In connection with the Transaction, we recognized lease liabilities of $32.9 million, measured using our incremental borrowing rate, and corresponding right-of-use assets of $30.7 million related to acquired office space leases.

Certain office lease agreements include options to extend the lease for up to ten years. Office lease extension periods are not included in the lease terms used to calculate the lease liabilities and right-of-use assets. The Company's leases do not generally include options to terminate the lease prior to the end of the lease term. Variable lease payments, such as common area maintenance charges, property taxes, and other operating expenses, are recognized as lease expense in the

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
period in which the obligation is incurred. The following amounts were recorded in the consolidated balance sheets as of December 31, 2025 and 2024 (amounts in thousands):

	Classification	December 31, 2025	December 31, 2024
Operating Leases
Right-of-use assets - non-current	Other assets	33,757	4,318

Lease liabilities - current	Other current liabilities	$4,246	$965
Lease liabilities - non-current	Other long-term liabilities	32,964	4,003
Total operating lease liabilities		$37,210	$4,968
Total operating lease expense, included in general and administrative expenses, was $2.0 million in 2025, $1.0 million in 2024 and $1.0 million in 2023.
Maturities of operating lease liabilities at December 31, 2025 were as follows (amounts in thousands):

Fiscal Years:	Operating Leases
2026	$4,488
2027	4,739
2028	4,557
2029	4,538
2030	4,224
Thereafter	25,306
Total lease payments	$47,852
Less imputed interest	(10,642)
Total	$37,210
Other information pertaining to lease liabilities consists of the following:

	December 31, 2025	December 31, 2024
Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	10.8	5.1
Weighted average discount rate	4.5%	2.7%
We did not have any finance leases as of December 31, 2025.
In connection with the Transaction, we assumed operating subleases associated with certain acquired leases related to office space. Income from operating subleases is recognized over the term of the sublease and presented as other income. Variable sublease income, including payments for common area maintenance charges, property taxes, and other operating expenses, are recognized as variable sublease income in the period in which they are earned. The following table presents

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the undiscounted proceeds we are contractually entitled to receive from operating subleases, not including variable sublease income (amounts in thousands):

Fiscal Years:	Operating Subleases
2026	$2,224
2027	2,228
2028	2,247
2029	2,254
2030	2,376
Thereafter	18,819
Total	$30,148
10. MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, RGLD Gold entered into a Cost Support Agreement (the “Mount Milligan Cost Support Agreement”) with Centerra Gold Inc. (“Centerra”), whereby RGLD Gold has agreed, subject to the terms and conditions set forth therein, to provide cost support payments for gold and copper deliveries under the existing stream agreement with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future (“Deferred Gold Consideration”) and a free cash flow interest. The value of the cash consideration, free cash flow interest received from Centerra and Deferred Gold Consideration is recorded as a deferred liability in our consolidated balance sheets as of December 31, 2025.
On October 3, 2025, we received and subsequently sold 11,111 ounces of the Deferred Gold Consideration for proceeds of $44.2 million. The proceeds from the sale of Deferred Gold Consideration do not impact revenue and are recorded as operating cash flows in the consolidated statements of cash flows. As of December 31, 2025, the balance of the deferred liability was $69.2 million and 38,889 ounces of the Deferred Gold Consideration remain outstanding.

11. REVENUE
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

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.
Royalty Interests
Royalties are non-operating interests in mining projects that provide the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurred. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to their ultimate customer. In all of our most significant royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production, comprising our royalty interest, to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time when the mine operator of the property over which the royalty interest is held delivers the commodity to the customer. Accordingly, we recognize revenue attributable to our royalty interests when control over the metal production transfers to the customer at the specified commodity price per the agreement, net of any contractually allowable offsite treatment, refining, transportation and, if applicable, other contractually permitted costs.
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
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 18.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stream revenue:
Gold	$547,867	$367,492	$307,797
Silver	92,383	66,812	64,851
Copper	44,254	48,990	45,632
Other	1,968	—	—
Total stream revenue	$686,472	$483,294	$418,280
Royalty revenue:
Gold	$252,018	$176,888	$154,327
Silver	28,455	18,702	8,554
Copper	32,537	17,776	11,792
Other	30,989	22,735	12,764
Total royalty revenue	$343,999	$236,101	$187,437
Total revenue	$1,030,471	$719,395	$605,717
Revenue by metal type attributable to each of our principal property revenue sources is disaggregated as follows (amounts in thousands):

		Years Ended
	Metal(s)	December 31, 2025	December 31, 2024	December 31, 2023
Stream revenue:
Mount Milligan	Gold & Copper	$223,713	$186,039	$158,167
Pueblo Viejo	Gold & Silver	129,830	83,059	76,247
Andacollo	Gold	77,896	47,531	48,920
Kansanshi	Gold	32,279	—	—
Other	Various	222,754	166,665	134,946
Total stream revenue		$686,472	$483,294	$418,280
Royalty revenue:
Cortez Legacy Zone	Gold	$31,823	$58,183	$79,920
Cortez CC Zone	Gold	35,715	11,611	14,626
Other	Various	276,461	166,307	92,891
Total royalty revenue		$343,999	$236,101	$187,437
Total revenue		$1,030,471	$719,395	$605,717
Refer to Note 18 for the geographical distribution of our revenue by reportable segment.
12. STOCK-BASED COMPENSATION
Our stockholders approved our 2025 Incentive Plan (the “2025 Plan”), effective May 22, 2025, which serves as the successor to our 2015 Omnibus Long-Term Incentive Plan (as amended, the “2015 LTIP”) and provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, and cash-based awards to qualified employees, officers, directors, consultants and advisors. No new awards will be issued under the 2015 LTIP as of the effective date of the 2025 Plan. Outstanding awards under the 2015 LTIP continue to be subject to the terms and conditions of the 2015 LTIP. As of the

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effective date of the 2025 Plan, 2,114,883 shares of common stock were available for future awards under the 2025 Plan. In addition, awards granted under the 2015 LTIP that were outstanding as of the effective date of the 2025 Plan and which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right are added to the shares available for future awards under the 2025 Plan.
We recognized stock-based compensation expense as follows (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Restricted stock	$7,091	$7,049	$6,191
Performance stock	4,714	4,843	2,953
Stock appreciation rights	—	—	533
Stock options	—	—	19
Total stock-based compensation expense	$11,805	$11,892	$9,696
Stock-based compensation expense is included within General and administrative expense on the consolidated statements of operations and comprehensive income.
Stock Options and Stock Appreciation Rights
Stock option and stock-settled stock appreciate rights (“SSARs”) awards are granted with an exercise price equal to the closing market price of our stock at the date of grant. Stock option and SSARs awards granted to officers, key employees and other persons vest based on one to three years of continuous service. Stock option and SSARs awards have 10-year contractual terms. There were no stock options or SSARs awards granted during the years ended December 31, 2025, 2024, and 2023.
Stock Options
A summary of stock option activity for the year ended December 31, 2025, is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	8,061	$89.83
Exercised	(5,829)	$72.78
Forfeited	—	$—
Granted	—	$—
Outstanding at December 31, 2025	2,232	$134.36	4.3	$196
Exercisable at December 31, 2025	2,232	$134.36	4.3	$196
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.6 million, $0.2 million and $0.5 million, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SSARs
A summary of SSARs activity for the year ended December 31, 2025, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	128,386	$119.06
Exercised	(47,101)	$104.61
Forfeited	—	$—
Granted	—	$—
Outstanding at December 31, 2025	81,285	$127.44	4.0	$7,710
Exercisable at December 31, 2025	81,285	$127.44	4.0	$7,710
The total intrinsic value of SSARs exercised during the years ended December 31, 2025, 2024 and 2023 was $3.8 million, $1.4 million and $0.7 million, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation expense related to unvested SSARs.
Other Stock-based Compensation
Performance Shares
During the years ended December 31, 2025, 2024 and 2023, officers and certain employees were granted shares of restricted common stock that may vest based on our total shareholder return (“TSR”) compared to the TSRs of certain defined peer companies. The granted TSRs may vest by linear interpolation in a range between zero shares if neither threshold TSR metric is met; to 100% of the granted TSRs awarded if the target TSR metric is met; to 200% of granted TSRs awarded if the maximum TSR metric is met. The granted TSRs will expire in three years from the date of grant if the TSR market condition and a three-year service condition are not met.
We measured the grant date fair value of the TSR shares using a Monte Carlo valuation model. The fair value of our TSR awards is multiplied by the target number (100%) of TSR awards granted to determine total stock-based compensation expense. Total stock-based compensation expense of the TSR awards is amortized on a straight-line basis over the requisite service period, or three years.
A summary of the status of our outstanding TSR shares at maximum (200%) attainment for the year ended December 31, 2025, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	221,458	$124.26
Granted	72,120	$184.36
Vested	(17,948)	$148.89
Non-attainment	(29,283)	$145.85
Forfeited	(11,547)	$139.59
Outstanding at December 31, 2025	234,800	$137.39
As of December 31, 2025, total unrecognized stock-based compensation expense related to TSR shares was approximately $6.3 million, which is expected to be recognized over the average remaining vesting period of 1.8 years.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock
Officers, non-executive directors and certain employees may be granted shares of restricted stock that vest on continued service alone (“Restricted Stock”). During the year ended December 31, 2025, officers and certain employees were granted 44,060 shares of Restricted Stock. Restricted Stock granted to officers and certain employees during the years ended December 31, 2025, 2024 and 2023, vest ratably over three years from the date of grant. Also, our non-executive directors were granted 6,204 shares of Restricted Stock during the year ended December 31, 2025. The non-executive directors’ shares of Restricted Stock vest 50% immediately and 50% one year after the date of grant.
We measure the fair value of the Restricted Stock based upon the market price of our common stock as of the date of grant. Restricted Stock is amortized over the applicable vesting period using the straight-line method. Unvested shares of Restricted Stock are subject to forfeiture upon termination of employment or service.
A summary of the status of our unvested Restricted Stock for the year ended December 31, 2025, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	145,946	$112.13
Granted	50,264	$145.04
Vested	(63,860)	$116.88
Forfeited	—	$—
Outstanding at December 31, 2025	132,350	$122.34
As of December 31, 2025, total unrecognized stock-based compensation expense related to Restricted Stock was approximately $6.8 million, which is expected to be recognized over the weighted-average vesting period of 1.7 years.
Sandstorm Assumed Options
With respect to the Transaction, Royal Gold assumed Sandstorm stock options exercisable for 0.7 million shares of common stock to complete the transaction. A summary of Sandstorm option activity for the year ended December 31, 2025, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	—	$—
Assumed options as part of Sandstorm acquisition	710,780	$105.36
Exercised	(166,979)	$91.84
Forfeited	—	$—
Outstanding at December 31, 2025	543,801	$109.51	2.3	$61,330
Exercisable at December 31, 2025	543,801	$109.51	2.3	$61,330
The total intrinsic value of the Sandstorm assumed options exercised during the year ended December 31, 2025 was $17.2 million.
13. EARNINGS PER SHARE (“EPS”)
Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period, considering the effect of participating securities. Unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
computation of earnings per share pursuant to the two-class method. Our unvested restricted stock awards contain non-forfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. Our unexercised stock options, unexercised SSARs and unvested TSRs do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. Use of the two-class method has an immaterial impact on the calculation of basic and diluted earnings per common share.
The following table summarizes the effects of dilutive securities on diluted EPS for the period (amounts in thousands, except share data):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income attributable to Royal Gold common stockholders	$466,281	$332,023	$239,440
Weighted-average shares for basic EPS	69,424,381	65,662,185	65,613,002
Effect of other dilutive securities	136,530	114,649	126,108
Weighted-average shares for diluted EPS	69,560,911	65,776,834	65,739,110
Basic EPS	$6.70	$5.04	$3.64
Diluted EPS	$6.69	$5.04	$3.63
14. INCOME TAXES
For financial reporting purposes, Income before income taxes includes the following components (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
United States	$153,710	$127,366	$64,105
Foreign	420,156	298,726	218,035
Income before income taxes	$573,866	$426,092	$282,140
Our Income tax expense consisted of (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$43,294	$51,643	$24,046
State	(716)	715	(68)
Foreign	63,638	32,901	24,499
Current tax expense	$106,216	$85,259	$48,477
Deferred and others:
Federal	$589	$(92)	$(763)
State	104	(2)	(14)
Foreign	(4,619)	8,448	(5,692)
Deferred tax expense	$(3,926)	$8,354	$(6,469)
Total income tax expense	$102,290	$93,613	$42,008
The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income (net of non-

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
controlling interest in income of consolidated subsidiary and loss from equity investment) from operations as a result of the following differences (amounts in thousands):

	Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Tax Effected	Rate	Tax Effected	Rate	Tax Effected	Rate
Income taxes at statutory rates	$120,512	21.0%	$89,479	21.0%	$59,249	21.0%
State income taxes, net of federal benefit	429	0.1%	914	0.2%	625	0.2%

Foreign tax effects:
Canada
Withholding tax less foreign tax credits	7,619	1.3%	—	—%	(92)	—%
Change in valuation allowance	6,816	1.2%	—	—%	—	—%
Non taxable income and expenses	7,979	1.4%	(16)	—%	22	—%
Other	731	0.1%	1,382	0.3%	397	0.1%

Switzerland
Statutory tax rate differential - federal	(58,136)	(10.1)%	(37,273)	(8.8)%	(27,491)	(9.7)%
Cantonal taxes	19,675	3.4%	13,216	3.1%	9,504	3.4%
Other	2,247	0.4%	1,298	0.3%	(1,024)	(0.4)%
Additional recoverable basis	(16,264)	(2.8)%	—	—%	—	—%
Change in valuation allowance	—	—%	—	—%	(8,462)	(3.0)%

Mexico
Withholding taxes, net of refund	11,893	2.1%	15,656	3.7%	8,125	2.9%

Other foreign jurisdictions	315	0.1%	826	0.2%	293	0.1%

Effects of cross-border tax law:
GILTI & subpart F, net of foreign tax credits	15,576	2.7%	22,087	5.2%	7,235	2.6%

Tax credits:
Foreign tax credits	(10,944)	(1.9)%	(16,166)	(3.8)%	(8,598)	(3.1)%
Change in valuation allowance	(4,118)	(0.7)%	3,873	0.9%	3,180	1.1%

Nontaxable or nondeductible items:
Excess depletion	(2,548)	(0.4)%	(2,473)	(0.6)%	(2,259)	(0.8)%
Statutory tax attributes to non-controlling interest	(1,044)	(0.2)%	(74)	—%	(118)	—%
Other	(63)	—%	884	0.2%	1,421	0.5%
Non-deductible acquisition cost	1,615	0.3%	—	—%	—	—%

Total income tax expense	$102,290	17.8%	$93,613	22.0%	$42,008	14.9%
The effective tax rate for the year ended December 31, 2025, was 17.8%. which included a $16.3 million tax benefit for additional recoverable basis and a tax benefit for an $11 million recovery of foreign withholding tax, partially offset by $2.9 million of U.S. and foreign capitalized acquisition costs. The effective tax rates for the year ended December 31,

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024, was 22% and included a $13.0 million U.S. GILTI income tax expense related to the consideration from the Mount Milligan Cost Support Agreement. The effective tax rate for the year ended December 31, 2023, was 14.9%, which included income tax benefits attributable to the release of a valuation allowance on certain foreign deferred tax assets.
Cash taxes paid consisted of (amounts in thousands):

Year Ended December 31, 2025
United States	$41,111
Switzerland
Federal	21,859
Cantonal	8,616
Mexico	11,187
Australia	6,825
Other	5,750
Total cash taxes paid	$95,348

Year Ended December 31, 2024
United States	$33,608
Switzerland
Federal	15,794
Cantonal	3,502
Mexico	12,058
Australia	5,118
Other	2,028
Total cash taxes paid	$72,108

Year Ended December 31, 2023
United States	$14,261
Switzerland
Federal	17,070
Cantonal	1,967
Mexico	10,160
Canada	2,362
Other	4,483
Total cash taxes paid	$50,303

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences and carryforwards, which give rise to our deferred tax assets and liabilities on December 31, 2025 and 2024 are as follows (amounts in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Stock-based compensation	$3,229	$1,989
Net operating losses	54,455	5,863
Foreign tax credits	35,630	39,748
Amortizable tax goodwill	41,249	37,672
Other tax attributes	10,871	1,784
Capital losses	8,673	1,853
Lease liability	9,805	1,067
Other	1,896	1,788
Total deferred tax assets	165,808	91,764
Valuation allowance	(86,747)	(44,656)
Net deferred tax assets	$79,061	$47,108
Deferred tax liabilities:
Mineral property basis	$(1,117,909)	$(123,482)
Equity method investments	(84,036)	—
Marketable securities	(6,941)	—
Lease right-of-use asset	(8,913)	(930)
Other	(793)	(836)
Total deferred tax liabilities	$(1,218,592)	$(125,248)
Total net deferred taxes	$(1,139,531)	$(78,140)
We review the measurement of our deferred tax assets at each balance sheet date. Considering all available positive and negative evidence, including but not limited to recent earnings history and forecasted future results, the Company believes it is more likely-than-not that all net deferred tax assets not currently burdened with a valuation allowance will be fully realized. As of December 31, 2025 and 2024, we recorded a valuation allowance of $86.7 million and $44.7 million, respectively. The valuation allowance remaining at December 31, 2025 is attributable to U.S. foreign tax credits of $35.6 million and capital losses of $8.7 million, tax basis in excess of book basis in Mineral Properties of $39.0 million, net operating losses of $2.7 million, and other tax attribute carryforwards of $0.7 million.
As of December 31, 2025 and 2024, we had $54.5 million and $5.9 million of net operating loss carryforwards offset by a valuation allowance of $2.7 million and $2.2 million, respectively. The majority of the tax loss carryforwards are in jurisdictions that allow a twenty-year carry-forward period. These losses do not begin to expire until the 2038 tax year.
As of December 31, 2025 and 2024, we had zero unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations by tax authorities for fiscal years before 2022.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of our income tax expense. For the years ended December 31, 2025, 2024, and 2023, we had zero accrued income-tax-related interest and penalties.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SUPPLEMENTAL CASH FLOW INFORMATION
Our supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 is as follows (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid during the period for:
Interest	$19,484	$6,593	$28,054
Income taxes, net of refunds	$95,348	$72,108	$50,303
Non-cash investing and financing activities:
Share issuance to Sandstorm shareholders	$3,597,560	$—	$—
Sandstorm assumed stock options	$80,602	$—	$—
Dividends declared	$129,101	$108,556	$100,232
16. FAIR VALUE MEASUREMENTS
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

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$120,814	$120,814	$—	$—
Available-for-sale debt securities	52,066	—	52,066	—

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$6	$6	$—	$—
______________________________________________
(1) Included in Marketable securities on our consolidated balance sheets.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying value of our revolving credit facility (Note 8) approximates fair value as of December 31, 2025 and is measured using Level 2 inputs.
The fair value of the convertible debt securities due from Bear Creek was determined using binomial lattice models based on the contractual terms and relevant inputs including the risk free interest rate, the USD to CAD currency swap rate, expected dividend yield, expected volatility and the discount yield which are observable in active markets. The use of reasonably possible alternative assumptions would not significantly impact our results.
As of December 31, 2025, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, equity method investments and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
17. MAJOR SOURCES OF REVENUE
Operators that contributed greater than 10% of our total revenue for the years ended December 31, 2025, 2024 and 2023 were as follows (revenue amounts in thousands):

	Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Operator	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue	Revenue	Percentage of total revenue
Centerra	$223,713	21.7%	$186,039	25.9%	$158,167	26.1%
Barrick	132,623	12.9%	84,961	11.8%	75,259	12.4%
Nevada Gold Mines	79,121	7.7%	79,473	11.0%	101,870	16.8%
18. SEGMENT INFORMATION
We manage our business under two reportable segments, consisting of the acquisition and management of stream interests and the acquisition and management of royalty interests. Our President and Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing segment performance and making decisions regarding resource allocation. In addition to revenue, our CODM regularly reviews cost of sales, production taxes and depletion for each of our reportable segments. Royal Gold’s long-lived assets (stream and royalty interests, net) as of December 31, 2025 and 2024 are geographically distributed as shown in the following table (amounts in thousands):

	As of December 31, 2025			As of December 31, 2024
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
North America	$1,214,810	$1,834,921	$3,049,731	$719,765	$1,520,147	$2,239,912
South and Central America	1,045,620	1,846,211	2,891,831	284,340	249,901	534,241
EMEA	2,270,717	309,467	2,580,184	249,065	321	249,386
Australia Pacific	13,595	48,534	62,129	—	19,265	19,265
Total (1)	$4,544,742	$4,039,133	$8,583,875	$1,253,170	$1,789,634	$3,042,804
_______________________________________________________
(1)Includes the carrying value of all stream and royalty interests acquired during the years ended December 31, 2025 and 2024.

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Year Ended December 31, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$686,472	$130,926	$—	$112,858	$442,688
Royalty interests	343,999	—	8,605	63,752	271,642
Total	$1,030,471	$130,926	$8,605	$176,610	$714,330

	Year Ended December 31, 2024
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$483,294	$97,514	$—	$102,800	$282,980
Royalty interests	236,101	—	6,622	41,285	188,194
Total	$719,395	$97,514	$6,622	$144,085	$471,174

	Year Ended December 31, 2023
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$418,280	$90,523	$—	$121,121	$206,636
Royalty interests	187,437	—	7,294	43,385	136,758
Total	$605,717	$90,523	$7,294	$164,506	$343,394
_______________________________________________________
(1)Excludes depreciation, depletion and amortization
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total segment gross profit	$714,330	$471,174	$343,394

Costs and expenses
General and administrative expenses	49,183	40,934	39,761
Depreciation and amortization	472	341	431
Acquisition related costs	26,508	—	—
Operating income	638,167	429,899	303,202
Fair value changes in equity securities	327	(66)	(147)
Loss on sale of marketable securities	(50,017)	—	—
Interest and other income	14,411	6,008	9,952
Interest and other expense	(29,022)	(9,749)	(30,867)
Income before income taxes	$573,866	$426,092	$282,140

ROYAL GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our revenue by reportable segment for the years ended December 31, 2025, 2024 and 2023 is geographically distributed as shown in the following table (amounts in thousands):

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stream interests(1):
North America	$440,738	$314,860	$273,208
EMEA	137,281	82,132	70,757
South and Central America	107,444	86,302	74,315
Australia Pacific	1,009	—	—
Total stream interests	$686,472	$483,294	$418,280

Royalty interests:
North America	$263,332	$192,999	$162,155
Australia Pacific	40,349	28,966	19,011
South and Central America	38,119	14,136	5,736
EMEA	2,199	—	535
Total royalty interests	343,999	236,101	187,437
Total revenue	$1,030,471	$719,395	$605,717
_______________________________________________________
(1)Stream revenue from the following customers exceeded 10% or our revenue for the years ended December 31, 2025, 2024 and 2023: Bank of Montreal $386.9 million (38%), $248.7 million (35%), and $311.6 million (51%) and StoneX $272.5 million (26%), $204.8 million (28%) and $61.1 million (10%), respectively.

19. COMMITMENTS AND CONTINGENCIES
Warintza Project Stream and Royalty Acquisition
As of December 31, 2025, our conditional funding schedule of $100.0 million related to the acquisition of the Warintza Gold Stream and Royalty Agreements made on May 21, 2025 (Note 4) remains subject to certain conditions.
Ilovica Gold Stream Acquisition
As of December 31, 2025, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on management’s assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 did not include an assessment of the effectiveness of internal control over financial reporting of Sandstorm or Horizon, each of which was acquired on October 20, 2025. The operating results of Sandstorm and Horizon are included in our consolidated financial statements from the period subsequent to the acquisition date and represent approximately 53.4% of our total assets as of December 31, 2025 and approximately 4.8% of our total revenue for the year then ended.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Royal Gold, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Royal Gold, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royal Gold, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sandstorm Gold Ltd. and Horizon Copper Corp, which are included in the 2025 consolidated financial statements of the Company and constituted 53.4% of total assets as of December 31, 2025 and 4.8% of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sandstorm Gold Ltd. and Horizon Copper Corp.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 18, 2026
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except that, on December 3, 2025, Paul Libner, the Company's Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 3,200 shares of the Company's common stock through April 1, 2027.
On February 17, 2026, the Company's Board of Directors amended the Company's Amended and Restated Bylaws to conform Article II, Section 7 of the Bylaws, regarding the making and availability of voting lists in connection with meetings of stockholders, to Section 219 of the Delaware General Corporation Law. A copy of the Bylaws, as amended, is filed as Exhibit 3.2 to this report.
On February 17, 2026, the Company's Compensation, Nominating and Governance Committee approved amendments to the employment agreements of each of the Company's executive officers, providing for a change in control termination period beginning 90 days before a change in control (as defined), in addition to the 2 years following a change in control, during which additional severance benefits are payable to the executive officers following a qualifying termination. The amendments reverted the change in control termination period to the period that was applicable before the adoption of amended forms of employment agreement in 2025. Copies of the amended employment agreements are filed as Exhibits 10.2, 10.3 and 10.5 to this report.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this report. The other information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our proxy statement for our 2026 stockholders’ meeting to be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements
(b)Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended through May 26, 2023	10-Q	001-13357	3.1	11/2/2023
3.2*	Amended and Restated Bylaws, as amended through February 17, 2026
4.1	Description of capital stock	10-K	001-13357	4.1	2/13/2025
10.1*	Revolving Facility Credit Agreement (conformed through Sixth Amendment dated June 26, 2025 and incremental joinder dated August 5, 2025)
10.2▲*	Employment Agreement, dated March 17, 2025, between Royal Gold, Inc. and William Heissenbuttel, as amended
10.3▲*	Form of Employment Agreement for U.S. executives (other than CEO)
10.4▲*	Form of Restrictive Covenants Agreement (attached as Exhibit B to the Form of Employment Agreement for U.S. executives)
10.5▲*	Amended and Restated Employment Contract, dated April 16, 2025, between RGLD Gold AG and Daniel Breeze, as amended
10.6▲	Form of Amended and Restated Indemnification Agreement	8-K	001-13357	10.1	2/16/2023
10.7▲	Deferred Compensation Plan for Non-Employee Directors	S-8	333-219378	4.1	7/20/2017
10.8▲	2015 Omnibus Long-Term Incentive Plan, as amended	S-8	333-219378	4.2	7/20/2017
10.9▲	Form of Restricted Stock Agreement under the 2015 Omnibus Long-Term Incentive Plan	10-Q	001-13357	10.1	5/5/2022
10.10▲	Form of Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan	10-Q	001-13357	10.2	5/5/2022
10.11▲	Form of Director Restricted Stock Agreement under the 2015 Omnibus Long-Term Incentive Plan	8-K	001-13357	10.2	3/8/2023
10.12▲	Form of Director Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan	8-K	001-13357	10.4	3/8/2023
10.13▲	Form of Performance Share Award Agreement under the 2015 Omnibus Long-Term Incentive Plan	10-Q	001-13357	10.3	5/5/2022
10.14▲	Form of Incentive Stock Option Agreement under the 2015 Omnibus Long-Term Incentive Plan	10-Q	001-13357	10.1	11/1/2018
10.15▲	Form of Stock Appreciation Rights Agreement under the 2015 Omnibus Long-Term Incentive Plan	10-Q	001-13357	10.2	11/1/2018
10.16▲	2025 Incentive Plan	8-K	001-13357	10.1	5/27/2025
10.17▲*	Form of Restricted Stock Agreement under the 2025 Incentive Plan
10.18▲*	Form of Restricted Stock Unit Agreement under the 2025 Incentive Plan
10.19▲*	Form of Director Restricted Stock Agreement under the 2025 Incentive Plan

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20▲*	Form of Director Restricted Stock Unit Agreement under the 2025 Incentive Plan
10.21▲*	Form of Performance Share Award Agreement under the 2025 Incentive Plan
10.22▲*	Form of Incentive Stock Option Agreement under the 2025 Incentive Plan
10.23▲*	Form of Stock Appreciation Rights Agreement under the 2025 Incentive Plan
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Royal Gold, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Recoupment Policy	10-K	001-13357	97.1	2/15/2024
101*	The following financial statements from Royal Gold, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
▲	Identifies a management contract or compensation plan or arrangement.
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

ROYAL GOLD, INC.

Date: February 19, 2026	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2026	By:	/s/ William Heissenbuttel
William Heissenbuttel
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 19, 2026	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 19, 2026	By:	/s/ William Hayes
William Hayes
Chairman

Date: February 19, 2026	By:	/s/ Fabiana Chubbs
Fabiana Chubbs
Director

Date: February 19, 2026	By:	/s/ Mark Isto
Mark Isto
Director

Date: February 19, 2026	By:	/s/ Jamie Sokalsky
Jamie Sokalsky
Director

Date: February 19, 2026	By:	/s/ Ronald Vance
Ronald Vance
Director

Date: February 19, 2026	By:	/s/ Sybil Veenman
Sybil Veenman
Director