Form 10-Q
period 2026-03-31
ROYAL GOLD INC
filed 2026-05-07
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,866,602 shares of Royal Gold common stock outstanding as of April 29, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and equivalents	$234,142	$233,719
Royalty receivables	142,804	110,846
Income tax receivable	109	2,108
Stream inventory	30,864	25,883
Prepaid expenses and other	4,360	4,890
Total current assets	412,279	377,446
Stream and royalty interests, net (Note 3)	8,539,286	8,583,875
Equity method investment (Note 4)	314,281	300,854
Marketable securities (Note 5)	97,114	172,880
Other assets	126,746	102,469
Total assets	$9,489,706	$9,537,524
LIABILITIES
Accounts payable	$7,269	$10,060
Dividends payable	40,330	40,186
Income tax payable	32,469	33,303
Other current liabilities	37,023	37,367
Total current liabilities	117,091	120,916
Debt (Note 6)	595,689	895,436
Deferred tax liabilities	1,187,876	1,190,672
Mount Milligan deferred liability (Note 7)	69,211	69,211
Other liabilities	57,575	55,942
Total liabilities	2,027,442	2,332,177
Commitments and contingencies (Note 14)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 84,787,272 and 84,499,692 shares outstanding, respectively	846	845
Additional paid-in capital	5,946,311	5,928,123
Accumulated other comprehensive income	—	993
Accumulated earnings	1,467,969	1,227,169
Total Royal Gold stockholders’ equity	7,415,126	7,157,130
Non-controlling interests	47,138	48,217
Total equity	7,462,264	7,205,347
Total liabilities and equity	$9,489,706	$9,537,524
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue (Note 8)	$469,125	$193,436

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	60,337	24,506
General and administrative	17,531	11,063
Production taxes	3,291	1,761
Depreciation, depletion and amortization	90,875	32,995
Total costs and expenses	172,034	70,325

Operating income	297,091	123,111

Fair value changes in equity securities	5,950	(37)
Gain on sale of marketable securities	14,115	—
Interest and other income	3,192	2,049
Interest and other expense	(13,242)	(1,156)
Income before income taxes	307,106	123,967

Income tax expense (Note 11)	(25,398)	(10,389)
Net income	281,708	113,578
Net income attributable to non-controlling interests	(578)	(80)
Net income attributable to Royal Gold common stockholders	$281,130	$113,498
Net income	$281,708	$113,578
Adjustments to comprehensive income, net of tax:
Realized gain on available-for-sale debt securities	(993)	—
Comprehensive income	280,715	113,578
Comprehensive income attributable to non-controlling interests	(578)	(80)
Comprehensive income attributable to Royal Gold stockholders	$280,137	$113,498
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$3.31	$1.72
Basic weighted average shares outstanding	84,720,260	65,705,157
Diluted earnings per share	$3.30	$1.72
Diluted weighted average shares outstanding	85,017,635	65,791,551
Cash dividends declared per common share	$0.475	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2026, and 2025
(Unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2025	84,499,692	$845	$5,928,123	$993	$1,227,169	$48,217	$7,205,347
Sandstorm converted options exercises	251,246	1	20,173	—	—	—	20,174
Stock-based compensation and related share issuances	36,334	—	(1,985)	—	—	—	(1,985)
Distributions to non-controlling interests	—	—	—	—	—	(1,657)	(1,657)
Net income	—	—	—	—	281,130	578	281,708
Other comprehensive loss	—	—	—	(993)	—	—	(993)
Dividends declared	—	—	—	—	(40,330)	—	(40,330)
Balance at March 31, 2026	84,787,272	$846	$5,946,311	$—	$1,467,969	$47,138	$7,462,264

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$—	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	44,153	—	186	—	—	—	186
Distributions to non-controlling interests	—	—	—	—	—	(190)	(190)
Net income	—	—	—	—	113,498	80	113,578
Dividends declared	—	—	—	—	(29,634)	—	(29,634)
Balance at March 31, 2025	65,735,304	$657	$2,228,497	$—	$973,853	$12,139	$3,215,146
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$281,708	$113,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	90,875	32,995
Non-cash employee stock compensation expense	3,592	3,198
Fair value changes in equity securities	(5,950)	37
Gain on sale of marketable securities	(14,115)	—
Deferred tax benefit	(27,764)	(8,828)
Other	1,527	224
Changes in assets and liabilities:
Royalty receivables	(31,958)	5,731
Stream inventory	(4,981)	(1,583)
Income tax receivable	1,999	(231)
Prepaid expenses and other assets	966	345
Accounts payable	(2,790)	135
Income tax payable	(834)	(7,832)
Other liabilities	1,287	(1,400)
Net cash provided by operating activities	$293,562	$136,369

Cash flows from investing activities:
Acquisition of stream and royalty interests	—	(58,246)
Proceeds from the sale of marketable securities	48,973	—
Cash calls for Hod Maden equity method investment	(14,700)	—
Other	(166)	(49)
Net cash provided by (used in) investing activities	$34,107	$(58,295)

Cash flows from financing activities:
Repayment of debt	(300,000)	—
Net payments from issuance of common stock	(5,576)	(3,011)
Net proceeds from Sandstorm option exercises	20,173	—
Common stock dividends	(40,186)	(29,611)
Distributions to non-controlling interests	(1,657)	(190)
Net cash used in financing activities	$(327,246)	$(32,812)
Net increase in cash and equivalents	423	45,262
Cash and equivalents at beginning of period	233,719	195,498
Cash and equivalents at end of period	$234,142	$240,760
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Royal Gold, Inc., together with its subsidiaries (“Royal Gold,” the “Company,” “we,” “us,” or “our”), is engaged in the business of acquiring and managing precious metals streams, royalties and similar interests. We seek to acquire existing stream and royalty interests or to finance projects that are in the production, development or exploration stage in exchange for stream or royalty interests. A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals in an amount determined by reference to production at a mining operation, at a price determined for the life of the transaction by the purchase agreement. A royalty is a non-operating interest in a mining project that provides the right to revenue or metals produced from the project after deducting contractually specified costs, if any.
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”).
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
2.    ACQUISITION OF SANDSTORM GOLD AND HORIZON COPPER
On October 20, 2025, we acquired all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”), collectively referred to as “the Transaction.” Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and stream interests, on mining projects across various stages of development. For more detail on the Transaction, refer to the Company's 2025 10-K.
We are in the process of finalizing our assessment of the fair value of the stream and royalty interests, deferred income taxes, the equity method investment and certain other tax matters as part of the Transaction. The total purchase price of $4.148 billion has been allocated to the net assets acquired based on their respective fair values as follows:

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
There were no changes made to the purchase price allocation during the three months ended March 31, 2026 when compared to the purchase price allocation as of December 31, 2025, which is included in the Company's 2025 10-K.
3.    STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 (amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,211,315	$(1,410,237)	$2,801,078
Royalties	2,334,644	(797,136)	1,537,508
Total production stage interests	6,545,959	(2,207,373)	4,338,586

Development stage interests:
Streams	936,721	—	936,721
Royalties	624,551	—	624,551
Total development stage interests	1,561,272	—	1,561,272

Exploration stage interests:
Streams	741,591	—	741,591
Royalties	1,897,837	—	1,897,837
Total exploration stage interests	2,639,428	—	2,639,428
Total stream and royalty interests, net	$10,746,659	$(2,207,373)	$8,539,286

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2025 (amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,190,864	$(1,359,206)	$2,831,658
Royalties	2,319,553	(760,108)	1,559,445
Total production stage interests	6,510,417	(2,119,314)	4,391,103

Development stage interests:
Streams	936,726	—	936,726
Royalties	581,746	—	581,746
Total development stage interests	1,518,472	—	1,518,472

Exploration stage interests:
Streams	776,358	—	776,358
Royalties	1,897,942	—	1,897,942
Total exploration stage interests	2,674,300	—	2,674,300
Total stream and royalty interests, net	$10,703,189	$(2,119,314)	$8,583,875
4.    EQUITY METHOD INVESTMENT
Hod Maden Interest
The Company has a 30% equity interest in Artmin Madencilik Sanayi ve Ticaret A.Ş. (“Artmin”), a privately held company incorporated in Türkiye which owns the Hod Maden project. The carrying value of the Hod Maden equity investment at March 31, 2026 and December 31, 2025, was $248.2 million and $249.5 million, respectively, and is included in Equity method investment on the consolidated balance sheets.
The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the investee's losses is included in Interest and other expense in the consolidated statement of operations.
Loan to Associate
As of March 31, 2026 and December 31, 2025, the Company advanced $66.1 million and $51.4 million, respectively, of shareholder loans to Artmin to fund the Company's share of cash calls for ongoing development costs at Hod Maden. The loans bear interest at 4% plus the credit default swap rate of Türkiye at the start of each quarterly period and have five-year terms. The loans are included in Equity method investment on the consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
5.    MARKETABLE SECURITIES
The Company's marketable securities consist of the following (amounts in thousands):

	Fair Value
	March 31, 2026	December 31, 2025
Available-for-sale equity securities(1)	$97,114	$120,814
Available-for-sale debt securities(2)	—	52,066
Total marketable securities	$97,114	$172,880
_______________________________________________
(1) Fair value adjustment recorded within net income.
(2) Fair value adjustment recorded within other comprehensive income.
Available-for-sale Equity Securities
Entrée Resources Ltd.
The Company holds 50,297,717 Entrée Resources Ltd. (“Entrée”) common shares, representing approximately 24% of the issued and outstanding Entrée common shares on an undiluted basis. Entrée is a public Canadian mining company with a carried joint venture interest in the Hugo North Extension and Heruga deposits located in Mongolia. At March 31, 2026 and December 31, 2025, the carrying value of the Entrée shares was $83.4 million and $76.7 million, respectively, and is included in available-for-sale equity securities.
Highlander Silver Corp.
On February 26, 2026, as part of the previously announced agreement with Bear Creek Mining Corporation (“Bear Creek”) to restructure equity, debt and other interests in Bear Creek (the “Bear Creek Transaction”), our shares of Bear Creek converted to shares of Highlander Silver Corp. (“Highlander”) at a conversion of 0.1175 Highlander shares per one Bear Creek share. On March 27, 2026, we sold our shares in Highlander for a net realized gain of $9.9 million. This amount is recorded within Gain on sale of marketable securities on our consolidated statements of operations and comprehensive income.
Available-for-sale Debt Securities
Bear Creek Convertible Debt Securities
Upon closing of the Bear Creek Transaction, we settled outstanding debt obligations owed by Bear Creek of $49.5 million and terminated the gold and silver stream obligations between Bear Creek and Royal Gold in connection with the Mercedes Mine. In consideration for the debt settlement, we received $6.2 million cash, an incremental 1.75% NSR royalty on the Corani Project in Peru (bringing the Company's total royalty interest to 2.75%), and a 2.0% NSR royalty on the Mercedes Mine. The royalties have been accounted for as asset acquisitions and are recorded as development stage royalty interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The impact of the debt settlement with Bear Creek in the consolidated statements of operations and comprehensive income was not material.
6.    DEBT
The Company's debt as of March 31, 2026 and December 31, 2025 consists of the following (amounts in thousands):

	As of March 31, 2026			As of December 31, 2025
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
Revolving credit facility	$600,000	$(4,311)	$595,689	$900,000	$(4,564)	$895,436
Total debt	$600,000	$(4,311)	$595,689	$900,000	$(4,564)	$895,436

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revolving credit facility
During the three months ended March 31, 2026, we repaid $300 million of outstanding borrowings on our revolving credit facility leaving $600 million outstanding and $800 million available under our revolving credit facility as of March 31, 2026. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of March 31, 2026.
On May 5, 2026, we entered into a seventh amendment to the revolving credit facility that added a new $600 million uncommitted accordion feature to the revolving credit facility. The new accordion feature permits the Company to request additional commitments from the credit facility bank syndicate that would increase aggregate commitments under the revolving credit facility to up to $2.0 billion, subject to customary conditions, including the consent of each lender providing an additional commitment.
Interest expense, which includes interest on outstanding borrowings and amortization of the debt issuance costs, was $9.6 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The interest rate on borrowings under our credit facility as of March 31, 2026, was SOFR plus 1.2% for an all-in rate of 5.0%.
On April 13, 2026, we repaid $75 million of outstanding borrowings on our revolving credit facility leaving $525 million outstanding and $875 million available as of the date of this report. We may repay borrowings under our revolving credit facility at any time without premium or penalty.
On May 6, 2026, we notified the lenders of our intent to repay $100 million of outstanding borrowings on May 13, 2026.
7.    MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Cost Support Agreement with Centerra Gold Inc. (“Centerra”) with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future (“Deferred Gold Consideration”) and a free cash flow interest.
The value of the cash consideration and free cash flow interest received from Centerra, and proceeds from the sale of the Deferred Gold Consideration, is recorded as a deferred liability in our consolidated balance sheets. As of March 31, 2026, the balance of the deferred liability was $69.2 million and 38,889 ounces of Deferred Gold Consideration remain outstanding.
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
Stream Interests
A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more of the metals in an amount determined by reference to production at a mining operation, at a price determined for the life of the transaction by the purchase agreement. Gold, silver and copper received under our metal streaming agreements are taken into inventory, and then sold primarily at cash average or spot market prices. The sales price for the averaging contracts is determined by the average daily gold, silver or copper spot prices during the term of the contract, typically a consecutive period between ten days and three months (depending on the frequency of deliveries under the respective streaming agreement and our sales policy in effect at the time), commencing shortly after receipt and purchase of the metal. We settle both averaging and spot sales contracts via physical delivery of the metal to the purchaser (our customer) on the settlement date specified in the contract. Under our sales contracts, there is a single performance obligation to sell a contractually specified volume of metal to the purchaser, and we satisfy this

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
obligation at the point in time of physical delivery. Accordingly, revenue from our metal sales is recognized on the date of settlement, which is the date that control, custody and title to the metal transfer to the purchaser.
Royalty Interests
A royalty is a non-operating interest in a mining project that provides the right to a percentage of revenue or metals produced from the project after deducting specified costs, if any. We are entitled to payment for our royalty interest in a mining project based on a contractually specified commodity price (for example, a monthly or quarterly average spot price) for the period in which metal production occurs. As a royalty holder, we act as a passive entity in the production and operations of the mining project, and the third-party operator of the mining project is responsible for all mining activities, including subsequent marketing and delivery of all metal production to its ultimate customer. In all of our material royalty interest arrangements, we have concluded that we transfer control of our interest in the metal production to the operator at the point at which production occurs, and thus, the operator is our customer. We have further determined that the transfer of each unit of metal production comprising our royalty interest to the operator represents a separate performance obligation under the contract, and each performance obligation is satisfied at the point in time when the mine operator of the property over which the royalty interest is held delivers the commodity to the customer. Accordingly, we recognize revenue attributable to our royalty interests in the period in which metal production occurs at the specified commodity price per the agreement, net of any contractually allowable costs.
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2025 10-K. For the three months ended March 31, 2026, royalty revenue that was estimated or was attributable to metal production for a period prior to the three months ended March 31, 2026, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 12.
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Stream revenue:
Gold	$236,446	$94,562
Silver	52,734	18,699
Copper	21,699	9,221
Other	1,898	—
Total stream revenue	$312,777	$122,482
Royalty revenue:
Gold	$97,462	$51,164
Silver	20,279	4,901
Copper	24,971	7,591
Other	13,636	7,298
Total royalty revenue	$156,348	$70,954
Total revenue	$469,125	$193,436

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended
	Metal(s)	March 31, 2026	March 31, 2025
Stream revenue:
Mount Milligan	Gold & Copper	$57,322	$42,808
Pueblo Viejo	Gold & Silver	55,869	28,751
Andacollo	Gold	27,151	12,744
Kansanshi	Gold	25,511	—
Other(1)	Various	146,924	38,179
Total stream revenue		$312,777	$122,482
Royalty revenue:
Cortez Legacy Zone	Gold	$16,426	$11,143
Cortez CC Zone	Gold	8,793	3,554
Other(1)	Various	131,129	56,257
Total royalty revenue		$156,348	$70,954
Total revenue		$469,125	$193,436
__________________________________________
(1)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
Please refer to Note 12 for the geographical distribution of our revenue by reportable segment.
9.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Restricted stock	$2,185	$2,012
Performance stock	1,407	1,186
Total stock-based compensation expense	$3,592	$3,198
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Number of shares)
Performance stock (at maximum 200% attainment)	39,034	72,120
Restricted stock	32,578	50,264
Total equity awards granted	71,612	122,384

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
As of March 31, 2026, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$13,493	2.3
Performance stock	10,801	2.3
10.    EARNINGS PER SHARE (“EPS”)
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
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to Royal Gold common stockholders	$281,130	$113,498
Weighted-average shares for basic EPS	84,720,260	65,705,157
Effect of other dilutive securities	297,375	86,394
Weighted-average shares for diluted EPS	85,017,635	65,791,551
Basic EPS	$3.31	$1.72
Diluted EPS	$3.30	$1.72
11.    INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
Income tax expense	$25,398	$10,389
Effective tax rate	8.3%	8.4%
The effective tax rate for the three months ended March 31, 2026, included a $33.7 million discrete benefit for a change in a foreign tax rate. The effective tax rate for the three months ended March 31, 2025, included a $12.0 million discrete benefit, net of valuation allowance, for additional recoverable basis in foreign jurisdictions and a $1.7 million discrete benefit related to a withholding tax refund on a foreign royalty.
12.     SEGMENT INFORMATION
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

	As of March 31, 2026			As of December 31, 2025
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
North America	$1,180,681	$1,821,667	$3,002,348	$1,214,810	$1,834,921	$3,049,731
South and Central America	1,034,797	1,883,234	2,918,031	1,045,620	1,846,211	2,891,831
EMEA	2,251,381	306,601	2,557,982	2,270,717	309,467	2,580,184
Australia Pacific	12,531	48,394	60,925	13,595	48,534	62,129
Total	$4,479,390	$4,059,896	$8,539,286	$4,544,742	$4,039,133	$8,583,875
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended March 31, 2026
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$312,777	$60,337	$—	$53,575	$198,865
Royalty interests	156,348	—	3,291	37,028	116,029
Total	$469,125	$60,337	$3,291	$90,603	$314,894

	Three Months Ended March 31, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$122,482	$24,506	$—	$20,353	$77,623
Royalty interests	70,954	—	1,761	12,562	56,631
Total	$193,436	$24,506	$1,761	$32,915	$134,254
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Total segment gross profit	$314,894	$134,254

Costs and expenses
General and administrative expenses	17,531	11,063
Depreciation and amortization	272	80
Operating income	297,091	123,111
Fair value changes in equity securities	5,950	(37)
Gain on sale of marketable securities	14,115	—
Interest and other income	3,192	2,049
Interest and other expense	(13,242)	(1,156)
Income before income taxes	$307,106	$123,967

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our revenue by reportable segment for the three months ended March 31, 2026 and 2025, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Stream interests:
North America	$163,263	$81,981
EMEA	79,496	22,380
South and Central America	68,954	18,121
Australia Pacific	1,064	—
Total stream revenue	$312,777	$122,482

Royalty interests:
North America	$94,733	$58,790
South and Central America	41,279	4,208
Australia Pacific	15,057	7,956
EMEA	5,279	—
Total royalty revenue	156,348	70,954
Total revenue	$469,125	$193,436

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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value at March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$97,114	$97,114	$—	$—

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$120,814	$120,814	$—	$—
Available-for-sale debt securities	52,066	—	52,066	—
______________________________________________
(1) Included in Marketable securities on our consolidated balance sheets.
The carrying value of our revolving credit facility (Note 6) approximates fair value as of March 31, 2026 and December 31, 2025 and is measured using Level 2 inputs.
The fair value of the convertible debt securities due from Bear Creek at December 31, 2025 was determined using binomial lattice models based on the contractual terms and relevant inputs including the risk free interest rate, the USD to CAD currency swap rate, expected dividend yield, expected volatility and the discount yield which are observable in active markets. The use of reasonably possible alternative assumptions would not significantly impact our results.
As of March 31, 2026, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, equity method investments and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
14.     COMMITMENTS AND CONTINGENCIES
Warintza Project Conditional Funding
As of March 31, 2026, our conditional funding schedule of $100.0 million related to the acquisition of the Warintza Gold Stream and Royalty Agreements made on May 21, 2025 remains subject to certain conditions.
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we paid Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The remaining $50 million payable is due to Solaris one year after closing, and is subject to certain conditions including the registration of security in Ecuador.
Ilovica Gold Stream Acquisition
As of March 31, 2026, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

15.     SUBSEQUENT EVENTS
Share Repurchase Program
On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases will be subject to management's discretion and may be based upon market conditions and

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
alternative opportunities for the use or investment of capital. Although the Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
The share repurchase program is intended to be used in those circumstances when we believe there is a significant difference between the market value of Royal Gold shares and what we believe is the intrinsic value and outlook for the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Presentation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the financial condition and results of operations of Royal Gold. You should read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this report, as well as the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (“2025 10-K”).
This MD&A contains forward-looking information. You should review our important note about forward-looking statements following this MD&A.
We do not own, develop, or mine the properties on which we hold stream or royalty interests (except for the joint venture interest in Hod Maden). Certain information provided in this report about operating properties in which we hold interests, including information about mineral resources and reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.
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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals in an amount determined by reference to production at a mining operation, at a price determined for the life of the transaction by the purchase agreement. As of March 31, 2026, we owned stream interests relating to 17 production stage properties and 5 development stage properties. Stream interests accounted for approximately 67% of our total revenue for the three months ended March 31, 2026 and 63% for the three months ended March 31, 2025. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — A royalty is a non-operating interest in a mining project that provides the right to revenue or metals produced from the project after deducting specified costs, if any. As of March 31, 2026, we owned royalty interests on 62 production stage properties, 25 development stage properties and 258 exploration stage properties, of which we consider 78 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 33% of our total revenue for the three months ended March 31, 2026 and 37% for the three months ended March 31, 2025.
We do not conduct mining operations on the properties in which we hold stream and royalty interests, and are generally not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.
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

Business Highlights and Uncertainties
Bear Creek Convertible Debt Securities
On February 26, 2026, we closed the previously announced agreement with Bear Creek Mining Corporation (“Bear Creek”) to restructure equity, debt and other interests in Bear Creek and its assets in return for increased royalty exposure to Bear Creek's Corani project and a new royalty interest over the Mercedes project, cash and shares in Highlander Silver Corp. (“Highlander”).
Upon closing of the transaction, we settled outstanding debt obligations owed by Bear Creek of $49.5 million and terminated the gold and silver stream obligations between Bear Creek and Royal Gold in connection with the Mercedes Mine. In consideration for the debt settlement, we received $6.2 million cash, an incremental 1.75% NSR royalty on the Corani project in Peru (bringing the Company's total royalty interest to 2.75%), and a new 2.0% NSR royalty on the Mercedes project.
Warintza Project Conditional Funding
As of March 31, 2026, our conditional funding schedule of $100.0 million related to the acquisition of the Warintza Gold Stream and Royalty Agreements made on May 21, 2025 remains subject to certain conditions.
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we paid Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The remaining $50 million payable is due to Solaris one year after closing.
Metal Prices
Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years, and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.
For the three months ended March 31, 2026 and 2025, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$4,873	71%	$2,860	75%
Silver ($/ounce)(1)	$84.33	16%	$31.88	12%
Copper ($/pound)(2)	$5.83	10%	$4.24	9%
Other	N/A	3%	N/A	4%
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
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 7,700 ounces for the three months ended March 31, 2026, compared to approximately 5,500 ounces for the three months ended March 31, 2025. Stream deliveries typically occur approximately 5 months after mine production. Higher deliveries in this period relate to higher grades and recoveries in the three months ended September 30, 2025, compared to the prior year period. Gold stream deliveries are based on a fixed payability factor of 89%.
Teck Resources Limited (“Teck”) expects 2026 gold production at Andacollo to range between 38,000 and 42,000 ounces compared to actual gold production of 35,900 ounces in 2025.
In the three months ended March 31, 2026, Teck reported gold production of 10,300 ounces compared to 7,400 ounces in the prior year period.
The mine life of Andacollo is expected to continue until 2038, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Kansanshi
Gold stream deliveries from Kansanshi were approximately 7,600 ounces for the three months ended March 31, 2026. We received our first gold stream delivery from Kansanshi on October 3, 2025. Deliveries at Kansanshi lag mine production by approximately two months and are expected to be received monthly.
On April 28, 2026, First Quantum Minerals Ltd. ("First Quantum") reported first quarter copper production of 45,345 tonnes, 2,310 tonnes lower than the previous quarter due to lower feed grades and recoveries, which was partially mitigated by higher throughput attributable to the S3 circuit. According to First Quantum, S3 throughput increased steadily during the quarter, with ore milled peaking in March, driven by higher operating time, strong utilization, and milling rates stabilizing approximately 25% above design capacity. First Quantum expects S3 to continue to take a high proportion of feed from surface stockpiles, which are lower grade than fresh mine ore grades, until the mining pre-strip at South East Dome is completed. First Quantum confirmed that copper production guidance for 2026 remains unchanged at 175,000 to 205,000 tonnes.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 12,100 ounces for the three months ended March 31, 2026, compared to approximately 16,100 ounces for the three months ended March 31, 2025. Copper stream deliveries from Mount Milligan were approximately 1.4 million pounds during the three months ended March 31, 2026, compared to approximately 3.1 million pounds during the three months ended March 31, 2025. Deliveries at Mount Milligan lag mine production by approximately five months. The decrease in deliveries in this period was primarily due to differences in the timing of shipments and settlements during the periods, as well as lower head grade, lower recovery and lower throughput during the quarters that impacted this quarter's deliveries compared to those factors that influenced deliveries in the prior year period. Gold stream deliveries are based on a fixed payability factor of 97% and copper stream deliveries are based on a minimum payability factor of 95%.
On February 19, 2026, Centerra Gold Inc. (“Centerra”) provided Mount Milligan production guidance for 2026. Centerra expects gold production to range between 140,000 and 155,000 ounces, with gold production and sales expected to be higher in the second and third quarters of 2026, reflecting planned mine sequencing. Centerra also expects copper production to range between 50 and 60 million pounds, with copper production and sales expected to be evenly weighted throughout 2026. On April 29, 2026, Centerra reported gold and copper production of 29,572 ounces and 14.2 million pounds, respectively, in the first quarter of 2026. According to Centerra, this production was in line with the recently announced pre-feasibility study mine plan and is on track with full year 2026 guidance.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 7,000 ounces for the three months ended March 31, 2026, compared to approximately 5,800 ounces for the three months ended March 31, 2025. The increase in gold deliveries was primarily due to higher throughput resulting from the plant expansion, as well as higher grades, partially offset by lower recoveries. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 171,200 ounces for the three months ended March 31, 2026, compared to approximately 204,700 ounces for the three months ended March 31, 2025. The decrease in silver deliveries was primarily due to lower recoveries. Silver stream deliveries are based on a fixed payability factor of 99.0%. Gold and silver deliveries are quarterly and typically occur one to three months after mine production.

Gold production guidance attributable to our stream at Pueblo Viejo is expected to range from 350,000 to 400,000 ounces. Barrick Mining Corporation (“Barrick”) does not provide silver production guidance, and we expect silver recovery at Pueblo Viejo to remain below the level required for delivery of deferred silver ounces for the foreseeable future.
On February 27, 2026, Barrick released an updated National Instrument 43-101 Technical Report on the Pueblo Viejo mine, which indicates that existing reserves and additional tailings capacity from the new Naranjo tailings storage facility (“TSF”) support open pit mining operations until 2048, with the processing of low-grade ore stockpiles and limestone re-handling continuing to 2049. Tailings from the recently expanded process plant will continue to be deposited in the existing El Llagal TSF until the end of life of that facility in 2030. Thereafter, tailings will be deposited into the Naranjo TSF. Construction of the Naranjo TSF is underway after early works began in late 2025.
Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 144,000 ounces of gold for the three months ended March 31, 2026, of which 36,000 ounces were attributable to the Legacy Zone, and 108,000 ounces were attributable to the CC Zone, compared to approximately 150,800 ounces of gold for the three months ended March 31, 2025, of which 31,100 ounces were attributable to the Legacy Zone, and 119,700 ounces were attributable to the CC Zone.
In its 2025 Annual Information Form issued in February 2026, Barrick reported mine life expectations from currently producing areas within the Cortez Complex based on existing reserves and production capacity. According to Barrick, production at the Cortez open pit operation, which includes the Pipeline/Crossroads complex and Cortez Pits, is expected to continue until 2030; the underground operation, which includes the Goldrush mine, is expected to continue until 2044. These estimates exclude the potential contribution of new production from the Robertson and Fourmile projects.
Results of Operations
Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025
For the three months ended March 31, 2026, we recorded net income attributable to Royal Gold stockholders of $281.1 million, or $3.31 per basic share and $3.30 per diluted share, as compared to net income of $113.5 million, or $1.72 per basic and diluted share, for the three months ended March 31, 2025. The increase in net income was primarily attributable to higher revenue and gains from marketable securities partially offset by higher cost of sales, depletion expense, interest expense and income tax expense, each discussed below.
For the three months ended March 31, 2026, we recognized total revenue of $469.1 million, comprised of stream revenue of $312.8 million and royalty revenue of $156.3 million at an average gold price of $4,873 per ounce, an average silver price of $84.33 per ounce and an average copper price of $5.83 per pound. This is compared to total revenue of $193.4 million for the three months ended March 31, 2025, comprised of stream revenue of $122.5 million and royalty revenue of $71.0 million, at an average gold price of $2,860 per ounce, an average silver price of $31.88 per ounce and an average copper price of $4.24 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(Amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		March 31, 2026			March 31, 2025
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$57,322			$42,808
	Gold		9,200	oz.		11,800	oz.
	Copper		2.1	Mlbs.		2.2	Mlbs.
Pueblo Viejo		$55,869			$28,751
	Gold		7,600	oz.		7,700	oz.
	Silver		0.2	Moz.		0.2	Moz.
Andacollo	Gold	$27,151	5,600	oz.	$12,744	4,400	oz.
Kansanshi	Gold	$25,511	5,100	oz.	—	—	oz.
Other(3)		$146,924			$38,179
	Gold		20,900	oz.		9,400	oz.
	Silver		0.4	Moz.		0.4	Moz.
	Copper		1.6	Mlbs.		—	Mlbs.
Total stream revenue		$312,777			$122,482

Royalty(2):
Cortez Legacy Zone	Gold	$16,426	36,000	oz.	$11,143	31,100	oz.
Cortez CC Zone	Gold	$8,793	108,000	oz.	$3,554	119,700	oz.
Other(3)	Various	$131,129	N/A		$56,257	N/A
Total royalty revenue		$156,348			$70,954
Total Revenue		$469,125			$193,436
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended March 31, 2026, and 2025, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal. Refer to Note 8 to the notes to consolidated financial statements.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, new revenue from the Kansanshi stream and Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”) assets, higher gold sales at Andacollo, Xavantina and Rainy River (included within “Other” stream revenue in the table above), and higher production from Peñasquito (included within “Other” royalty revenue in the table above). These increases were partially offset by lower sales from Mount Milligan when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended March 31, 2026 and 2025, and gold and silver ounces and copper pounds in inventory as of March 31, 2026, and December 31, 2025, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2026		March 31, 2025		March 31, 2026	December 31, 2025
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	12,100	9,200	16,100	11,800	6,700	3,800
Pueblo Viejo	7,000	7,600	5,800	7,700	7,000	7,600
Andacollo	7,600	5,600	5,500	4,400	4,100	2,100
Kansanshi	7,600	5,100	—	—	2,500	—
Other	20,500	20,900	8,800	9,400	5,800	6,300
Total	54,800	48,400	36,200	33,300	26,100	19,800

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2026		March 31, 2025		March 31, 2026	December 31, 2025
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	171,200	213,600	204,700	219,400	171,200	213,600
Other	336,800	397,000	367,500	378,000	55,000	115,200
Total	508,000	610,600	572,200	597,400	226,200	328,800

	Three Months Ended		Three Months Ended		As of	As of
	March 31, 2026		March 31, 2025		March 31, 2026	December 31, 2025
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	1.4	2.1	3.1	2.2	—	0.7
Other	1.6	1.6	—	—	—	—
Total	3.0	3.7	3.1	2.2	—	0.7
_______________________________________________
(1) Excludes silver permitted to be deferred under the Pueblo Viejo stream agreement.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $60.3 million for the three months ended March 31, 2026, from $24.5 million for the three months ended March 31, 2025. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), new sales from the Kansanshi stream and Sandstorm and Horizon assets, and higher sales at Andacollo, Xavantina and Rainy River. These increases were partially offset by lower gold sales at Mount Milligan when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $17.5 million for the three months ended March 31, 2026, from $11.1 million for the three months ended March 31, 2025. The increase compared to the prior year period was primarily due to higher employee related costs and higher corporate costs as a result of the Sandstorm and Horizon acquisition.
Depreciation, depletion and amortization increased to $90.9 million for the three months ended March 31, 2026, from $33.0 million for the three months ended March 31, 2025. The increase was primarily due to additional depletion from the recently acquired Kansanshi stream and Sandstorm and Horizon assets. These increases were partially offset by lower sales and depletion at Mount Milligan when compared to the prior year period.

During the three months ended March 31, 2026, we realized a gain from the sale of marketable securities of $14.1 million. The gain was primarily due to the sale of Highlander shares as detailed in Note 5 of our notes to consolidated financial statements.
Interest and other expense increased to $13.2 million for the three months ended March 31, 2026, from $1.2 million for the three months ended March 31, 2025. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended March 31, 2026, amounts outstanding under our revolving credit facility averaged $756.4 million at an average all-in borrowing rate of 5.0% compared to no outstanding debt for the three months ended March 31, 2025.
For the three months ended March 31, 2026, we recorded income tax expense of $25.4 million, compared to $10.4 million for the three months ended March 31, 2025. The income tax expense resulted in an effective tax rate of 8.3% in the current period, compared with 8.4% for the three months ended March 31, 2025. The income tax expense for the three months ended March 31, 2026, included a $33.7 million discrete benefit related to a change in foreign tax rate. The three months ended March 31, 2025, included a $12.0 million discrete benefit, net of valuation allowance, for additional recoverable basis in foreign jurisdictions and a $1.7 million discrete benefit related to a withholding tax refund on a foreign royalty.
Liquidity and Capital Resources
Overview
At March 31, 2026, we had current assets of $412.3 million compared to current liabilities of $117.1 million, which resulted in working capital of $295.2 million. This compares to current assets of $377.4 million and current liabilities of $120.9 million at December 31, 2025, resulting in working capital of $256.5 million. The increase in working capital was primarily due to higher cash proceeds received from our stream and royalty interests and proceeds from the sale of marketable securities, partially offset by higher principal and interest payments on our debt, higher income tax payments, and higher general corporate costs when compared to the prior year period.
During the three months ended March 31, 2026, liquidity needs were met from $293.6 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.1 billion of total liquidity at March 31, 2026. As of March 31, 2026, we had $600.0 million outstanding debt and $800.0 million available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of March 31, 2026. See below for further developments on our revolving credit facility.
We believe that our current liquidity and capital resources will be adequate to cover anticipated operating needs for the next 12 months, and thereafter for the foreseeable future. Our current capital resources are also available to fund dividends and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.
Please refer to our risk factors included in Part 1, Item 1A of our 2025 10-K for a discussion of certain risks that may impact our liquidity and capital resources.
Recent Liquidity and Capital Resources Developments
Revolving Credit Facility Developments
During the three months ended March 31, 2026, we repaid $300.0 million of outstanding borrowings on our revolving credit facility, leaving $600.0 million outstanding and $800.0 million available under our revolving credit facility as of March 31, 2026.
On April 13, 2026, we repaid $75.0 million of outstanding borrowings on our revolving credit facility and on May 5, 2026, we entered into a seventh amendment to the revolving credit facility that added a new $600.0 million uncommitted accordion feature to the revolving credit facility. The new accordion feature permits the Company to request additional commitments that would increase aggregate commitments under the revolving credit facility to up to $2.0 billion, subject to customary conditions, including the consent of each lender providing an additional commitment. As of the date of this report, we had $525.0 million outstanding and $875.0 million available under our revolving credit facility, excluding the uncommitted accordion feature.
On May 6, 2026, we notified the lenders of our intent to repay $100 million of outstanding borrowings on May 13, 2026.
Share Repurchase Program
On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases will be subject to management's discretion and may be based upon market conditions and alternative opportunities for the use or investment of capital. Although the Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
The share repurchase program is intended to be used in those circumstances when we believe the market value of our shares does not reflect the intrinsic value and outlook for the Company.
Operating Activities
Net cash provided by operating activities totaled $293.6 million for the three months ended March 31, 2026, compared to $136.4 million for the three months ended March 31, 2025. The increase was primarily due to higher net cash proceeds received from our stream and royalty interests of $198.1 million, partially offset by higher income tax payments of $20.3 million, higher general and administrative payments of $10.4 million and higher interest payments on outstanding debt of $10.5 million when compared to the prior year period.
Investing Activities
Net cash provided by investing activities totaled $34.1 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $58.3 million for the three months ended March 31, 2025. The current period change was primarily due to cash proceeds of $49.0 million from the sale of Highlander shares and other marketable securities partially offset by cash calls of $14.7 million for the Hod Maden equity method investment. The prior period change was primarily due to the $50.0 million payment for the acquisition of the additional Xavantina stream.
Financing Activities
Net cash used in financing activities totaled $327.2 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $32.8 million for the three months ended March 31, 2025. The increase was primarily due to higher debt repayments of $300.0 million and higher dividend payments of $10.6 million, partially offset by higher proceeds from the exercise of Sandstorm assumed options of $20.2 million when compared to the prior year period.
Recently Adopted Accounting Standards and Critical Accounting Policies
Refer to Note 1 of our notes to consolidated financial statements for further discussion on any recently adopted accounting standards. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K for discussion on our critical accounting policies.
Forward-Looking Statements
This report and our other public communications include “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are not guarantees of future performance, and actual results may differ materially from these statements.
Forward-looking statements are often identified by words such as “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for, and anticipated benefits from, investments, acquisitions, and other transactions; receipt and timing of future deliveries and sales of metals, including deferred amounts at Pueblo Viejo; anticipated liquidity, capital resources, financing, and stockholder returns, including share repurchases; borrowings and repayments under our revolving credit facility; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; the ultimate timing, outcome, and results of integrating the operations of Royal Gold, Sandstorm and Horizon; failure to realize the anticipated benefits from the Sandstorm and Horizon acquisition in the timeframe expected or at all; risks associated with the joint arrangement interests acquired as part of the Sandstorm and Horizon acquisition; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions, or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described in this report and in our other reports filed with the SEC, including our 2025 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on forward-looking statements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and cash flows are significantly impacted by changes in the market price of gold and other metals. Gold, silver, copper, and other metal prices can fluctuate significantly and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, inflation and the strength of the U.S. dollar relative to other currencies. Please see the risk factor entitled “Our revenue is subject to volatility in metal prices, which could adversely affect our results of operations and cash flow,” under Part I, Item 1A of our 2025 10-K, for more information about risks associated with metal price volatility.
During the three months ended March 31, 2026, we reported revenue of $469.1 million, with an average gold price for the period of $4,873 per ounce, an average silver price of $84.33 per ounce, and an average copper price of $5.83 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the three months ended March 31, 2026:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	71%	$37.2 million
Silver	16%	$7.1 million
Copper	10%	$7.4 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II.     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A of our 2025 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, other than Paul Libner, the Company's Senior Vice President and Chief Financial Officer, who adopted a trading plan on March 11, 2026 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 2,500 shares of the Company's common stock through June 15, 2027.

As previously disclosed, on August 5, 2025, the Company exercised the accordion feature under its revolving credit facility dated June 2, 2017, as amended, increasing aggregate commitments under the revolving credit facility to $1.4 billion. On May 5, 2026, the Company and certain of its subsidiaries entered into a seventh amendment to the revolving credit facility that added a new $600 million uncommitted accordion feature to the revolving credit facility. The new accordion feature permits the Company to request additional commitments that would increase aggregate commitments under the revolving credit facility to up to $2.0 billion, subject to customary conditions, including the consent of each lender providing an additional commitment. The foregoing description of the seventh amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the seventh amendment, a copy of which is filed as Exhibit 10.1 to this report.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Seventh Amendment to Revolving Facility Credit Agreement, dated May 5, 2026
10.2	Employment Agreement, dated March 17, 2025, between Royal Gold, Inc. and William Heissenbuttel, as amended	10-K	001-13357	10.2	2/19/2026
10.3	Form of Employment Agreement for U.S. executives (other than CEO)	10-K	001-13357	10.3	2/19/2026
10.4	Form of Restrictive Covenants Agreement (attached as Exhibit B to the Form of Employment Agreement for U.S. executives)	10-K	001-13357	10.4	2/19/2026
10.5	Amended and Restated Employment Contract, dated April 16, 2025, between RGLD Gold AG and Daniel Breeze, as amended	10-K	001-13357	10.5	2/19/2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: May 7, 2026
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)