Form 10-Q
period 2026-06-30
ROYAL GOLD INC
filed 2026-08-06
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,727,857 shares of Royal Gold common stock outstanding as of July 29, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and equivalents	$182,468	$233,719
Royalty receivables	131,708	110,846
Income tax receivable	19,460	2,108
Stream inventory	30,486	25,883
Prepaid expenses and other	5,913	4,890
Total current assets	370,035	377,446
Stream and royalty interests, net (Note 3)	8,600,469	8,583,875
Equity method investment (Note 4)	228,275	300,854
Marketable securities (Note 5)	132,087	172,880
Other assets	118,442	102,469
Total assets	$9,449,308	$9,537,524
LIABILITIES
Accounts payable	$4,635	$10,060
Dividends payable	40,263	40,186
Income tax payable	51,616	33,303
Other current liabilities	30,034	37,367
Total current liabilities	126,548	120,916
Debt (Note 6)	395,892	895,436
Deferred tax liabilities	1,164,553	1,190,672
Mount Milligan deferred liability (Note 7)	69,211	69,211
Other liabilities	59,458	55,942
Total liabilities	1,815,662	2,332,177
Commitments and contingencies (Note 15)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 84,673,027 and 84,499,692 shares outstanding, respectively	844	845
Additional paid-in capital	5,922,062	5,928,123
Accumulated other comprehensive income	—	993
Accumulated earnings	1,664,100	1,227,169
Total Royal Gold stockholders’ equity	7,587,006	7,157,130
Non-controlling interests	46,640	48,217
Total equity	7,633,646	7,205,347
Total liabilities and equity	$9,449,308	$9,537,524
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue (Note 9)	$450,539	$209,643	$919,664	$403,080

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	60,094	24,180	120,431	48,685
General and administrative	13,445	10,269	30,976	21,333
Production taxes	3,437	2,201	6,729	3,962
Depreciation, depletion and amortization	96,200	31,153	187,075	64,148
Total costs and expenses	173,176	67,803	345,211	138,128

Gain on settlement of Relief Canyon fixed obligation	2,575	—	2,575	—
Operating income	279,938	141,840	577,028	264,952

Fair value changes in equity securities	21,863	3	27,813	(34)
Gain on sale of marketable securities	458	—	14,573	—
Interest and other income	3,551	2,713	6,743	4,762
Interest and other expense	(10,010)	(1,544)	(23,253)	(2,701)
Income before income taxes	295,800	143,012	602,904	266,979

Income tax expense (Note 12)	(58,241)	(10,538)	(83,638)	(20,927)
Net income	237,559	132,474	519,266	246,052
Net income attributable to non-controlling interests	(1,166)	(125)	(1,743)	(205)
Net income attributable to Royal Gold common stockholders	$236,393	$132,349	$517,523	$245,847
Net income	$237,559	$132,474	$519,266	$246,052
Adjustments to comprehensive income, net of tax:
Realized gain on available-for-sale debt securities	—	—	(993)	—
Comprehensive income	237,559	132,474	518,273	246,052
Comprehensive income attributable to non-controlling interests	(1,166)	(125)	(1,743)	(205)
Comprehensive income attributable to Royal Gold stockholders	$236,393	$132,349	$516,530	$245,847
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$2.78	$2.01	$6.10	$3.73
Basic weighted average shares outstanding	84,781,861	65,748,410	84,751,231	65,726,903
Diluted earnings per share	$2.78	$2.01	$6.07	$3.73
Diluted weighted average shares outstanding	85,052,094	65,820,530	85,068,765	65,806,160
Cash dividends declared per common share	$0.475	$0.45	$0.95	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended June 30, 2026, and 2025
(Unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2026	84,787,272	$846	$5,946,311	$—	$1,467,969	$47,138	$7,462,264
Sandstorm converted options exercises	32,825	—	2,482	—	—	—	2,482
Stock-based compensation and related share issuances	135	—	3,270	—	—	—	3,270
Stock repurchase	(147,205)	(2)	(30,001)	—	—	—	(30,003)
Distributions to non-controlling interests	—	—	—	—	—	(1,664)	(1,664)
Net income and comprehensive income	—	—	—	—	236,393	1,166	237,559
Dividends declared	—	—	—	—	(40,262)	—	(40,262)
Balance at June 30, 2026	84,673,027	$844	$5,922,062	$—	$1,664,100	$46,640	$7,633,646

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2025	65,735,304	$657	$2,228,497	$—	$973,853	$12,139	$3,215,146
Stock-based compensation and related share issuances	25,017	1	1,225	—	—	—	1,226
Distributions to non-controlling interests	—	—	—	—	—	(247)	(247)
Net income and comprehensive income	—	—	—	—	132,349	125	132,474
Dividends declared	—	—	—	—	(29,640)	—	(29,640)
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$—	$1,076,562	$12,017	$3,318,959
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2026, and 2025
(unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2025	84,499,692	$845	$5,928,123	$993	$1,227,169	$48,217	$7,205,347
Sandstorm converted options exercises	284,071	1	22,655	—	—	—	22,656
Stock-based compensation and related share issuances	36,469	—	1,285	—	—	—	1,285
Stock repurchase	(147,205)	(2)	(30,001)	—	—	—	(30,003)
Distributions to non-controlling interests	—	—	—	—	—	(3,320)	(3,320)
Net income	—	—	—	—	517,523	1,743	519,266
Dividends declared	—	—	—	—	(80,592)	—	(80,592)
Other comprehensive income		—	—	(993)	—	—	(993)
Balance at June 30, 2026	84,673,027	$844	$5,922,062	$—	$1,664,100	$46,640	$7,633,646

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$—	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	69,170	1	1,411	—	—	—	1,412
Distributions to non-controlling interests	—	—	—	—	—	(437)	(437)
Net income and comprehensive income	—	—	—	—	245,847	205	246,052
Dividends declared	—	—	—	—	(59,274)	—	(59,274)
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$—	$1,076,562	$12,017	$3,318,959
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$519,266	$246,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	187,075	64,148
Non-cash employee stock compensation expense	6,886	5,911
Fair value changes in equity securities	(27,813)	34
Gain on sale of marketable securities	(14,573)	—
Deferred tax benefit	(9,658)	(11,019)
Gain on settlement of Relief Canyon fixed obligation	(2,575)	—
Other	3,163	446
Changes in assets and liabilities:
Royalty receivables	(20,862)	(1,534)
Stream inventory	(4,603)	(363)
Income tax receivable	(17,352)	(12,434)
Prepaid expenses and other assets	264	(3,525)
Accounts payable	(5,424)	3,178
Income tax payable	18,313	1,244
Other liabilities	(3,392)	(2,967)
Net cash provided by operating activities	$628,715	$289,171

Cash flows from investing activities:
Acquisition of stream and royalty interests	(50,031)	(170,979)
Proceeds from the sale of marketable securities	51,865	—
Cash calls for Hod Maden equity method investment	(84,700)	—
Other	(261)	(70)
Net cash used in investing activities	$(83,127)	$(171,049)

Cash flows from financing activities:
Repayment of debt	(500,000)	—
Net payments from issuance of common stock	(5,600)	(4,499)
Net proceeds from Sandstorm option exercises	22,655	—
Common stock dividends	(80,516)	(59,245)
Stock repurchase	(30,003)	—
Distributions to non-controlling interests	(3,321)	(438)
Other	(54)	(1,258)
Net cash used in financing activities	$(596,839)	$(65,440)
Net (decrease) increase in cash and equivalents	(51,251)	52,682
Cash and equivalents at beginning of period	233,719	195,498
Cash and equivalents at end of period	$182,468	$248,180
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 19, 2026 (“2025 10-K”).
Recently Adopted Accounting Standards
In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-12 Codification Improvements (“ASU 2025-12”) which addressed suggestions received from stakeholders on a broad range of topics arising from technical corrections, unintended application of the accounting standards codification, clarifications and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted.
ASU 2025-12 is permitted to be adopted on an issue by issue basis, and effective January 1, 2026, we elected to early adopt Issue 10 of ASU 2025-12 which clarifies methods to account for the retirement of treasury stock. The other issues within ASU 2025-12 that we elected not to early adopt will be effective for the Company's fiscal year beginning January 1, 2027.
Recently Issued Accounting Standards
We have evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and except for ASU 2025-12, we do not believe the future adoption of any such standards will have a material impact on our consolidated financial statements.
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
During the quarter ended June 30, 2026, we continued to refine our preliminary purchase price allocation and we expect to finalize our assessment in the third quarter of 2026. These adjustments did not change the total purchase price when compared to the purchase price allocation as of December 31, 2025, which is included in the Company's 2025 10-K. The total purchase price of $4.148 billion has been allocated to the net assets acquired based on their respective fair values (in thousands) as follows:

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Initial purchase price allocation	Measurement period adjustments	Current purchase price allocation

Cash	$60,024	$—	$60,024
Royalty receivables	35,374	—	35,374
Income tax receivable	1,232	—	1,232
Prepaid expenses and other	1,170	—	1,170
Stream and royalty interests	4,561,177	120,048	4,681,225
Equity method investment	292,089	(154,627)	137,462
Marketable securities	380,269	—	380,269
Other assets	57,125	—	57,125
Accounts payable	(51,913)	426	(51,487)
Other current liabilities	(28,932)	—	(28,932)
Deferred tax liabilities	(1,076,909)	34,153	(1,042,756)
Other liabilities	(43,754)	—	(43,754)
Non-controlling interests	(38,797)	—	(38,797)
Total allocated purchase price	$4,148,155	$—	$4,148,155
3.    STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 (amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,950,297	$(1,472,326)	$3,477,971
Royalties	2,364,254	(830,974)	1,533,280
Total production stage interests	7,314,551	(2,303,300)	5,011,251

Development stage interests:
Streams	252,504	—	252,504
Royalties	597,791	—	597,791
Total development stage interests	850,295	—	850,295

Exploration stage interests:
Streams	800,495	—	800,495
Royalties	1,938,428	—	1,938,428
Total exploration stage interests	2,738,923	—	2,738,923
Total stream and royalty interests, net	$10,903,769	$(2,303,300)	$8,600,469
Settlement of Fixed Delivery Obligation for the Relief Canyon Mine
On May 25, 2026, we reached an agreement with Americas Gold and Silver Corporation (“Americas”) to settle the remaining fixed gold delivery obligations on Relief Canyon for the immediate delivery of 5,000 ounces of gold and 2,652,532 common shares of Americas. As a result of the agreement, a $2.6 million gain recorded within Gain on settlement of Relief Canyon fixed obligation in the consolidated statement of operations was recognized, and the net book value of the Relief Canyon stream interest, $12.9 million, was reduced to zero. The value of the 2,652,532 Americas common shares received on the agreement date, $15.5 million, is recorded within Marketable securities in the consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended June 30, 2026, the fair value of certain streams and royalties acquired as part of the Sandstorm and Horizon acquisition were adjusted by $120.0 million as we continued to refine our preliminary purchase price allocation. Refer to Note 2 for more information on the acquisition of Sandstorm and Horizon.

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
4.    EQUITY METHOD INVESTMENT
Hod Maden Interest
As of June 30, 2026, the Company held a 30% equity interest in Artmin Madencilik Sanayi ve Ticaret A.Ş. (“Artmin”), a privately held company incorporated in Türkiye which owns the Hod Maden project. The carrying value of the Hod Maden equity investment at June 30, 2026 and December 31, 2025, was $92.2 million and $249.5 million, respectively, and is included in Equity method investment on the consolidated balance sheets. During the three months ended June 30, 2026, the Hod Maden equity method investment was adjusted lower by $154.6 million as we continued to refine our preliminary purchase price allocation. Refer to Note 2 for more information on the acquisition of Sandstorm and Horizon.
The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the investee's losses is included in Interest and other expense in the consolidated statement of operations.
On July 17, 2026, we completed a restructuring of our interest in Artmin which included a 50% reduction in our direct equity ownership in Artmin from 30% to 15%, the grant of a new effective 2.5% net smelter return royalty, certain rights pertaining to new royalty interests granted to the Company and SSR Mining, Inc. over the Hod Maden project.
Loan to Associate
As of June 30, 2026 and December 31, 2025, the Company advanced $66.1 million and $51.4 million, respectively, of shareholder loans to Artmin to fund the Company's share of cash calls for ongoing development costs at Hod Maden. The loans bear interest at 4% plus the credit default swap rate of Türkiye at the start of each quarterly period and have five-year terms. In May 2026, the Company advanced an additional $70.0 million for project costs. The loan bears interest at 4.13% per annum and has a five-year term. Combined, these loans totaled $136.1 million as of June 30, 2026, and $51.4 million as of December 31, 2025 and are included in Equity method investment on the consolidated balance sheets.
5.    MARKETABLE SECURITIES

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company's marketable securities consist of the following (amounts in thousands):

	Fair Value
	June 30, 2026	December 31, 2025
Available-for-sale equity securities(1)	$132,087	$120,814
Available-for-sale debt securities(2)	—	52,066
Total marketable securities	$132,087	$172,880
_______________________________________________
(1) Fair value adjustment recorded within net income.
(2) Fair value adjustment recorded within other comprehensive income.
Available-for-sale Equity Securities
Entrée Resources Ltd.
The Company holds 50,297,717 Entrée Resources Ltd. (“Entrée”) common shares, representing approximately 24% of the issued and outstanding Entrée common shares on an undiluted basis. Entrée is a public Canadian mining company with a carried joint venture interest in the Hugo North Extension and Heruga deposits located in Mongolia. At acquisition, the Company elected the fair value option to account for the Entrée equity securities because it best reflects the underlying economics of the investment. At June 30, 2026 and December 31, 2025, the carrying value of the Entrée shares was $109.1 million and $76.7 million, respectively, and is included in available-for-sale equity securities.
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
6.    DEBT
The Company's debt as of June 30, 2026 and December 31, 2025 consists of the following (amounts in thousands):

	As of June 30, 2026			As of December 31, 2025
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
Revolving credit facility	$400,000	$(4,108)	$395,892	$900,000	$(4,564)	$895,436
Total debt	$400,000	$(4,108)	$395,892	$900,000	$(4,564)	$895,436

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
During the six months ended June 30, 2026, we repaid $500 million of outstanding borrowings on our revolving credit facility leaving $400 million outstanding and $1 billion available under our revolving credit facility as of June 30, 2026. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of June 30, 2026.
Interest expense, which includes interest on outstanding borrowings and amortization of the debt issuance costs, was $6.1 million and $15.8 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively. The interest rate on borrowings under our credit facility as of June 30, 2026, was SOFR plus 1.2% for an all-in rate of 4.8%.
On July 15, 2026, we repaid $75 million of outstanding borrowings on our revolving credit facility leaving $325 million outstanding and $1.075 billion available as of the date of this report. We may repay borrowings under our revolving credit facility at any time without premium or penalty.
7.    MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Cost Support Agreement with Centerra Gold Inc. (“Centerra”) with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future (“Deferred Gold Consideration”) and a free cash flow interest.
The value of the cash consideration and free cash flow interest received from Centerra, and proceeds from the sale of the Deferred Gold Consideration, is recorded as a deferred liability in our consolidated balance sheets. As of June 30, 2026, the balance of the deferred liability was $69.2 million and 38,889 ounces of Deferred Gold Consideration remain outstanding.
8.    STOCKHOLDERS' EQUITY
Share Repurchase Program
On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases under the program will be subject to management's discretion and may be based upon market conditions and alternative opportunities for the use or investment of capital. Although the Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
During the three months ended June 30, 2026, we repurchased 147,205 shares at an average price of $203.80 per share for total consideration of $30 million. The repurchased shares were cancelled and 84,673,027 shares remain outstanding as of June 30, 2026.
9.    REVENUE
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
Royalty Revenue Estimates
For a small number of our royalty interests, we may not receive, or be entitled to receive, payment information, including production information from the operator, for the period in which metal production occurred prior to issuance of our financial statements for that period. As a result, we may estimate revenue for these royalties based on available information, including public information, from the operator. If adequate information is not available from the operator or from other public sources before we issue our financial statements, we will recognize royalty revenue during the period in which the necessary payment information is received. Differences between estimates and actual amounts could differ and are recorded in the period that the actual amounts are known. Please also refer to our “Use of Estimates” accounting policy discussed in our 2025 10-K. For the three months ended June 30, 2026, royalty revenue that was estimated or was attributable to metal production for a period prior to the three months ended June 30, 2026, was not material.
Disaggregation of Revenue
We have identified two material revenue sources in our business: stream interests and royalty interests. These identified revenue sources are consistent with our reportable segments as discussed in Note 13.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stream revenue:
Gold	$248,924	$104,454	$485,370	$199,016
Silver	44,799	19,047	97,533	37,746
Copper	15,174	9,690	36,873	18,911
Zinc	2,067	—	$3,965	$—
Total stream revenue	$310,964	$133,191	$623,741	$255,673
Royalty revenue:
Gold	$94,932	$59,862	$192,395	$111,026
Silver	10,793	5,017	31,072	9,917
Copper	22,679	5,074	47,650	12,665
Other	11,171	6,499	24,806	13,799
Total royalty revenue	$139,575	$76,452	$295,923	$147,407
Total revenue	$450,539	$209,643	$919,664	$403,080
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Six Months Ended
	Metal(s)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stream revenue:
Mount Milligan	Gold & Copper	$57,576	$63,655	$114,898	$106,463
Pueblo Viejo	Gold & Silver	44,904	25,619	100,773	54,369
Andacollo	Gold	49,107	9,489	76,258	22,234
Kansanshi	Gold	34,303	—	59,814	—
Other(1)	Various	125,074	34,428	271,998	72,607
Total stream revenue		$310,964	$133,191	$623,741	$255,673
Royalty revenue:
Cortez Legacy Zone	Gold	$16,312	$8,508	$32,738	$19,650
Cortez CC Zone	Gold	9,651	8,088	18,444	11,642
Other(1)	Various	113,612	59,856	244,741	116,115
Total royalty revenue		$139,575	$76,452	$295,923	$147,407
Total revenue		$450,539	$209,643	$919,664	$403,080
__________________________________________
(1)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
Please refer to Note 13 for the geographical distribution of our revenue by reportable segment.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
10.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted stock	$1,857	$1,884	$4,042	$3,896
Performance stock	1,437	830	2,844	2,015
Total stock-based compensation expense	$3,294	$2,714	$6,886	$5,911
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	39,034	72,120
Restricted stock	—	—	32,578	50,264
Total equity awards granted	—	—	71,612	122,384
As of June 30, 2026, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$11,821	2.1
Performance stock	9,569	2.1
11.    EARNINGS PER SHARE (“EPS”)
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to Royal Gold common stockholders	$236,393	$132,349	$517,523	$245,847
Weighted-average shares for basic EPS	84,781,861	65,748,410	84,751,231	65,726,903
Effect of other dilutive securities	270,233	72,120	317,534	79,257
Weighted-average shares for diluted EPS	85,052,094	65,820,530	85,068,765	65,806,160
Basic EPS	$2.78	$2.01	$6.10	$3.73
Diluted EPS	$2.78	$2.01	$6.07	$3.73
12.    INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income tax expense	$58,241	$10,538	$83,638	$20,927
Effective tax rate	19.7%	7.4%	13.9%	7.8%
The effective tax rate for the three months ended June 30, 2025, included a $9.3 million discrete benefit related to a withholding tax refund on a foreign royalty and a discrete tax benefit of $4.3 million attributable to the release of a valuation allowance.
The effective tax rate for the six months ended June 30, 2026, included a $33.7 million discrete benefit for a change in a foreign tax rate. The effective tax rate for the six months ended June 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a $4.3 million discrete benefit attributable to the release of a valuation allowance, and a $11.0 million discrete benefit attributable related to withholding tax refunds on foreign royalties.
13.     SEGMENT INFORMATION
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

	As of June 30, 2026			As of December 31, 2025
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
North America	$1,168,007	$1,807,315	$2,975,322	$1,214,810	$1,834,921	$3,049,731
South and Central America	1,098,533	1,941,225	3,039,758	1,045,620	1,846,211	2,891,831
EMEA	2,252,997	272,892	2,525,889	2,270,717	309,467	2,580,184
Australia Pacific	11,433	48,067	59,500	13,595	48,534	62,129
Total	$4,530,970	$4,069,499	$8,600,469	$4,544,742	$4,039,133	$8,583,875

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended June 30, 2026
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$310,964	$60,094	$—	$62,090	$188,780
Royalty interests	139,575	—	3,437	33,838	102,300
Total	$450,539	$60,094	$3,437	$95,928	$291,080

	Three Months Ended June 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$133,191	$24,180	$—	$19,269	$89,742
Royalty interests	76,452	—	2,201	11,800	62,451
Total	$209,643	$24,180	$2,201	$31,069	$152,193

	Six Months Ended June 30, 2026
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$623,741	$120,431	$—	$115,665	$387,645
Royalty interests	295,923	—	6,729	70,866	218,328
Total	$919,664	$120,431	$6,729	$186,531	$605,973

	Six Months Ended June 30, 2025
	Revenue	Cost of sales(1)	Production taxes	Depletion(2)	Segment gross profit
Stream interests	$255,673	$48,685	$—	$39,623	$167,365
Royalty interests	147,407	—	3,962	24,363	119,082
Total	$403,080	$48,685	$3,962	$63,986	$286,447
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total segment gross profit	$291,080	$152,193	$605,973	$286,447

Costs and expenses
General and administrative expenses	13,445	10,269	30,976	21,333
Depreciation and amortization	272	84	544	162
Total costs and expenses	13,717	10,353	31,520	21,495
Gain on settlement of Relief Canyon fixed obligation	2,575	—	2,575	—
Operating income	279,938	141,840	577,028	264,952
Fair value changes in equity securities	21,863	3	27,813	(34)
Gain on sale of marketable securities	458	—	14,573	—
Interest and other income	3,551	2,713	6,743	4,762
Interest and other expense	(10,010)	(1,544)	(23,253)	(2,701)
Income before income taxes	$295,800	$143,012	$602,904	$266,979
Our revenue by reportable segment for the three and six months ended June 30, 2026 and 2025, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stream interests:
North America	$165,742	$98,369	$329,005	$180,349
South and Central America	63,868	14,435	132,822	32,556
EMEA	80,256	20,387	159,751	42,768
Australia Pacific	1,098	—	2,163	—
Total stream revenue	$310,964	$133,191	$623,741	$255,673

Royalty interests:
North America	$84,639	$61,941	$179,373	$120,731
South and Central America	35,678	4,694	76,957	8,903
EMEA	5,094	—	10,373	—
Australia Pacific	14,164	9,817	29,220	17,773
Total royalty revenue	139,575	76,452	295,923	147,407
Total revenue	$450,539	$209,643	$919,664	$403,080
14.    FAIR VALUE MEASUREMENTS
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

	Fair Value at June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$132,087	$132,087	$—	$—

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$120,814	$120,814	$—	$—
Available-for-sale debt securities	52,066	—	52,066	—
______________________________________________
(1) Included in Marketable securities on our consolidated balance sheets.
The carrying value of our revolving credit facility (Note 6) approximates fair value as of June 30, 2026 and December 31, 2025 and is measured using Level 2 inputs.
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
As of June 30, 2026, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, equity method investments and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
15.     COMMITMENTS AND CONTINGENCIES
Warintza Project Conditional Funding
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we advanced Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The $50 million advance was recorded as a development stage stream interest and included within Stream and royalty interests, net in the consolidated balance sheets. The remaining $50 million payable to Solaris is subject to the completion of all filings necessary to perfect security in Ecuador, which is underway, and payment is anticipated in the third or fourth quarter of 2026.
Ilovica Gold Stream Acquisition
As of June 30, 2026, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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
We do not own, develop, or mine the properties on which we hold stream or royalty interests (except for the joint venture interest in Hod Maden). Certain information provided in this report about operating properties in which we hold interests, including information about mineral resources and reserves, historical production, production estimates, property descriptions, and property developments, was provided to us by the operators of those properties (including limited information provided by the operator of the Hod Maden project in connection with our joint venture interest and board representation) or is publicly available information filed by these operators with applicable securities regulatory bodies, including the SEC. We have not verified, and are not in a position to verify, and expressly disclaim any responsibility for the accuracy, completeness, or fairness of this third-party information and refer the reader to the public reports filed by the operators for information regarding those properties.
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
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals in an amount determined by reference to production at a mining operation, at a price determined for the life of the transaction by the purchase agreement. As of June 30, 2026, we owned stream interests relating to 18 production stage properties and 4 development stage properties. Stream interests accounted for approximately 69% and 68% of our total revenue for the three and six months ended June 30, 2026, respectively, and 64% and 63% for the three and six months ended June 30, 2025, respectively. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — A royalty is a non-operating interest in a mining project that provides the right to revenue or metals produced from the project after deducting specified costs, if any. As of June 30, 2026, we owned royalty interests on 64 production stage properties, 25 development stage properties and 257 exploration stage properties, of which we consider 82 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 31% and 32% of our total revenue for the three and six months ended June 30, 2026, respectively, and 36% and 37% for the three and six months ended June 30, 2025, respectively.
We do not conduct mining operations on the properties in which we hold stream and royalty interests (except for the joint venture interest in Hod Maden), and are generally not required to contribute to capital costs, exploration costs, environmental costs or other operating costs on those properties.
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
Warintza Project Conditional Funding
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we advanced Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The remaining $50 million payable due to Solaris is subject to the completion of all filings necessary to perfect security in Ecuador, which is underway, and payment is anticipated in the third or fourth quarter of 2026.
Settlement of Fixed Delivery Obligation for the Relief Canyon Mine
On June 11, 2026, Royal Gold and Americas Gold and Silver Corporation ("Americas") closed an agreement to settle the remaining fixed delivery obligations owed to Royal Gold related to the Relief Canyon mine. Under the agreement, Americas' obligation to deliver 8,861 ounces of gold over the period between June 2026 and December 2027 was settled in exchange for immediate delivery of 5,000 ounces of gold, which were sold during the second quarter, and 2,652,532 common shares of Americas. The common shares are subject to a four-month hold period after closing.
As a result of the agreement, a $2.6 million gain was recognized and the Relief Canyon stream interest was reduced to zero. Refer to Note 3 of our notes to consolidated financial statements for more information on the settlement of the Relief Canyon fixed delivery obligation.
Hod Maden Project Ownership Restructuring
On July 17, 2026, we completed the restructuring of our ownership in Artmin Madençilik (“Artmin”), the joint venture company that owns 100% of the Hod Maden Project (the “Project”). The restructuring included a 50% reduction in Royal Gold’s direct equity ownership in Artmin (from 30% to 15%), the grant to Royal Gold of a new effective 2.5% net smelter return (“NSR”) royalty interest over the Project (the “New RG Royalty”), and certain rights pertaining to a new effective 4.0% NSR royalty interest over the Project (the “SSR Royalty”) granted to SSR Mining, Inc. (“SSR”). Additionally, as part of this restructuring, Lidya Madençilik (“Lidya”), the additional partner in the ownership of Artmin, acquired SSR's interests in Artmin and assumed operatorship of the Project.
Artmin is now owned 15% by Royal Gold and 85% by Lidya, and Royal Gold holds acquisition and certain other rights over the SSR Royalty. Royal Gold retains a perpetual right of first refusal (“ROFR”) over the sale of the SSR Royalty to a third party, and SSR will not be permitted to sell the royalty without Royal Gold’s consent prior to January 1, 2028. SSR also granted Royal Gold the option to acquire half of the SSR Royalty (an equivalent 2.0% NSR royalty interest) for $160 million, exercisable from closing through the period that ends 12 months after the achievement of commercial production at the Project.
As part of the restructuring, Royal Gold further agreed to fund $70 million of Project costs, which was completed in May, 2026. Lidya will complete the funding of the next $397 million of Project costs and further funding will be split pro rata between Royal Gold and Lidya according to their 15%/85% ownership in Artmin. Equity funding requirements may be reduced should Artmin secure debt financing for Project development.

Metal Prices
Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years, and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.
For the three and six months ended June 30, 2026 and 2025, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$4,506	76%	$3,280	78%	$4,693	74%	$3,067	77%
Silver ($/ounce)(1)	$73.15	12%	$33.68	11%	$78.83	14%	$32.76	12%
Copper ($/pound)(2)	$6.05	8%	$4.32	7%	$5.93	9%	$4.28	8%
Other	N/A	4%	N/A	4%	N/A	3%	N/A	3%
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
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 11,300 ounces for the three months ended June 30, 2026, compared to approximately 5,100 ounces for the three months ended June 30, 2025. Higher deliveries in this period relate to higher grade and higher mill throughput in the three months ended December 31, 2025, compared to the prior year period. Stream deliveries typically occur approximately six months after mine production, and are based on a fixed payability factor of 89%.
On July 23, 2026, Teck Resources Limited (“Teck”) reported higher copper production in the quarter ended June 30, 2026, compared to the prior year period driven by higher copper grades, stable operations and strong recoveries. Teck also confirmed 2026 annual copper production guidance despite the partial suspension of operations on July 17, 2026, due to the impact of severe weather conditions. Gold and copper grades have been relatively well correlated at Andacollo and gold production has tended to track copper production, although there can be no assurance that these correlations will continue in the future.
The mine life of Andacollo is expected to continue until 2037, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Kansanshi
Gold stream deliveries from Kansanshi were approximately 7,500 ounces for the three months ended June 30, 2026. We received our first gold stream delivery from Kansanshi on October 3, 2025. Deliveries at Kansanshi lag mine production by approximately two months and are expected to be received monthly.
On July 28, 2026, First Quantum Minerals Ltd. (“First Quantum”) reported second quarter copper production of 43,997 tonnes, which was 10% higher than the same quarter of 2025, primarily due to contribution from the S3 plant, which was at construction stage in the same period last year. According to First Quantum, S3 throughput was sustained above design capacity in the second quarter, achieving the highest monthly processed tonnes in May 2026 since commissioning in August 2025, driven by higher operating time, strong utilization and milling rates. First Quantum confirmed that copper production guidance for 2026 remains unchanged at 175,000 to 205,000 tonnes.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 10,200 ounces for the three months ended June 30, 2026, compared to approximately 8,200 ounces for the three months ended June 30, 2025. Increased gold deliveries in the current period resulted from higher gold grade experienced at the mine in the fourth quarter of 2025 primarily due to the change in mining sequence. Copper stream deliveries from Mount Milligan were approximately 2.65 million pounds during the three months ended June 30, 2026, compared to approximately 1.44 million pounds during the three months ended June 30, 2025. Increased copper deliveries in the current period primarily resulted from differences in the timing of shipments and settlements during the periods, as well as higher copper recovery during the fourth quarter of 2025. Stream deliveries from Mount Milligan typically occur five months after mine production. Gold stream deliveries are based on a fixed payability factor of 97%, and copper stream deliveries are based on a minimum payability factor of 95%.
On July 28, 2026, Centerra Gold Inc. (“Centerra”) reported production of 38,175 ounces of gold and 13.1 million pounds of copper in the second quarter of 2026. Centerra further reported that year-to-date gold and copper production through June 30, 2026, is in line with the Pre-Feasibility Study (“PFS”) mine plan and that production remains on track to achieve the previously provided guidance of between 140,000 and 155,000 ounces of gold and 50 to 60 million pounds of copper for 2026. As previously disclosed, Centerra expects gold production to be higher in the third quarter of 2026, reflecting planned mine sequencing, which we expect to be reflected in our results in 2027 based on the delivery lag between production and deliveries.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 6,900 ounces for the three months ended June 30, 2026, compared to approximately 6,100 ounces for the three months ended June 30, 2025. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 254,000 ounces for the three months ended June 30, 2026, compared to approximately 196,900 ounces for the three months ended June 30, 2025. Silver stream deliveries are based on a fixed payability factor of 99.0%.
Gold and silver deliveries are quarterly and typically occur one to three months after mine production.
On July 23, 2026, Newmont Corporation (40% non-operating joint venture partner) reported that gold production increased 17% in the second quarter over the prior year period primarily due to higher mill throughput and higher drawdown of in-circuit inventory, partially offset by lower mill recovery and lower ore grade milled.
Royalty Interests
Cortez
Production attributable to our royalty interests at the Cortez Complex was approximately 169,200 ounces of gold for the three months ended June 30, 2026, of which 38,400 ounces were attributable to the Legacy Zone, and 130,800 ounces were attributable to the CC Zone, compared to approximately 176,900 ounces of gold for the three months ended June 30, 2025, of which 27,900 ounces were attributable to the Legacy Zone, and 149,000 ounces were attributable to the CC Zone.
Results of Operations
Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025
For the three months ended June 30, 2026, we recorded net income attributable to Royal Gold stockholders of $236.4 million, or $2.78 per basic and diluted share, as compared to net income of $132.3 million, or $2.01 per basic and diluted share, for the three months ended June 30, 2025. The increase in net income was primarily attributable to higher revenue and gains from marketable securities partially offset by higher cost of sales, depletion expense, interest expense and income tax expense, each discussed below.
For the three months ended June 30, 2026, we recognized total revenue of $450.5 million, comprised of stream revenue of $311.0 million and royalty revenue of $139.5 million at an average gold price of $4,506 per ounce, an average silver price of $73.15 per ounce and an average copper price of $6.05 per pound. This is compared to total revenue of $209.6 million for the three months ended June 30, 2025, comprised of stream revenue of $133.2 million and royalty revenue of $76.4 million, at an average gold price of $3,280 per ounce, an average silver price of $33.68 per ounce and an average copper price of $4.32 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, were as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		June 30, 2026			June 30, 2025
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$57,576			$63,655
	Gold		9,700	oz.		16,600	oz.
	Copper		2.0	Mlbs.		2.3	Mlbs.
Pueblo Viejo		$44,904			$25,619
	Gold		7,000	oz.		5,800	oz.
	Silver		171,200	oz.		204,700	oz.
Andacollo	Gold	$49,107	10,700	oz.	$9,489	3,000	oz.
Kansanshi	Gold	$34,303	7,500	oz.	—	—	oz.
Other(3)		$125,074			$34,428
	Gold		19,600	oz.		6,800	oz.
	Silver		424,300	oz.		374,000	oz.
	Copper		553,200	lbs.		—	lbs.
	Zinc		1.3	Mlbs.		—	Mlbs.
Total stream revenue		$310,964			$133,191

Royalty(2):
Cortez Legacy Zone	Gold	$16,312	38,400	oz.	$8,508	27,900	oz.
Cortez CC Zone	Gold	$9,651	130,800	oz.	$8,088	149,000	oz.
Other(3)	Various	$113,612	N/A		$59,856	N/A
Total royalty revenue		$139,575			$76,452
Total Revenue		$450,539			$209,643
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended June 30, 2026, and 2025, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, new revenue from the Kansanshi stream and Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”) assets, higher gold sales at Andacollo and Rainy River (included within “Other” stream revenue in the table above), and higher production from the Cortez Legacy Zone. These increases were partially offset by lower sales from Mount Milligan when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended June 30, 2026 and 2025, and gold and silver ounces and copper pounds in inventory as of June 30, 2026, and March 31, 2026, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	March 31, 2026
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	10,200	9,700	8,200	16,600	7,200	6,700
Pueblo Viejo	6,900	7,000	6,100	5,800	6,900	7,000
Andacollo	11,300	10,700	5,100	3,000	4,700	4,100
Kansanshi	7,500	7,500	—	—	2,500	2,500
Other	19,900	19,600	7,100	6,800	6,100	5,800
Total	55,800	54,500	26,500	32,200	27,400	26,100

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	March 31, 2026
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	254,000	171,200	196,900	204,700	254,000	171,200
Other	486,500	424,300	409,600	374,000	117,200	55,000
Total	740,500	595,500	606,500	578,700	371,200	226,200

	Three Months Ended		Three Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	March 31, 2026
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.7	2.0	1.4	2.3	0.7	—
Other	0.6	0.6	—	—	—	—
Total	3.3	2.6	1.4	2.3	0.7	—
_______________________________________________
(1) Excludes silver permitted to be deferred under the Pueblo Viejo stream agreement.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $60.1 million for the three months ended June 30, 2026, from $24.2 million for the three months ended June 30, 2025. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), new sales from the Kansanshi stream and Sandstorm and Horizon assets, and higher sales at Andacollo, Rainy River and Wassa. These increases were partially offset by lower gold sales from Mount Milligan when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $13.4 million for the three months ended June 30, 2026, from $10.3 million for the three months ended June 30, 2025. The increase compared to the prior year period was primarily due to increases in non-cash stock compensation and employee and office related costs.
Depreciation, depletion and amortization increased to $96.2 million for the three months ended June 30, 2026, from $31.2 million for the three months ended June 30, 2025. The increase was primarily due to additional depletion from the recently acquired Kansanshi stream and Sandstorm and Horizon assets, and additional expense recognized with the sale of the ounces related to the Relief Canyon fixed delivery obligation settlement. These increases were partially offset by lower sales and depletion at Mount Milligan when compared to the prior year period.

Fair value changes in equity securities was $21.9 million for the three months ended June 30, 2026 primarily due to the increase in value of the Entrée Resources Ltd. (“Entrée”) shares acquired as a result of the Sandstorm and Horizon acquisition.
Interest and other expense increased to $10.0 million for the three months ended June 30, 2026, from $1.5 million for the three months ended June 30, 2025. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended June 30, 2026, amounts outstanding under our revolving credit facility averaged $476.6 million at an average all-in borrowing rate of 4.9% compared to no outstanding debt for the three months ended June 30, 2025.
For the three months ended June 30, 2026, we recorded income tax expense of $58.2 million, compared to $10.5 million for the three months ended June 30, 2025. The income tax expense resulted in an effective tax rate of 19.7% in the current period, compared with 7.4% for the three months ended June 30, 2025. The three months ended June 30, 2025, included a $9.3 million discrete benefit related to a withholding tax refund on a foreign royalty and a discrete benefit of $4.3 million attributable to the release of a valuation allowance.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, we recorded net income of $517.5 million, or $6.10 per basic share and $6.07 per diluted share, as compared to net income of $245.8 million, or $3.73 per basic and diluted share, for the six months ended June 30, 2025. The increase in net income was primarily attributable to higher revenue and gains from marketable securities partially offset by higher cost of sales, depletion expense, interest expense and income tax expense, each discussed below.
For the six months ended June 30, 2026, we recognized total revenue of $919.7 million, comprised of stream revenue of $623.8 million and royalty revenue of $295.9 million at an average gold price of $4,693 per ounce, an average silver price of $78.83 per ounce and an average copper price of $5.93 per pound. This is compared to total revenue of $403.1 million for the six months ended June 30, 2025, comprised of stream revenue of $255.7 million and royalty revenue of $147.4 million, at an average gold price of $3,067 per ounce, an average silver price of $32.76 per ounce and an average copper price of $4.28 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(amounts in thousands, except reported production oz. and lbs.)

		Six Months Ended			Six Months Ended
		June 30, 2026			June 30, 2025
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$114,898			$106,463
	Gold		19,000	oz.		28,400	oz.
	Copper		4.1	Mlbs.		4.5	Mlbs.
Pueblo Viejo		$100,773			$54,369
	Gold		14,600	oz.		13,500	oz.
	Silver		384,800	oz.		424,200	oz.
Andacollo	Gold	$76,258	16,300	oz.	$22,234	7,400	oz.
Kansanshi	Gold	$59,814	12,600	oz.	—	—	oz.
Other(3)		$271,998			$72,607
	Gold		40,500	oz.		16,100	oz.
	Silver		821,400	oz.		751,900	oz.
	Copper		2.1	Mlbs.		—	Mlbs.
	Zinc		2.5	Mlbs.		—	Mlbs.
Total stream revenue		$623,741			$255,673

Royalty(2):
Cortez Legacy Zone	Gold	$32,738	74,400	oz.	$19,650	59,000	oz.
Cortez CC Zone	Gold	$18,444	238,800	oz.	$11,642	268,700	oz.
Other(3)	Various	$244,741	N/A		$116,115	N/A
Total royalty revenue		$295,923			$147,407
Total Revenue		$919,664			$403,080
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the six months ended June 30, 2026, and 2025, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, new revenue from the Kansanshi stream and Sandstorm and Horizon assets, higher sales at Andacollo, Xavantina and Rainy River (included in “Other” stream revenue in the above table), and higher production at Cortez Legacy Zone and Voisey's Bay (included in “Other” royalty revenue in the above table). The increase was partially offset by lower sales from Mount Milligan compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the six months ended June 30, 2026, and 2025, and gold and silver ounces and copper pounds in inventory as of June 30, 2026, and December 31, 2025, for our streaming interests were as follows:

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	December 31, 2025
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	22,300	19,000	24,300	28,400	7,200	3,800
Pueblo Viejo	13,800	14,600	11,900	13,500	6,900	7,600
Andacollo	19,000	16,300	10,600	7,400	4,700	2,100
Kansanshi	15,100	12,600	—	—	2,500	—
Other	40,400	40,500	15,900	16,100	6,100	6,300
Total	110,600	103,000	62,700	65,400	27,400	19,800

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	December 31, 2025
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	425,200	384,800	401,600	424,200	254,000	213,600
Other	823,300	821,400	777,100	751,900	117,200	115,200
Total	1,248,500	1,206,200	1,178,700	1,176,100	371,200	328,800

	Six Months Ended		Six Months Ended		As of	As of
	June 30, 2026		June 30, 2025		June 30, 2026	December 31, 2025
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	4.1	4.1	4.5	4.5	0.7	0.7
Other	2.1	2.1	—	—	—	—
Total	6.2	6.2	4.5	4.5	0.7	0.7
_______________________________________________
(1)     Excludes silver permitted to be deferred under the Pueblo Viejo stream agreement.

Cost of sales, which excludes depreciation, depletion and amortization, increased to $120.4 million for the six months ended June 30, 2026, from $48.7 million for the six months ended June 30, 2025. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), new sales from the Kansanshi stream and Sandstorm and Horizon assets, and higher sales at Andacollo, Xavantina and Rainy River. These increases were partially offset by lower sales at Mount Milligan when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $31.0 million for the six months ended June 30, 2026, from $21.3 million for the six months ended June 30, 2025. The increase compared to the prior year period was primarily due to higher employee related and corporate costs as a result of the Sandstorm and Horizon acquisition and an increase in non-cash stock compensation.
Depreciation, depletion and amortization increased to $187.1 million for the six months ended June 30, 2026, from $64.1 million for the six months ended June 30, 2025. The increase was primarily due to additional depletion from the recently acquired Kansanshi stream and Sandstorm and Horizon assets, and additional expense recognized with the sale of the ounces related to the Relief Canyon fixed delivery obligation settlement. These increases were partially offset by lower sales and depletion at Mount Milligan when compared to the prior year period.

Fair value changes in equity securities was $27.8 million for the six months ended June 30, 2026 primarily due to the increase in value of the Entrée shares acquired as a result of the Sandstorm and Horizon acquisition.
Gain on sale of marketable securities for the six months ended June 30, 2026 was $14.6 million and primarily related to the sale of Highlander shares on March 27, 2026.
Interest and other expense increased to $23.3 million for the six months ended June 30, 2026, from $2.7 million for the six months ended June 30, 2025. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the six months ended June 30, 2026, amounts outstanding under our revolving credit facility averaged $597.9 million at an average all-in borrowing rate of 4.9%, compared to no outstanding debt for the prior year period.
For the six months ended June 30, 2026, we recorded income tax expense of $83.6 million, compared with income tax expense of $20.9 million for the six months ended June 30, 2025. The income tax expense resulted in an effective tax rate of 13.9% in the current period, compared with 7.8% for the six months ended June 30, 2025. The six months ended June 30, 2026, included a 33.7 million discrete benefit for a change in a foreign tax rate. The six months ended June 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in a foreign jurisdiction, a discrete benefit of $4.3 million attributable to the release of a valuation allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties.
Liquidity and Capital Resources
Overview
At June 30, 2026, we had current assets of $370.0 million compared to current liabilities of $126.5 million, which resulted in working capital of $243.5 million. This compares to current assets of $377.4 million and current liabilities of $120.9 million at December 31, 2025, resulting in working capital of $256.5 million. The decrease in working capital was primarily due to higher principal and interest payments on our debt, cash calls for Hod Maden, higher income tax payments, and stock repurchase payments, partially offset by higher cash proceeds received from our stream and royalty interests, lower acquisition costs and proceeds from the sale of marketable securities when compared to the prior year period.
During the six months ended June 30, 2026, liquidity needs were met from $628.7 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.2 billion of total liquidity at June 30, 2026. As of June 30, 2026, we had $400.0 million outstanding debt and $1.0 billion available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of June 30, 2026. See below for further developments on our revolving credit facility.
We believe that our current liquidity and capital resources will be adequate to cover anticipated operating needs for the next 12 months, and thereafter for the foreseeable future. Our current capital resources are also available to fund dividends, share repurchase opportunities and for acquisitions of stream and royalty interests, including any conditional funding schedules. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, have acquisition opportunities in various stages of active review. In the event of one or more substantial stream or royalty interest or other acquisitions, we may seek additional debt or equity financing as necessary. We occasionally borrow and repay amounts under our revolving credit facility and may do so in the future.
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
During the six months ended June 30, 2026, we repaid $500.0 million of outstanding borrowings on our revolving credit facility, leaving $400.0 million outstanding and $1.0 billion available under our revolving credit facility as of June 30, 2026. The interest rate on borrowings under our credit facility as of June 30, 2026, was SOFR plus 1.2% for an all-in rate of 4.8%.
On July 15, 2026, we repaid $75 million of outstanding borrowings on our revolving credit facility leaving $325 million outstanding and $1.075 billion available as of the date of this report.
Share Repurchase Program
On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases under the program will be subject to management's discretion and may be based upon market conditions and alternative opportunities for the use or investment of capital. Although the Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
During the three months ended June 30, 2026, we repurchased 147,205 shares at an average price of $203.80 per share for total consideration of $30 million. The repurchased shares were cancelled and 84,673,027 shares remain outstanding as of June 30, 2026.
Operating Activities
Net cash provided by operating activities totaled $628.7 million for the six months ended June 30, 2026, compared to $289.2 million for the six months ended June 30, 2025. The increase was primarily due to higher net cash proceeds received from our stream and royalty interests of $420.9 million, partially offset by higher income tax payments of $48.4 million, higher general and administrative payments of $18.5 million and higher interest payments on outstanding debt of $17.2 million when compared to the prior year period.
Investing Activities
Net cash used in investing activities totaled $83.1 million for the six months ended June 30, 2026, compared to $171.0 million for the six months ended June 30, 2025. The decrease in cash used was primarily due to lower cash payments for acquisitions of $120.9 million and higher cash proceeds of $51.9 million from the sale of marketable securities, partially offset by cash calls of $84.7 million for the Hod Maden equity method investment when compared to the prior year period.
Financing Activities
Net cash used in financing activities totaled $596.8 million for the six months ended June 30, 2026, compared to $65.4 million for the six months ended June 30, 2025. The increase in cash used was primarily due to higher debt repayments of $500.0 million, stock repurchase payments of $30.0 million and higher dividend payments of $21.3 million, partially offset by higher proceeds from the exercise of Sandstorm assumed options of $22.7 million when compared to the prior year period.
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
Forward-looking statements are often identified by words such as “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for, and anticipated benefits from, investments, acquisitions, and other transactions; receipt and timing of future deliveries and sales of metals; anticipated liquidity, capital resources, financing, and stockholder returns, including share repurchases; borrowings and repayments under our revolving credit facility; and prices for gold, silver, copper, and other metals.
Factors that could cause actual results to differ materially from these forward-looking statements include, among others, the following: changes in the price of gold, silver, copper, or other metals; operating activities or financial performance of properties on which we hold stream or royalty interests, including variations between actual and forecasted performance, operators’ ability to complete projects on schedule and as planned, operators’ changes to mine plans and mineral reserves and mineral resources (including updated mineral reserve and mineral resource information), liquidity needs, mining and environmental hazards, labor disputes, distribution and supply chain disruptions, permitting and licensing issues, other adverse government or court actions, or operational disruptions; the ultimate timing, outcome, and results of integrating the operations of Royal Gold, Sandstorm and Horizon; failure to realize the anticipated benefits from the Sandstorm and Horizon acquisition in the timeframe expected or at all; risks associated with our equity interests in the Hod Maden project; changes of control of properties or operators; contractual issues involving our stream or royalty agreements; the timing of deliveries of metals from operators and our subsequent sales of metal; risks associated with doing business in foreign countries; increased competition for stream and royalty interests; environmental risks, including those caused by climate change; potential cyber-attacks, including ransomware; our ability to identify, finance, value, and complete investments, acquisitions, or other transactions; adverse economic and market conditions; effects of health epidemics and pandemics; changes in laws or regulations governing us, operators, or operating properties; changes in management and key employees; and other factors described in this report and in our other reports filed with the SEC, including our 2025 10-K. Most of these factors are beyond our ability to predict or control. Other unpredictable or unknown factors not discussed in this report or our other reports could also have material adverse effects on forward-looking statements.
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
During the six months ended June 30, 2026, we reported revenue of $919.7 million, with an average gold price for the period of $4,693 per ounce, an average silver price of $78.83 per ounce, and an average copper price of $5.93 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the six months ended June 30, 2026:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	74%	$72.9 million
Silver	14%	$12.0 million
Copper	9%	$13.2 million
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information on our common stock repurchase activity for the quarter ended June 30, 2026 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 - April 30, 2026	—	$—	—	$500,000
May 1, 2026 - May 31, 2026	—	—	—	500,000
June 1, 2026 - June 30, 2026	147,205	203.80	147,205	470,000
Total	147,205	$203.80	147,205
_______________________________________________
(1) On May 4, 2026, the Board of Directors approved a $500 million share repurchase program with no fixed expiration date. The manner, timing, pricing, and amount of any repurchases are subject to management's discretion. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended, terminated, or modified at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, other than William Heissenbuttel, the Company's President and Chief Executive Officer, who adopted a trading plan on

June 4, 2026 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential sale of up to 9,700 shares of the Company's common stock through June 30, 2027.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Seventh Amendment to Revolving Facility Credit Agreement, dated May 5, 2026	10-Q	001-13357	10.1	5/7/2026
10.2*	Revolving Facility Credit Agreement (conformed through Seventh Amendment dated May 5, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: August 6, 2026
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)