Form 10-Q
period 2026-09-30
ROYAL GOLD INC
filed 2026-11-05
CIK 85535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 84,544,408 shares of Royal Gold common stock outstanding as of October 28, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROYAL GOLD, INC.
Consolidated Balance Sheets
(Unaudited, amounts in thousands except share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and equivalents	$184,538	$233,719
Royalty receivables	138,037	110,846
Income tax receivable	29,629	2,108
Stream inventory	31,544	25,883
Prepaid expenses and other	3,839	4,890
Total current assets	387,587	377,446
Stream and royalty interests, net (Note 3)	8,633,321	8,583,875
Investments (Note 4)	233,875	473,734
Other assets	108,234	102,469
Total assets	$9,363,017	$9,537,524
LIABILITIES
Accounts payable	$4,099	$10,060
Dividends payable	40,176	40,186
Income tax payable	82,314	33,303
Other current liabilities	34,843	37,367
Total current liabilities	161,432	120,916
Debt (Note 5)	146,146	895,436
Deferred tax liabilities	1,149,874	1,190,672
Mount Milligan deferred liability (Note 6)	69,211	69,211
Other liabilities	61,614	55,942
Total liabilities	1,588,277	2,332,177
Commitments and contingencies (Note 14)
EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; and 0 shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; and 84,493,627 and 84,499,692 shares outstanding, respectively	845	845
Additional paid-in capital	5,876,744	5,928,123
Accumulated other comprehensive income	—	993
Accumulated earnings	1,851,344	1,227,169
Total Royal Gold stockholders’ equity	7,728,933	7,157,130
Non-controlling interests	45,807	48,217
Total equity	7,774,740	7,205,347
Total liabilities and equity	$9,363,017	$9,537,524
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue (Note 8)	$464,766	$252,068	$1,384,429	$655,148

Costs and expenses
Cost of sales (excludes depreciation, depletion and amortization)	62,303	31,392	182,734	80,077
General and administrative	13,232	10,213	44,208	31,545
Production taxes	3,501	2,418	10,230	6,381
Depreciation, depletion and amortization	82,004	32,903	269,079	97,051
Acquisition related costs	—	12,798	—	12,798
Total costs and expenses	161,040	89,724	506,251	227,852

Gain on settlement of Relief Canyon fixed obligation	—	—	2,575	—
Operating income	303,726	162,344	880,753	427,296

Fair value changes in equity securities	(15,662)	—	12,151	(35)
Gain on sale of marketable securities	789	—	15,361	—
Interest and other income	2,012	6,781	8,756	11,544
Interest and other expense	(5,119)	(8,616)	(28,372)	(11,317)
Income before income taxes	285,746	160,509	888,649	427,488

Income tax expense (Note 11)	(57,649)	(28,704)	(141,287)	(49,631)
Net income	228,097	131,805	747,362	377,857
Net income attributable to non-controlling interests	(676)	(4,981)	(2,419)	(5,187)
Net income attributable to Royal Gold common stockholders	$227,421	$126,824	$744,943	$372,670
Net income	$228,097	$131,805	$747,362	$377,857
Adjustments to comprehensive income, net of tax:
Realized gain on available-for-sale debt securities	—	—	(993)	—
Comprehensive income	228,097	131,805	746,369	377,857
Comprehensive income attributable to non-controlling interests	(676)	(4,981)	(2,419)	(5,187)
Comprehensive income attributable to Royal Gold stockholders	$227,421	$126,824	$743,950	$372,670
Net income per share attributable to Royal Gold common stockholders:
Basic earnings per share	$2.68	$1.92	$8.78	$5.66
Basic weighted average shares outstanding	84,622,120	65,761,896	84,707,721	65,738,696
Diluted earnings per share	$2.68	$1.92	$8.75	$5.65
Diluted weighted average shares outstanding	84,892,290	65,831,341	85,012,745	65,814,682
Cash dividends declared per common share	$0.475	$0.450	$1.425	$1.350
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended September 30, 2026, and 2025
(Unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2026	84,673,027	$844	$5,922,062	$—	$1,664,100	$46,640	$7,633,646
Sandstorm converted options exercises	10,612	3	827	—	—	—	830
Stock-based compensation and related share issuances	33	—	3,267	—	—	—	3,267
Stock repurchase	(190,045)	(2)	(49,412)	—	—	—	(49,414)
Distributions to non-controlling interests	—	—	—	—	—	(1,509)	(1,509)
Net income and comprehensive income	—	—	—	—	227,421	676	228,097
Dividends declared	—	—	—	—	(40,177)	—	(40,177)
Balance at September 30, 2026	84,493,627	$845	$5,876,744	$—	$1,851,344	$45,807	$7,774,740

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2025	65,760,321	$658	$2,229,722	$—	$1,076,562	$12,017	$3,318,959
Stock-based compensation and related share issuances	3,479	—	2,585	—	—	—	2,585
Distributions to non-controlling interests	—	—	—	—	—	(6,898)	(6,898)
Net income and comprehensive income	—	—	—	—	126,824	4,981	131,805
Dividends declared	—	—	—	—	(29,640)	—	(29,640)
Other	—	—	(244)	—	—	—	(244)
Balance at September 30, 2025	65,763,800	$658	$2,232,063	$—	$1,173,746	$10,100	$3,416,567
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2026, and 2025
(Unaudited, amounts in thousands except share data)

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2025	84,499,692	$845	$5,928,123	$993	$1,227,169	$48,217	$7,205,347
Sandstorm converted options exercises	294,683	3	23,482	—	—	—	23,485
Stock-based compensation and related share issuances	36,502	—	4,552	—	—	—	4,552
Stock repurchase	(337,250)	(3)	(79,413)	—	—	—	(79,416)
Distributions to non-controlling interests	—	—	—	—	—	(4,829)	(4,829)
Net income	—	—	—	—	744,943	2,419	747,362
Dividends declared	—	—	—	—	(120,768)	—	(120,768)
Other comprehensive income		—	—	(993)	—	—	(993)
Balance at September 30, 2026	84,493,627	$845	$5,876,744	$—	$1,851,344	$45,807	$7,774,740

	Royal Gold Stockholders

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Non-controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2024	65,691,151	$657	$2,228,311	$—	$889,989	$12,249	$3,131,206
Stock-based compensation and related share issuances	72,649	1	3,996	—	—	—	3,997
Distributions to non-controlling interests	—	—	—	—	—	(7,336)	(7,336)
Net income and comprehensive income	—	—	—	—	372,670	5,187	377,857
Dividends declared	—	—	—	—	(88,913)	—	(88,913)
Other	—	—	(244)	—	—	—	(244)
Balance at September 30, 2025	65,763,800	$658	$2,232,063	$—	$1,173,746	$10,100	$3,416,567
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$747,362	$377,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	269,079	97,051
Non-cash employee stock compensation expense	10,170	8,853
Fair value changes in equity securities	(12,151)	35
Gain on sale of marketable securities	(15,361)	—
Deferred tax benefit	(14,849)	(8,085)
Gain on settlement of Relief Canyon fixed obligation	(2,575)	—
Other	4,313	(4,163)
Changes in assets and liabilities:
Royalty receivables	(27,191)	(6,240)
Stream inventory	(5,661)	(8,036)
Income tax receivable	(27,521)	(19,666)
Prepaid expenses and other assets	905	(1,219)
Accounts payable	(5,960)	3,719
Income tax payable	49,011	17,919
Other liabilities	3,542	5,116
Net cash provided by operating activities	$973,113	$463,141

Cash flows from investing activities:
Acquisition of stream and royalty interests	(51,048)	(1,164,483)
Proceeds from the sale of marketable securities	50,910	—
Loans to Artmin	(84,700)	—
Proceeds from the sale of inventory - restricted	—	7,681
Other	(274)	(161)
Net cash used in investing activities	$(85,112)	$(1,156,963)

Cash flows from financing activities:
Repayment of debt	(750,000)	(50,000)
Borrowings from revolving credit facility	—	825,000
Net payments from issuance of common stock	(5,615)	(4,856)
Net proceeds from Sandstorm option exercises	23,482	—
Common stock dividends	(120,779)	(88,885)
Stock repurchase	(79,385)	—
Distributions to non-controlling interests	(4,829)	(7,336)
Other	(56)	(2,750)
Net cash (used in) provided by financing activities	$(937,182)	$671,173
Net decrease in cash and equivalents	(49,181)	(22,649)
Cash and equivalents at beginning of period	233,719	195,498
Cash and equivalents at end of period	$184,538	$172,849
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RECENT ACCOUNTING STANDARDS AND RECLASSIFICATION OF PRIOR PERIOD AMOUNTS
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in this Form 10-Q. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2026. These interim unaudited consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 19, 2026 (“2025 10-K”).
Recently Adopted Accounting Standards
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-12 Codification Improvements (“ASU 2025-12”) which addressed suggestions received from stakeholders on a broad range of topics arising from technical corrections, unintended application of the accounting standards codification, clarifications and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted.
ASU 2025-12 is permitted to be adopted on an issue by issue basis, and effective January 1, 2026, we elected to early adopt Issue 10 of ASU 2025-12 which clarifies methods to account for the retirement of treasury stock. The other issues within ASU 2025-12 that we elected not to early adopt will be effective for the Company’s fiscal year beginning January 1, 2027.
Recently Issued Accounting Standards
We have evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and except for ASU 2025-12, we do not believe the future adoption of any such standards will have a material impact on our consolidated financial statements.
Reclassification of Prior Period Amounts
Prior period amounts recorded within Equity method investment and Marketable securities in the Company’s consolidated balance sheets were reclassified to Investments to conform to the current period presentation. These reclassifications were made to improve comparability and did not affect previously reported total assets, total liabilities, stockholders' equity, net income or net cash provided by (used in) operating, investing or financing activities.
2.    ACQUISITION OF SANDSTORM GOLD AND HORIZON COPPER
On October 20, 2025, we acquired all of the issued and outstanding common shares of Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”), collectively referred to as “the Transaction.” Sandstorm and Horizon were global resource-based companies based in Vancouver, British Columbia, that held interests in mining assets, including royalty and

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
stream interests, on mining projects across various stages of development. For more detail on the Transaction, refer to the Company’s 2025 10-K.
During the quarter ended September 30, 2026, we completed the analysis to assign fair values to all assets acquired and liabilities assumed. The total purchase price of $4.148 billion has been allocated to the net assets acquired based on their respective fair values (in thousands) as follows:

	Initial purchase price allocation	Measurement period adjustments (1)	Final purchase price allocation

Cash	$60,024	$—	$60,024
Royalty receivables	35,374	—	35,374
Income tax receivable	1,232	—	1,232
Prepaid expenses and other	1,170	—	1,170
Stream and royalty interests	4,561,177	120,048	4,681,225
Investments	672,358	(154,627)	517,731
Other assets	57,125	—	57,125
Accounts payable	(51,913)	426	(51,487)
Other current liabilities	(28,932)	—	(28,932)
Deferred tax liabilities	(1,076,909)	34,153	(1,042,756)
Other liabilities	(43,754)	—	(43,754)
Non-controlling interests	(38,797)	—	(38,797)
Total allocated purchase price	$4,148,155	$—	$4,148,155
_______________________________________________
(1) There were no measurement period adjustments made during the three months ended September 30, 2026.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
3.    STREAM AND ROYALTY INTERESTS, NET
The following tables summarize our stream and royalty interests, net as of September 30, 2026 and December 31, 2025.
During the three months ended June 30, 2026, the fair value of certain streams and royalties acquired as part of the Sandstorm and Horizon acquisition were adjusted by $120.0 million. Refer to Note 2 for more information on the acquisition of Sandstorm and Horizon.

As of September 30, 2026 (amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,950,297	$(1,520,783)	$3,429,514
Royalties	2,364,819	(864,240)	1,500,579
Total production stage interests	7,315,116	(2,385,023)	4,930,093

Development stage interests:
Streams	252,507	—	252,507
Royalties	720,775	—	720,775
Total development stage interests	973,282	—	973,282

Exploration stage interests:
Streams	800,495	—	800,495
Royalties	1,929,451	—	1,929,451
Total exploration stage interests	2,729,946	—	2,729,946
Total stream and royalty interests, net	$11,018,344	$(2,385,023)	$8,633,321
Settlement of Fixed Delivery Obligation for the Relief Canyon Mine
On May 25, 2026, we reached an agreement with Americas Gold and Silver Corporation (“Americas”) to settle the remaining fixed gold delivery obligations on Relief Canyon for the immediate delivery of 5,000 ounces of gold and 2,652,532 common shares of Americas. As a result of the agreement, a $2.6 million gain recorded within Gain on settlement of Relief Canyon fixed obligation in the consolidated statement of operations was recognized, and the net book value of the Relief Canyon stream interest, $12.9 million, was reduced to zero. The value of the 2,652,532 Americas common shares received on the agreement date, $15.5 million, was recorded within Investments in the consolidated balance sheets.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of December 31, 2025 (amounts in thousands):	Cost	Accumulated Depletion	Net
Production stage interests:
Streams	$4,190,864	$(1,359,206)	$2,831,658
Royalties	2,319,553	(760,108)	1,559,445
Total production stage interests	6,510,417	(2,119,314)	4,391,103

Development stage interests:
Streams	936,726	—	936,726
Royalties	581,746	—	581,746
Total development stage interests	1,518,472	—	1,518,472

Exploration stage interests:
Streams	776,358	—	776,358
Royalties	1,897,942	—	1,897,942
Total exploration stage interests	2,674,300	—	2,674,300
Total stream and royalty interests, net	$10,703,189	$(2,119,314)	$8,583,875
4.    INVESTMENTS
The Company’s investments as of September 30, 2026 and December 31, 2025 consist of the following (amounts in thousands):

	As of September 30, 2026	As of December 31, 2025
Available-for-sale equity securities(1)	$118,168	$120,814
Investment in Artmin	45,707	—
Loans to Artmin	70,000	51,419
Equity method investment	—	249,435
Available-for-sale debt securities(2)	—	52,066
Total Investments	$233,875	$473,734
_______________________________________________
(1) Fair value adjustment recorded within net income.
(2) Fair value adjustment recorded within other comprehensive income.
Available-for-sale Equity Securities
Entrée Resources Ltd.
The Company holds 50,297,717 Entrée Resources Ltd. (“Entrée”) common shares, representing approximately 24% of the issued and outstanding Entrée common shares on an undiluted basis. Entrée is a public Canadian mining company with a carried joint venture interest in the Hugo North Extension and Heruga deposits located in Mongolia. At acquisition, the Company elected the fair value option to account for the Entrée equity securities because it best reflects the underlying economics of the investment. At September 30, 2026 and December 31, 2025, the carrying value of the Entrée shares was $97.0 million and $76.7 million, respectively, and is included in available-for-sale equity securities.
Highlander Silver Corp.
On February 26, 2026, as part of the agreement with Bear Creek Mining Corporation (“Bear Creek”) to restructure equity, debt and other interests in Bear Creek (the “Bear Creek Transaction”), our shares of Bear Creek converted to shares of Highlander Silver Corp. (“Highlander”) at a conversion ratio of 0.1175 Highlander shares per one Bear Creek share. On March 27, 2026, we sold our shares in Highlander for a net realized gain of $9.9 million. This amount is recorded within

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Gain on sale of marketable securities on our consolidated statements of operations and comprehensive income.
Hod Maden

On July 17, 2026, we completed a restructuring (the “Restructuring”) of our interest in Artmin Madencilik Sanayi ve Ticaret A.Ş. (“Artmin”), a privately held company incorporated in Türkiye which owns the Hod Maden project. The Restructuring included a 50% reduction in our direct equity ownership in Artmin from 30% to 15%, the grant of a new effective 2.5% net smelter return (“NSR”) royalty, and certain rights pertaining to new royalty interests granted to the Company and SSR Mining, Inc. over the Hod Maden project.
Investment in Artmin
Upon the loss of significant influence as a result of the 50% ownership reduction in Artmin, we reduced the carrying amount of the Artmin investment by $45.7 million and will no longer account for it as an equity method investment.
The Company elected to use the measurement alternative and measure the investment in Artmin at cost, adjusted for any impairment as applicable. The carrying value of the investment in Hod Maden as of September 30, 2026 and December 31, 2025 was $45.7 million and $0.0 million, respectively.
The new 2.5% NSR royalty received as part of the Restructuring was valued at $114.7 million and recorded as a development stage royalty interest (Note 3) within Stream and royalty interests, net on our consolidated balance sheets as of September 30, 2026.
Loans to Artmin
As of September 30, 2026 and December 31, 2025, the principal balance of loans outstanding to Artmin were $70.0 million and $51.4 million, respectively, and related to cash calls for ongoing development costs at Hod Maden. As part of the Restructuring, $66.1 million of the outstanding loans with an interest at 4% plus the credit default swap rate of Türkiye were deemed settled as of July 17, 2026. Additional loans were issued on May 22, 2026 and June 29, 2026 for $10.0 million and $60.0 million, respectively. The outstanding loans of $70.0 million as of September 30, 2026 bear interest at 4.13% per annum and have a five-year term.
Equity Method Investment
The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s losses is included in Interest and other expense in the consolidated statement of operations.
The carrying value of the Hod Maden equity method investment as of September 30, 2026 and December 31, 2025, was $0.0 million and $249.5 million, respectively. During the three months ended June 30, 2026, the Hod Maden equity method investment was adjusted lower by $154.6 million as we refined our purchase price allocation. Refer to Note 2 for more information on the acquisition of Sandstorm and Horizon.
Available-for-sale Debt Securities
Bear Creek Convertible Debt Securities
During the quarter ended March 31, 2026, we closed the Bear Creek Transaction and settled outstanding debt obligations owed by Bear Creek of $49.5 million and terminated the gold and silver stream obligations between Bear Creek and Royal Gold in connection with the Mercedes Mine. In consideration for the debt settlement, we received $6.2 million cash, an incremental 1.75% NSR royalty on the Corani Project in Peru (bringing the Company’s total royalty interest to 2.75%), and a 2.0% NSR royalty on the Mercedes Mine. The royalties have been accounted for as asset acquisitions and are recorded as development stage royalty interests (Note 3) within Stream and royalty interests, net on our consolidated balance sheets. The impact of the debt settlement with Bear Creek in the consolidated statements of operations and comprehensive income was not material.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
5.    DEBT
The Company’s debt as of September 30, 2026 and December 31, 2025 consists of the following (amounts in thousands):

	As of September 30, 2026			As of December 31, 2025
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
Revolving credit facility	$150,000	$(3,854)	$146,146	$900,000	$(4,564)	$895,436
Total debt	$150,000	$(3,854)	$146,146	$900,000	$(4,564)	$895,436
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
During the nine months ended September 30, 2026, we repaid $750 million of outstanding borrowings on our revolving credit facility leaving $150 million outstanding and $1.25 billion available under our revolving credit facility as of September 30, 2026. We were in compliance with each financial covenant (leverage ratio and interest coverage ratio) under our revolving credit facility as of September 30, 2026.
Interest expense, which includes interest on outstanding borrowings and amortization of the debt issuance costs, was $3.7 million and $19.5 million for the three and nine months ended September 30, 2026, respectively, and $8.1 million and $8.7 million for the three and nine months ended September 30, 2025, respectively. The interest rate on borrowings under our credit facility as of September 30, 2026, was SOFR plus 1.2% for an all-in rate of 5.1%.
On October 19, 2026, we repaid the remaining $150 million of outstanding borrowings on our revolving credit facility leaving the entire $1.4 billion available as of the date of this report. We may repay borrowings under our revolving credit facility at any time without premium or penalty.
6.    MOUNT MILLIGAN DEFERRED LIABILITY
On February 13, 2024, we entered into a Cost Support Agreement with Centerra Gold Inc. (“Centerra”) with respect to the Mount Milligan mine for cash consideration of $24.5 million, 50,000 ounces of gold to be delivered in the future (“Deferred Gold Consideration”) and a free cash flow interest.
The value of the cash consideration and free cash flow interest received from Centerra, and proceeds from the sale of the Deferred Gold Consideration, is recorded as a deferred liability in our consolidated balance sheets. As of September 30, 2026, the balance of the deferred liability was $69.2 million and 38,889 ounces of Deferred Gold Consideration remain outstanding.
On October 2, 2026, we received 11,111 ounces of the Deferred Gold Consideration, leaving 27,778 gold ounces remaining. Proceeds of $46.1 million from the sale of the 11,111 ounces of gold will be recorded to the Mount Milligan Deferred Liability on our consolidated balance sheets and does not impact revenue.
7.    STOCKHOLDERS’ EQUITY
Share Repurchase Program

On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases under the program will be subject to management’s discretion and may be based upon market conditions and alternative opportunities for the use or investment of capital. Although the Board of Directors has

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
During the three and nine months ended September 30, 2026, we repurchased 190,045 and 337,250 shares, respectively, at an average price of $259.83 and $235.37 per share, for total consideration of $49.4 million and $79.4 million, respectively. The repurchased shares were cancelled and 84,493,627 shares remain outstanding as of September 30, 2026.
8.    REVENUE
Revenue by metal type attributable to each of our revenue sources is disaggregated as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stream revenue:
Gold	$243,611	$131,950	$728,981	$330,965
Silver	48,485	22,533	146,018	60,279
Copper	23,925	11,598	60,797	30,510
Zinc	2,322	—	6,287	—
Total stream revenue	$318,343	$166,081	$942,083	$421,754

Royalty revenue:
Gold	$96,737	$64,655	$289,131	$175,681
Silver	15,603	7,767	46,675	17,684
Copper	21,113	4,794	68,763	17,459
Other	12,970	8,771	37,777	22,570
Total royalty revenue	$146,423	$85,987	$442,346	$233,394
Total revenue	$464,766	$252,068	$1,384,429	$655,148
Revenue attributable to our principal stream and royalty interests is disaggregated as follows (amounts in thousands):

		Three Months Ended		Nine Months Ended
	Metal(s)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stream revenue:
Mount Milligan	Gold & Copper	$82,779	$61,057	$197,677	$167,520
Andacollo	Gold	50,090	23,022	126,348	45,255
Pueblo Viejo	Gold & Silver	45,195	28,141	145,968	82,509
Kansanshi	Gold	30,815	—	90,629	—
Other(1)	Various	109,464	53,861	381,461	126,470
Total stream revenue		$318,343	$166,081	$942,083	$421,754

Royalty revenue:
Cortez Legacy Zone	Gold	$29,083	$6,782	$61,821	$26,432
Cortez CC Zone	Gold	8,641	10,412	27,085	22,054
Other(1)	Various	108,699	68,793	353,440	184,908
Total royalty revenue		$146,423	$85,987	$442,346	$233,394
Total revenue		$464,766	$252,068	$1,384,429	$655,148
__________________________________________

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
Please refer to Note 12 for the geographical distribution of our revenue by reportable segment.
9.     STOCK-BASED COMPENSATION
We recognized stock-based compensation expense as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted stock	$1,795	$1,609	$5,837	$5,505
Performance stock	1,489	1,333	4,333	3,348
Total stock-based compensation expense	$3,284	$2,942	$10,170	$8,853
Stock-based compensation expense is included within General and administrative expense in the consolidated statements of operations and comprehensive income.
We granted the following stock-based compensation awards:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Number of shares)		(Number of shares)
Performance stock (at maximum 200% attainment)	—	—	39,034	72,120
Restricted stock	—	—	32,578	50,264
Total equity awards granted	—	—	71,612	122,384
As of September 30, 2026, unrecognized compensation expense (expressed in thousands below) and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized compensation expense	Weighted- average vesting period (years)
Restricted stock	$9,799	1.9
Performance stock	8,294	1.9
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

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effects of dilutive securities on diluted EPS for the periods shown below (amounts in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to Royal Gold common stockholders	$227,421	$126,824	$744,943	$372,670
Weighted-average shares for basic EPS	84,622,120	65,761,896	84,707,721	65,738,696
Effect of other dilutive securities	270,170	69,445	305,024	75,986
Weighted-average shares for diluted EPS	84,892,290	65,831,341	85,012,745	65,814,682
Basic EPS	$2.68	$1.92	$8.78	$5.66
Diluted EPS	$2.68	$1.92	$8.75	$5.65
11.    INCOME TAXES
The following table provides the income tax expense (amounts in thousands) and effective tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income tax expense	$57,649	$28,704	$141,287	$49,631
Effective tax rate	20.2%	17.9%	15.9%	11.6%
The effective tax rate for the nine months ended September 30, 2026, included a $33.7 million discrete benefit for a change in a foreign tax rate. The effective tax rate for the nine months ended September 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in foreign jurisdictions, a $4.3 million discrete benefit attributable to the release of a valuation allowance, and a $11.0 million discrete benefit attributable to withholding tax refunds on foreign royalties.
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

	As of September 30, 2026			As of December 31, 2025
	Stream interest	Royalty interest	Total stream and royalty interests, net	Stream interest	Royalty interest	Total stream and royalty interests, net
North America	$1,152,935	$1,792,372	$2,945,307	$1,214,810	$1,834,921	$3,049,731
South and Central America	1,088,240	1,925,414	3,013,654	1,045,620	1,846,211	2,891,831
EMEA	2,233,060	385,048	2,618,108	2,270,717	309,467	2,580,184
Australia Pacific	8,281	47,971	56,252	13,595	48,534	62,129
Total	$4,482,516	$4,150,805	$8,633,321	$4,544,742	$4,039,133	$8,583,875

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Our reportable segments for purposes of assessing performance are shown below (amounts in thousands):

	Three Months Ended September 30, 2026
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$318,343	$62,303	$—	$48,457	$207,583
Royalty interests	146,423	—	3,501	33,267	109,655
Total	$464,766	$62,303	$3,501	$81,724	$317,238

	Three Months Ended September 30, 2025
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$166,081	$31,392	$—	$21,287	$113,402
Royalty interests	85,987	—	2,418	11,534	72,035
Total	$252,068	$31,392	$2,418	$32,821	$185,437

	Nine Months Ended September 30, 2026
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$942,083	$182,734	$—	$164,122	$595,227
Royalty interests	442,346	—	10,230	104,132	327,984
Total	$1,384,429	$182,734	$10,230	$268,254	$923,211

	Nine Months Ended September 30, 2025
	Revenue	Cost of sales (1)	Production taxes	Depletion (2)	Segment gross profit
Stream interests	$421,754	$80,077	$—	$60,910	$280,767
Royalty interests	233,394	—	6,381	35,897	191,116
Total	$655,148	$80,077	$6,381	$96,807	$471,883
_______________________________________________
(1)Excludes depreciation, depletion and amortization.
(2)Depletion amounts are included within Depreciation, depletion and amortization on our consolidated statements of operations and comprehensive income.

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation of total segment gross profit to the consolidated Income before income taxes is shown below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total segment gross profit	$317,238	$185,437	$923,211	$471,883

Costs and expenses
General and administrative expenses	13,232	10,213	44,208	31,545
Depreciation and amortization	280	82	825	244
Acquisition related costs	—	12,798	—	12,798
Total costs and expenses	13,512	23,093	45,033	44,587
Gain on settlement of Relief Canyon fixed obligation	—	—	2,575	—
Operating income	303,726	162,344	880,753	427,296
Fair value changes in equity securities	(15,662)	—	12,151	(35)
Gain on sale of marketable securities	789	—	15,361	—
Interest and other income	2,012	6,781	8,756	11,544
Interest and other expense	(5,119)	(8,616)	(28,372)	(11,317)
Income before income taxes	$285,746	$160,509	$888,649	$427,488
Our revenue by reportable segment for the three and nine months ended September 30, 2026 and 2025, is geographically distributed as shown in the following table (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stream revenue:
North America	$163,757	$110,504	$492,762	$290,854
South and Central America	77,033	28,290	209,854	60,845
EMEA	74,402	27,287	234,153	70,055
Australia Pacific	3,151	—	5,314	—
Total stream revenue	$318,343	$166,081	$942,083	$421,754

Royalty revenue:
North America	$93,594	$71,476	$272,966	$192,207
South and Central America	34,460	3,922	111,418	12,825
EMEA	4,091	—	14,464	—
Australia Pacific	14,278	10,589	43,498	28,362
Total royalty revenue	146,423	85,987	442,346	233,394
Total revenue	$464,766	$252,068	$1,384,429	$655,148
13.    FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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

	Fair Value at September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$118,168	$118,168	$—	$—

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets(1):
Available-for-sale equity securities	$120,814	$120,814	$—	$—
Available-for-sale debt securities	52,066	—	52,066	—
______________________________________________
(1) Included in Investments on our consolidated balance sheets.
The carrying value of our revolving credit facility (Note 5) approximates fair value as of September 30, 2026 and December 31, 2025 and is measured using Level 2 inputs.
The fair value of the convertible debt securities due from Bear Creek at December 31, 2025 was determined using binomial lattice models based on the contractual terms and relevant inputs including the risk free interest rate, the USD to CAD currency swap rate, expected dividend yield, expected volatility and the discount yield, which are observable in active markets. The use of reasonably possible alternative assumptions would not significantly impact our results.
As of September 30, 2026, we had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with stream and royalty interests, investment in Artmin and other long-lived assets. For the investment in Artmin, the measurement alternative was elected, and it was recorded at cost. Fair value adjustments to the cost of this asset only occur for observable transactions and impairments. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
14.     COMMITMENTS AND CONTINGENCIES
Warintza Project Conditional Funding
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we advanced Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The $50 million advance was recorded as a development stage stream interest and included within Stream and royalty interests, net in the consolidated balance sheets. The remaining $50 million payable to Solaris is subject

ROYAL GOLD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
to the completion of all filings necessary to perfect security in Ecuador, which is underway, and payment is anticipated in the fourth quarter of 2026.
Ilovica Gold Stream Acquisition
As of September 30, 2026, our conditional funding schedule of $163.75 million, as part of the Ilovica gold stream acquisition entered into in October 2014, remains subject to certain conditions.

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
Reclassification of Prior Period Amounts
Prior period amounts recorded within Equity method investment and Marketable securities in the Company’s consolidated balance sheets were reclassified to Investments to conform to the current period presentation. These reclassifications were made to improve comparability and did not affect previously reported total assets, total liabilities, stockholders’ equity, net income or net cash provided by (used in) operating, investing or financing activities.
Overview of Our Business
We acquire and manage precious metal streams, royalties, and similar interests. We seek to acquire existing stream and royalty interests or finance projects that are in the production, development or exploration stage in exchange for stream or royalty interests.
We manage our business under two segments:
•Acquisition and Management of Stream Interests — A metal stream is a purchase agreement that provides, in exchange for an upfront deposit payment, the right and obligation to purchase all or a portion of one or more metals in an amount determined by reference to production at a mining operation, at a price determined for the life of the transaction by the purchase agreement. As of September 30, 2026, we owned stream interests relating to 18 production stage properties and 4 development stage properties. Stream interests accounted for approximately 68% of our total revenue for the three and nine months ended September 30, 2026, and 66% and 64% for the three and nine months ended September 30, 2025, respectively. We expect stream interests to continue representing a significant portion of our total revenue.
•Acquisition and Management of Royalty Interests — A royalty is a non-operating interest in a mining project that provides the right to revenue or metals produced from the project after deducting specified costs, if any. As of September 30, 2026, we owned royalty interests on 64 production stage properties, 26 development stage properties and 253 exploration stage properties, of which we consider 82 to be evaluation stage projects. We use “evaluation stage” to describe exploration stage properties that contain mineral resources and on which operators are engaged in the search for mineral reserves. Royalty interests accounted for 32% of our total revenue for the three and nine months ended September 30, 2026, and 34% and 36% for the three and nine months ended September 30, 2025, respectively.

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
Business Highlights and Uncertainties
Bear Creek Convertible Debt Securities
On February 26, 2026, we closed the agreement with Bear Creek Mining Corporation (“Bear Creek”) to restructure equity, debt and other interests in Bear Creek and its assets in return for increased royalty exposure to Bear Creek’s Corani project and a new royalty interest over the Mercedes project, cash and shares in Highlander Silver Corp. (“Highlander”).
Upon closing of the transaction, we settled outstanding debt obligations owed by Bear Creek of $49.5 million and terminated the gold and silver stream obligations between Bear Creek and Royal Gold in connection with the Mercedes Mine. In consideration for the debt settlement, we received $6.2 million cash, an incremental 1.75% NSR royalty on the Corani project in Peru (bringing the Company’s total royalty interest to 2.75%), and a new 2.0% NSR royalty on the Mercedes project.
Warintza Project Conditional Funding
On April 14, 2026, after the technical approval of the environmental impact assessment and publication of a pre-feasibility study for the Warintza project, we advanced Solaris Resources, Inc. (“Solaris”) $50 million of the $100 million outstanding conditional funding. The remaining $50 million payable due to Solaris is subject to the completion of all filings necessary to perfect security in Ecuador, which is underway, and payment is anticipated in the fourth quarter of 2026.
Settlement of Fixed Delivery Obligation for the Relief Canyon Mine
On June 11, 2026, Royal Gold and Americas Gold and Silver Corporation (“Americas”) closed an agreement to settle the remaining fixed delivery obligations owed to Royal Gold related to the Relief Canyon mine. Under the agreement, Americas' obligation to deliver 8,861 ounces of gold over the period between June 2026 and December 2027 was settled in exchange for immediate delivery of 5,000 ounces of gold, which were sold during the second quarter, and 2,652,532 common shares of Americas.
As a result of the agreement, a $2.6 million gain was recognized, and the Relief Canyon stream interest was reduced to zero. Refer to Note 3 of our notes to consolidated financial statements for more information on the settlement of the Relief Canyon fixed delivery obligation.
Hod Maden Project Ownership Restructuring
On July 17, 2026, we completed the restructuring of our ownership in Artmin Madençilik (“Artmin”), the joint venture company that owns 100% of the Hod Maden Project (the “Project”). The restructuring included a 50% reduction in Royal Gold’s direct equity ownership in Artmin (from 30% to 15%), the grant to Royal Gold of a new effective 2.5% net smelter return (“NSR”) royalty interest over the Project, and certain rights pertaining to a new effective 4.0% NSR royalty interest over the Project (the “SSR Royalty”) granted to SSR Mining, Inc. (“SSR”). Additionally, as part of this restructuring, Lidya Madençilik (“Lidya”), the additional partner in the ownership of Artmin, acquired SSR’s interests in Artmin and assumed operatorship of the Project.
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

As part of the restructuring, Royal Gold further agreed to fund $70 million of Project costs through an interest bearing loan, which was completed in May, 2026. Lidya will complete the funding of the next $397 million of Project costs and further funding will be split pro rata between Royal Gold and Lidya according to their 15%/85% ownership in Artmin. Funding requirements may be reduced should Artmin secure debt financing for Project development.
Metal Prices
Our financial results are primarily tied to the price of gold, silver, copper, and other metals. Metal prices have fluctuated widely in recent years, and we expect this volatility to continue. The marketability and price of metals are influenced by numerous factors beyond our control, and significant changes in metal prices can have a material effect on our revenue.
For the three and nine months ended September 30, 2026 and 2025, average metal prices and percentages of revenue by metal were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
Metal	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue	Average Price	Percentage of Revenue
Gold ($/ounce)(1)	$4,262	73%	$3,457	78%	$4,545	74%	$3,201	77%
Silver ($/ounce)(1)	$62.59	14%	$39.40	12%	$73.24	14%	$35.05	12%
Copper ($/pound)(2)	$6.40	10%	$4.44	7%	$6.09	9%	$4.33	7%
Other	N/A	3%	N/A	3%	N/A	3%	N/A	4%
______________________________________________
(1)Based on the average U.S. dollars London Bullion Market Association PM fixing price for gold and daily fixing price for silver, as applicable.
(2)Based on the average U.S. dollars London Metal Exchange settlement price for copper.
Property Developments
This section provides recent updates for our principal properties as reported by the operators, either directly to us or in their publicly available documents.
Stream Interests
Andacollo
Gold stream deliveries from Andacollo were approximately 9,800 ounces for the three months ended September 30, 2026, compared to approximately 8,000 ounces for the three months ended September 30, 2025. Stream deliveries typically occur approximately five months after mine production. Higher deliveries in this period relate to higher grades and recoveries in the three months ended March 31, 2026, compared to the prior year period. Gold stream deliveries are based on a fixed payability factor of 89%.
On October 29, 2026, Teck Resources Limited (“Teck”) reported that third quarter production was significantly impacted by extreme weather conditions, including heavy rainfall and flooding that resulted in an extended suspension of operations and a phased restart of processing activities. According to Teck, production improved progressively through the quarter as operations were restored and plant throughput increased in September and returned to full production by month end. Teck now expects 2026 copper production to be at the low end of the previous guidance range of 45,000 to 55,000 tonnes. Gold and copper grades have been relatively well correlated at Andacollo and gold production has tended to track copper production, although there can be no assurance that these correlations will continue in the future.
The mine life of Andacollo is expected to continue until 2038, although Teck has reported that additional environmental permits will be required to extend the mine life beyond 2031.
Kansanshi
Gold stream deliveries from Kansanshi were approximately 7,800 ounces for the three months ended September 30, 2026. We received our first gold stream delivery from Kansanshi on October 3, 2025. Deliveries at Kansanshi lag mine production by approximately two months and are expected monthly. Gold stream deliveries are indexed to the production of recovered copper.

On October 28, 2026, First Quantum Minerals Ltd. (“First Quantum”) reported third quarter copper production of 45,843 tonnes, an increase of 1,846 tonnes from the previous quarter due to improved throughput. According to First Quantum, the new S3 concentrator sustained throughput above design capacity supported by higher operating time, strong utilization, and improved milling rates. First Quantum revised 2026 copper production guidance to 175,000 to 185,000 tonnes from the previous 175,000 to 205,000 tonnes.
Mount Milligan
Gold stream deliveries from Mount Milligan were approximately 10,700 ounces for the three months ended September 30, 2026, compared to approximately 14,800 ounces for the three months ended September 30, 2025. The decrease in gold deliveries in this period was primarily due to lower head gold grades in the three months ended March 31, 2026, due to a planned change in mining sequence, compared to the prior year period. Copper stream deliveries from Mount Milligan were approximately 2.4 million pounds during the three months ended September 30, 2026, compared to approximately 2.6 million pounds during the three months ended September 30, 2025. Deliveries at Mount Milligan lag mine production by approximately five months. Gold stream deliveries are based on a fixed payability factor of 97%, and copper stream deliveries are based on a minimum payability factor of 95%.
On October 29, 2026, Centerra Gold Inc. (“Centerra”) reported third quarter production of 44,070 ounces of gold, a 15% increase over the previous quarter and consistent with the production profile previously outlined. Copper production was 12.8 million pounds, largely in line with the previous quarter, reflecting planned mine sequencing. Centerra further reported that year-to-date gold and copper production remains aligned with the PFS mine plan and that production remains on track to achieve 2026 guidance of 140,000 to 155,000 ounces of gold and 50 to 60 million pounds of copper.
Pueblo Viejo
Gold stream deliveries from Pueblo Viejo were approximately 8,100 ounces for the three months ended September 30, 2026, compared to approximately 8,400 ounces for the three months ended September 30, 2025. Gold stream deliveries are based on a fixed payability factor of 99.9%.
Silver stream deliveries were approximately 266,100 ounces for the three months ended September 30, 2026, compared to approximately 258,700 ounces for the three months ended September 30, 2025. Silver stream deliveries are based on a fixed payability factor of 99.0%.
Gold and silver deliveries are quarterly and typically occur one to three months after mine production.
On October 22, 2026, Newmont Corporation (“Newmont”), the 40% non-operating joint venture partner, reported that gold production decreased 10% in the third quarter over the prior year period primarily due to lower ore grade, throughput and recovery, partially offset by a drawdown of in-circuit inventory.
Royalty Interests
Cortez
Production attributable to our royalty interest at the Cortez Complex was approximately 198,700 ounces of gold for the three months ended September 30, 2026, of which 71,600 ounces were attributable to the Legacy Zone, and 127,100 ounces were attributable to the CC Zone, compared to approximately 202,200 ounces of gold for the three months ended September 30, 2025, of which 20,600 ounces were attributable to the Legacy Zone, and 181,600 ounces were attributable to the CC Zone.
Results of Operations
Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025
For the three months ended September 30, 2026, we recorded net income attributable to Royal Gold stockholders of $227.4 million, or $2.68 per basic and diluted share, as compared to net income of $126.8 million, or $1.92 per basic and diluted share, for the three months ended September 30, 2025. The increase in net income was primarily attributable to higher revenue and lower acquisition related costs partially offset by higher cost of sales, depletion expense, fair value losses on changes in equity securities and income tax expense, each discussed below.
For the three months ended September 30, 2026, we recognized total revenue of $464.8 million, comprised of stream revenue of $318.3 million and royalty revenue of $146.5 million at an average gold price of $4,262 per ounce, an average silver price of $62.59 per ounce and an average copper price of $6.40 per pound. This is compared to total revenue of $252.1 million for the three months ended September 30, 2025, comprised of stream revenue of $166.1 million and royalty revenue of $86.0 million, at an average gold price of $3,457 per ounce, an average silver price of $39.40 per ounce and an average copper price of $4.44 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, were as follows:
Revenue and Reported Production Subject to Our Stream and Royalty Interests
(amounts in thousands, except reported production oz. and lbs.)

		Three Months Ended			Three Months Ended
		September 30, 2026			September 30, 2025
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$82,779			$61,057
	Gold		15,200	oz.		14,400	oz.
	Copper		3.1	Mlbs.		2.6	Mlbs.
Andacollo	Gold	$50,090	11,700	oz.	$23,022	6,800	oz.
Pueblo Viejo		$45,195			$28,141
	Gold		6,900	oz.		6,100	oz.
	Silver		254,000	oz.		196,900	oz.
Kansanshi	Gold	$30,815	7,300	oz.	$—	—	oz.
Other(3)		$109,464			$53,861
	Gold		16,500	oz.		11,300	oz.
	Silver		518,300	oz.		397,600	oz.
	Copper		700,000	lbs.		—	lbs.
	Zinc		1.3	Mlbs.		—	Mlbs.
Total stream revenue		$318,343			$166,081

Royalty(2):
Cortez Legacy Zone	Gold	$29,083	71,600	oz.	$6,782	20,600	oz.
Cortez CC Zone	Gold	$8,641	127,100	oz.	$10,412	181,600	oz.
Other(3)	Various	$108,699	N/A		$68,793	N/A
Total royalty revenue		$146,423			$85,987
Total revenue		$464,766			$252,068
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the three months ended September 30, 2026, and 2025, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.
The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, new revenue of $30.8 million from the Kansanshi stream, and $68.1 million from the Sandstorm Gold Ltd. (“Sandstorm”) and Horizon Copper Corp. (“Horizon”) assets, higher sales at Andacollo, Mount Milligan, Pueblo Viejo, and Xavantina (included within "Other" stream revenue in the table above), and higher production from the Cortez Legacy Zone. These increases were partially offset by lower sales from Rainy River (included within “Other” stream revenue in the table above) when compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the three months ended September 30, 2026 and 2025, and gold and silver ounces and copper pounds in inventory as of September 30, 2026, and June 30, 2026, for our streaming interests were as follows:

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	June 30, 2026
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	10,700	15,200	14,800	14,400	2,700	7,200
Andacollo	9,800	11,700	8,000	6,800	2,800	4,700
Pueblo Viejo	8,100	6,900	8,400	6,100	8,100	6,900
Kansanshi	7,800	7,300	—	—	3,000	2,500
Other	17,100	16,500	13,700	11,300	6,700	6,100
Total	53,500	57,600	44,900	38,600	23,300	27,400

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	June 30, 2026
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	266,100	254,000	258,700	196,900	266,100	254,000
Other	559,200	518,300	374,100	397,600	158,100	117,200
Total	825,300	772,300	632,800	594,500	424,200	371,200

	Three Months Ended		Three Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	June 30, 2026
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	2.4	3.1	2.6	2.6	—	0.7
Other	0.7	0.7	—	—	—	—
Total	3.1	3.8	2.6	2.6	—	0.7
_______________________________________________
(1) Excludes silver permitted to be deferred under the Pueblo Viejo stream agreement.
Cost of sales, which excludes depreciation, depletion and amortization, increased to $62.3 million for the three months ended September 30, 2026, from $31.4 million for the three months ended September 30, 2025. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), new sales from the Kansanshi stream and Sandstorm and Horizon assets, and higher sales at Andacollo, Mount Milligan, Pueblo Viejo, and Xavantina. These increases were partially offset by lower sales from Rainy River when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $13.2 million for the three months ended September 30, 2026, from $10.2 million for the three months ended September 30, 2025. The increase compared to the prior year period was primarily due to an increase in non-cash stock compensation and higher employee and office related costs.
Depreciation, depletion and amortization increased to $82.0 million for the three months ended September 30, 2026, from $32.9 million for the three months ended September 30, 2025. The increase was primarily due to additional depletion from the recently acquired Kansanshi stream and Sandstorm and Horizon assets.
For the three months ended September 30, 2025, there were $12.8 million of acquisition related costs related to the Sandstorm and Horizon acquisition, with no acquisition related costs for the three months ended September 30, 2026.

Fair value losses in equity securities were $15.7 million for the three months ended September 30, 2026 primarily due to the decrease in value of the Entrée Resources Ltd. (“Entrée”) shares acquired as a result of the Sandstorm and Horizon acquisition. There were no fair value changes on equity securities for the three months ended September 30, 2025.
Interest and other expense decreased to $5.1 million for the three months ended September 30, 2026, from $8.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower interest expense as a result of lower average amounts outstanding under our revolving credit facility compared to the prior year period. For the three months ended September 30, 2026, amounts outstanding under our revolving credit facility averaged $276.1 million at an average all-in borrowing rate of 4.9% compared to average amounts outstanding of $534.5 million at an average all-in borrowing rate of 5.7% for the prior year period.
For the three months ended September 30, 2026, we recorded income tax expense of $57.6 million, compared to $28.7 million for the three months ended September 30, 2025. The income tax expense resulted in an effective tax rate of 20.2% in the current period, compared with 17.9% in the prior year period.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, we recorded net income of $744.9 million, or $8.78 per basic share and $8.75 per diluted share, as compared to net income of $372.7 million, or $5.66 per basic share and $5.65 per diluted share, for the nine months ended September 30, 2025. The increase in net income was primarily attributable to higher revenue and gains from marketable securities partially offset by higher cost of sales, depletion expense, interest expense and income tax expense, each discussed below.
For the nine months ended September 30, 2026, we recognized total revenue of $1.4 billion, comprised of stream revenue of $942.1 million and royalty revenue of $442.3 million at an average gold price of $4,545 per ounce, an average silver price of $73.24 per ounce and an average copper price of $6.09 per pound. This is compared to total revenue of $655.1 million for the nine months ended September 30, 2025, comprised of stream revenue of $421.7 million and royalty revenue of $233.4 million, at an average gold price of $3,201 per ounce, an average silver price of $35.05 per ounce and an average copper price of $4.33 per pound. Revenue and the corresponding production attributable to our stream and royalty interests for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were as follows:

Revenue and Reported Production Subject to Our Stream and Royalty Interests
(amounts in thousands, except reported production oz. and lbs.)

		Nine Months Ended			Nine Months Ended
		September 30, 2026			September 30, 2025
			Reported			Reported
Stream/Royalty	Metal(s)	Revenue	Production(1)		Revenue	Production(1)
Stream(2):
Mount Milligan		$197,677			$167,520
	Gold		34,200	oz.		42,800	oz.
	Copper		7.1	Mlbs.		7.2	Mlbs.
Pueblo Viejo		$145,968			$82,509
	Gold		21,500	oz.		19,700	oz.
	Silver		638,800	oz.		621,000	oz.
Andacollo	Gold	$126,348	28,000	oz.	$45,255	14,200	oz.
Kansanshi	Gold	$90,629	19,800	oz.	$—	—	oz.
Other(3)		$381,461			$126,470
	Gold		57,000	oz.		27,400	oz.
	Silver		1.3	Moz.		1.1	Moz.
	Copper		2.9	Mlbs.		—	Mlbs.
	Zinc		3.8	Mlbs.		—	Mlbs.
Total stream revenue		$942,083			$421,754

Royalty(2):
Cortez Legacy Zone	Gold	$61,821	146,000	oz.	$26,432	79,600	oz.
Cortez CC Zone	Gold	$27,085	365,900	oz.	$22,054	450,300	oz.
Other(3)	Various	$353,440	N/A		$184,908	N/A
Total royalty revenue		$442,346			$233,394
Total revenue		$1,384,429			$655,148
_______________________________________________
(1)Reported production relates to the amount of stream metal sales and the metal sales attributable to our royalty interests for the nine months ended September 30, 2026, and 2025, and may differ from the operators’ public reporting due to a number of factors, including the timing of the operator’s concentrate shipments, the delivery of metal to us and our subsequent sale of the delivered metal.
(2)Refer to “Property Developments” above for a discussion of recent developments at principal properties.
(3)Individually, no stream or royalty included within the “Other” category contributed greater than 10% of our total revenue for either period.

The increase in our total revenue resulted primarily from higher average gold, silver and copper prices, new revenue of $90.6 million from the Kansanshi stream and $254.3 million from the Sandstorm and Horizon assets, higher sales at Andacollo, Xavantina, Pueblo Viejo, and Rainy River (included in “Other” stream revenue in the above table), and higher production at Cortez Legacy Zone and Voisey’s Bay (included in “Other” royalty revenue in the above table). The increase was partially offset by lower sales from Mount Milligan compared to the prior year period.

Gold and silver ounces and copper pounds purchased and sold during the nine months ended September 30, 2026, and 2025, and gold and silver ounces and copper pounds in inventory as of September 30, 2026, and December 31, 2025, for our streaming interests were as follows:

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	December 31, 2025
Gold Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Mount Milligan	33,100	34,200	39,100	42,800	2,700	3,800
Andacollo	28,700	28,000	18,600	14,200	2,800	2,100
Pueblo Viejo	22,000	21,500	20,300	19,700	8,100	7,600
Kansanshi	22,800	19,800	—	—	3,000	—
Other	57,400	57,000	29,600	27,400	6,700	6,300
Total	164,000	160,500	107,600	104,100	23,300	19,800

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	December 31, 2025
Silver Stream	Purchases (oz.)	Sales (oz.)	Purchases (oz.)	Sales (oz.)	Inventory (oz.)	Inventory (oz.)
Pueblo Viejo(1)	691,200	638,800	660,300	621,000	266,100	213,600
Other	1,382,600	1,339,600	1,151,100	1,149,500	158,100	115,200
Total	2,073,800	1,978,400	1,811,400	1,770,500	424,200	328,800

	Nine Months Ended		Nine Months Ended		As of	As of
	September 30, 2026		September 30, 2025		September 30, 2026	December 31, 2025
Copper Stream	Purchases (Mlbs.)	Sales (Mlbs.)	Purchases (Mlbs.)	Sales (Mlbs.)	Inventory (Mlbs.)	Inventory (Mlbs.)
Mount Milligan	6.5	7.1	7.2	7.2	—	0.7
Other	2.9	2.9	—	—	—	—
Total	9.4	10.0	7.2	7.2	—	0.7
_______________________________________________
(1)     Excludes silver permitted to be deferred under the Pueblo Viejo stream agreement.

Cost of sales, which excludes depreciation, depletion and amortization, increased to $182.7 million for the nine months ended September 30, 2026, from $80.1 million for the nine months ended September 30, 2025. The increase compared to the prior year period was primarily due to higher payments for stream deliveries resulting from higher metal prices (except for gold at Mount Milligan), new sales from the Kansanshi stream and Sandstorm and Horizon assets, and higher sales at Andacollo, Xavantina, Pueblo Viejo, and Rainy River. These increases were partially offset by lower sales at Mount Milligan when compared to the prior year period. Cost of sales is specific to our stream agreements and, except for Mount Milligan, is the result of our purchase of metal for a cash payment that is a set contractual percentage of the spot price for that metal near the date of metal delivery. For Mount Milligan, the cash payments under the stream agreement are the lesser of $435 per ounce or the prevailing market price of gold when purchased and 15% of the spot price for copper near the date of metal delivery. Separately, and in addition to the cash payments under the stream agreement, the Mount Milligan Cost Support Agreement provides for cash payments on gold and copper deliveries that are expected to begin after certain thresholds are met or earlier, if metal prices are below certain thresholds and if requested by Centerra.
General and administrative costs increased to $44.2 million for the nine months ended September 30, 2026, from $31.5 million for the nine months ended September 30, 2025. The increase compared to the prior year period was primarily due to higher employee related and corporate related costs as a result of the Sandstorm and Horizon acquisition and an increase in non-cash stock compensation.
Depreciation, depletion and amortization increased to $269.1 million for the nine months ended September 30, 2026, from $97.1 million for the nine months ended September 30, 2025. The increase was primarily due to additional depletion from the recently acquired Kansanshi stream and Sandstorm and Horizon assets, and additional expense recognized with the sale of the ounces related to the Relief Canyon fixed delivery obligation settlement. These increases were partially offset by lower sales and depletion at Mount Milligan when compared to the prior year period.

For the nine months ended September 30, 2025, there were $12.8 million of acquisition related costs related to the Sandstorm and Horizon acquisition, with no acquisition related costs for the nine months ended September 30, 2026.
Fair value gains on equity securities was $12.2 million for the nine months ended September 30, 2026 primarily due to the increase in value of the Entrée shares acquired as a result of the Sandstorm and Horizon acquisition, compared with de minimis losses for the nine months ended September 30, 2025.
Gain on sale of marketable securities for the nine months ended September 30, 2026 was $15.4 million and primarily related to the sale of Highlander shares on March 27, 2026.
Interest and other expense increased to $28.4 million for the nine months ended September 30, 2026, from $11.3 million for the nine months ended September 30, 2025. The increase was primarily due to higher interest expense as a result of higher average amounts outstanding under our revolving credit facility compared to the prior year period. For the nine months ended September 30, 2026, amounts outstanding under our revolving credit facility averaged $500.2 million at an average all-in borrowing rate of 4.9%, compared to average amounts outstanding of $180.1 million at an average all-in borrowing rate of 5.7% for the prior year period.
For the nine months ended September 30, 2026, we recorded income tax expense of $141.3 million, compared with income tax expense of $49.6 million for the nine months ended September 30, 2025. The income tax expense resulted in an effective tax rate of 15.9% in the current period, compared with 11.6% in the prior year period. The nine months ended September 30, 2026, included a $33.7 million discrete benefit for a change in a foreign tax rate. The nine months ended September 30, 2025, included a $12.0 million discrete benefit for additional recoverable basis in a foreign jurisdiction, a discrete benefit of $4.3 million attributable to the release of a valuation allowance, and a $11.0 million discrete benefit related to withholding tax refunds on foreign royalties.
Liquidity and Capital Resources
Overview
At September 30, 2026, we had current assets of $387.6 million compared to current liabilities of $161.4 million, which resulted in working capital of $226.2 million. This compares to current assets of $377.4 million and current liabilities of $120.9 million at December 31, 2025, resulting in working capital of $256.5 million. The decrease in working capital was primarily due to higher principal and interest payments on our debt, cash calls for Hod Maden, higher income tax payments, and stock repurchase payments, partially offset by lower stream and royalty acquisition costs, higher cash proceeds received from our stream and royalty interests, and proceeds from the sale of marketable securities when compared to the prior year period.
During the nine months ended September 30, 2026, liquidity needs were met from $973.1 million in net cash provided by operating activities and our available cash resources. Working capital, combined with available capacity under our revolving credit facility, resulted in approximately $1.5 billion of total liquidity at September 30, 2026. As of September 30, 2026, we had outstanding debt of $150.0 million and $1.25 billion available under our revolving credit facility. We were in compliance with each financial covenant under the revolving credit facility as of September 30, 2026. See below for further developments on our revolving credit facility.
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
During the nine months ended September 30, 2026, we repaid $750.0 million of outstanding borrowings on our revolving credit facility, leaving $150.0 million outstanding and $1.25 billion available under our revolving credit facility as of September 30, 2026. The interest rate on borrowings under our credit facility as of September 30, 2026, was SOFR plus 1.2% for an all-in rate of 5.1%.
On October 19, 2026, we repaid the remaining $150 million of outstanding borrowings on our revolving credit facility leaving the entire $1.4 billion available as of the date of this report.
Share Repurchase Program
On May 4, 2026, the Board of Directors approved a $500 million share repurchase program under which we may repurchase shares from time to time through open market purchases or by other means. The manner, timing, pricing and amount of any repurchases under the program will be subject to management’s discretion and may be based upon market conditions and alternative opportunities for the use or investment of capital. Although the Board of Directors has authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program.
During the three and nine months ended September 30, 2026, we repurchased 190,045 and 337,250 shares, respectively at an average price of $259.83 and $235.37 per share, for total consideration of $49.4 million and $79.4 million, respectively. The repurchased shares were cancelled and 84,493,627 shares remain outstanding as of September 30, 2026.
Operating Activities
Net cash provided by operating activities totaled $973.1 million for the nine months ended September 30, 2026, compared to $463.1 million for the nine months ended September 30, 2025. The increase was primarily due to higher net cash proceeds received from our stream and royalty interests of $608.3 million and lower acquisition related costs of $12.8 million, partially offset by higher income tax payments of $73.9 million, higher general and administrative payments of $19.4 million and higher interest payments on outstanding debt of $16.1 million when compared to the prior year period.
Investing Activities
Net cash used in investing activities totaled $85.1 million for the nine months ended September 30, 2026, compared to $1.2 billion for the nine months ended September 30, 2025. The decrease in cash used was primarily due to lower cash payments for stream and royalty acquisitions of $1.1 billion and higher cash proceeds of $50.9 million from the sale of marketable securities, partially offset by cash calls of $84.7 million for the Hod Maden investment when compared to the prior year period.
Financing Activities
Net cash used in financing activities totaled $937.2 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $671.2 million for the nine months ended September 30, 2025. The period over period change was primarily due to increased debt repayments of $700.0 million, stock repurchase payments of $79.4 million, and higher dividend payments of $31.9 million when compared to the prior year period and borrowings of $825.0 million on our revolving credit facility in the prior year period, partially offset by current period proceeds from the exercise of Sandstorm assumed options of $23.5 million.
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

Forward-looking statements are often identified by words such as “will,” “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project,” or negatives of these words or similar expressions. Forward-looking statements include, among others, statements regarding the following: our expected financial performance and outlook, including sales volume, revenue, expenses, tax rates, earnings, and cash flows; operators’ expected operating and financial performance and other anticipated developments relating to their properties and operations, including production, deliveries, estimates of mineral resources and mineral reserves, environmental and feasibility studies, technical reports, mine plans, capital requirements, liquidity, and capital expenditures; opportunities for, and anticipated benefits from, investments, acquisitions, and other transactions; receipt and timing of future deliveries and sales of metals; anticipated liquidity, capital resources, financing, financial commitments, and stockholder returns, including share repurchases; borrowings and repayments under our revolving credit facility; and prices for gold, silver, copper, and other metals.
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
During the nine months ended September 30, 2026, we reported revenue of $1.4 billion, with an average gold price for the period of $4,545 per ounce, an average silver price of $73.24 per ounce, and an average copper price of $6.09 per pound. The table below shows the impact that a 10% increase or decrease in the average price of the specified metal would have had on our total reported revenue for the nine months ended September 30, 2026:

Metal	Percentage of Total Reported Revenue Associated with Specified Metal	Amount by Which Total Reported Revenue Would Have Increased or Decreased If Price of Specified Metal Had Averaged 10% Higher or Lower in Period
Gold	74%	$110.4 million
Silver	14%	$28.7 million
Copper	9%	$19.8 million

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information on our common stock repurchase activity for the three months ended September 30, 2026 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 - July 31, 2026	—	$—	—	470,000
August 1, 2026 - August 31, 2026	104,798	$265.50	104,798	442,176
September 1, 2026 - September 30, 2026	85,247	$252.85	85,247	420,622
Total	190,045	$259.83	190,045
_______________________________________________
(1) On May 4, 2026, the Board of Directors approved a $500 million share repurchase program with no fixed expiration date. The manner, timing, pricing, and amount of any repurchases are subject to management’s discretion. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended, terminated, or modified at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from Royal Gold, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (a) Consolidated Statements of Cash Flows, (b) Consolidated Statements of Operations, (c) Consolidated Statements of Comprehensive Income, (d) Consolidated Balance Sheets, and (e) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL GOLD, INC.

Date: November 5, 2026
	By:	/s/ William Heissenbuttel
William Heissenbuttel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Paul Libner
Paul Libner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)